Form 10QSB
period 1999-09-30
ADVANCED BUSINESS SCIENCES INC/DE
filed 2000-02-25
CIK 1088120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or


     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-26455

                        ADVANCED BUSINESS SCIENCES, INC.
        (Exact name of small business issuer as specified in its charter)

                               DELAWARE 87-0347787
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

                              3345 No.107th STREET
                              OMAHA, NEBRASKA 68134
                                 (402) 498-2734
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                           principal executive office)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

     The number of issuer's shares outstanding as of September 30, 1999, was 12,946,624.

     Transitional Small Business Disclosure Form (Check One): YES [ ] NO [X]

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        ADVANCED BUSINESS SCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             September 30, 1999 and December 31, 1998 (in thousands)


                                                                                     (unaudited)
                                                                                  September, 30          December 31
                                ASSETS                                                     1999                 1998
                                                                                  ---------------- --------------------

Current Assets
     Cash and Cash Equivalents ....................................................   $       428   $   377,592
     Receivables
       Trade Accounts .............................................................        53,736        13,995
       Employees ..................................................................        15,411        26,309
       Stock Subscription Receivable ..............................................           -0-       599,452
     Inventory ....................................................................       706,215       535,055
     Prepaid Expenses .............................................................        53,440        16,212
                                                                                           ------        ------

         Total Current Assets .....................................................       829,230     1,568,615
                                                                                          -------     ---------

Property and Equipment
     Furniture and Equipment ......................................................       625,916       571,779
     Leasehold Improvements .......................................................        16,326        16,326
     Leased Equipment .............................................................       237,084       194,236
     Intellectual Property ........................................................       169,000       169,000
                                                                                          -------       -------

         Total Cost ...............................................................     1,048,326       951,341
         Less Accumulated Depreciation and Amortization ...........................       590,387       346,277
                                                                                          -------       -------

         Net Book Value ...........................................................       457,939       605,064
                                                                                          -------       -------

Other Assets
     Rent and Utility Deposits ....................................................         3,473         4,073
     Patents ......................................................................        13,631        13,631
     Advance to Comguard ..........................................................        86,634        66,992
     Investment in Comguard .......................................................           -0-         2,191
                                                                                          -------       -------

         Total Other Assets .......................................................       103,738        86,887
                                                                                          -------       -------

         Total Assets .............................................................   $ 1,390,907   $ 2,260,566
                                                                                      ===========   ===========

                                   LIABILITIES
Current Liabilities
     Cash in Bank Overdraft .......................................................   $    82,976   $   206,230
     Accounts Payable .............................................................       340,492       392,016
     Payroll Taxes Accrued and Withheld ...........................................        55,294       220,440
     Accrued Interest .............................................................        49,871        19,795
     Accrued Wages ................................................................        41,922        45,600
     Note Payable Short Term Debt .................................................     4,476,806     2,034,768
     Current Portion of Long-Term Debt ............................................        20,039        25,978
                                                                                          -------       -------

         Total Current Liabilities ................................................     5,067,400     2,944,827
                                                                                        ---------     ---------

Long-Term Liabilities
     Long-Term Debt, Less Current Portion .........................................       103,914       123,675
                                                                                          -------       -------

          Total Liabilities .......................................................     5,171,314     3,068,502
                                                                                        ---------     ---------

Commitments and Contingency
Stockholders' Equity (Deficit)
     Common Stock 50,000,000 Shares Authorized at $.001
       Par Value; 11,196,016 and 12,633,494 Shares Issued
       and Outstanding Respectively Retroactively Restated ........................        11,197        12,634
     Paid-in Capital ..............................................................     8,866,897     8,306,546
     Deficit Accumulated During the Development Stage .............................  ( 12,660,794)  ( 9,127,116)
                                                                                      ------------   -----------

         Total Stockholders' Equity (Deficit) .....................................  (  3,780,407)  (   807,936)
                                                                                      ------------   -----------

         Total Liabilities and Stockholders' Equity (Deficit) .....................   $ 1,390,907   $ 2,260,566
                                                                                      ===========   ===========



     See accompanying notes to the consolidated financial statements.

                        ADVANCED BUSINESS SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         For the three and nine months
                ended September 30, 1999 and 1998 (in thousands)



                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       --------------------------------------------------
                                                              September 30,              September 30,
                                                       --------------------------------------------------
                                                       1999           1998            1999           1998
                                                       --------------------------------------------------


Revenues ...................................   $     33,952    $    14,187    $    124,909    $    30,307
Cost of Sales ..............................         19,825         32,038          84,384         85,234
                                                    -----------------------------------------------------

     Gross Profit (Loss) ...................         14,127        -17,851          40,525        -54,927
                                                    -----------------------------------------------------

Expenses

     Research and Development ..............        492,219         56,499         876,208        162,975
     Sales and Marketing ...................        118,382        133,971         326,735        287,549
     General and Administrative ............        967,523        524,114       2,151,040      1,306,444
                                                    -----------------------------------------------------
        Total Expenses .....................      1,578,124        714,584       3,353,983      1,756,968
                                                    -----------------------------------------------------

        Loss from Operations ...............     (1,563,997)      (732,435)     (3,313,458)    (1,811,895)

Other Income and Expense

     Loss on Sales of Property and Equipment         (2,578)             -          (2,578)            -
     Interest Expense ......................        (90,784)       (14,854)       (217,642)       (44,859)
     Asset Abandonment                                    -              -               -              -
                                                    -----------------------------------------------------
        Total Other Income and Expense .....        (93,362)       (14,854)       (220,220)       (44,859)
                                                    -----------------------------------------------------

        Net Loss Before Income Taxes .......     (1,657,359)      (747,289)     (3,533,678)    (1,856,754)

Provision for Income Taxes                                -              -               -              -
                                                    -----------------------------------------------------

        Net Loss ...........................   ($ 1,657,359)   ($  747,289)   ($ 3,533,678)   ($1,856,754)
                                               ===========================================================

Net Loss Per Share - Basic and Diluted .....   ($      0.15)   ($     0.10)   ($      0.31)   ($     0.25)
                                               ===========================================================

Weighted Average Shares Outstanding
As Retroactively Restated ..................     11,320,281      7,487,009      11,320,281      7,487,009
                                               ===========================================================




         See accompanying notes to the consolidated financial statements.

                        ADVANCED BUSINESS SCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the nine months ended
             September 30, 1999 and 1998 (unaudited) (in thousands)



                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        1999           1998
                                                                                -------------------------------

Cash Flows from Operating Activities
    Net Loss ...................................................................   ($3,533,678)   ($1,856,754)
    Cash Used in Operating Activities ..........................................       730,132        115,619
    Changes in Operating Assets and Liabilities ................................      (408,549)      (604,640)
                                                                                -------------------------------
        Net Cash Flows Used in Operating Activities ............................    (3,212,095)    (2,345,775)

Cash Flows from Investing Activities
    Purchase of Leased Equipment ...............................................       (42,848)      (180,367)
    Purchase of Property and Equipment .........................................       (56,715)      (113,968)
    (Increase) Decrease in Rent and Utility Deposits ...........................           600          7,876
    Funds Advanced to Comguard .................................................       (19,642)             0
                                                                                -------------------------------
        Net Cash Used in Investing Activities ..................................      (118,605)      (286,459)

Cash Flows from Financing Activities
    Increase (Decrease) in Notes Payable Banks .................................     2,442,038      1,346,547
    Repayment of Long-Term Debt ................................................       (25,700)      (133,948)
    Proceeds from Issuance of Common Stock .....................................        61,000      1,413,789
    Increase (Decrease) in Banks Overdraft .....................................      (123,254)         5,546
    Decrease in Notes Receivable Stockholders ..................................       599,452              0
                                                                                -------------------------------
        Net Cash Provided by Financing Activities ..............................     2,953,536      2,631,934

Increase (Decrease) in Cash and Cash Equivalents ...............................      (377,164)          (300)
                                                                                -------------------------------

Cash and Cash Equivalents, Beginning of Period .................................       377,592            300
                                                                                -------------------------------

Cash and Cash Equivalents, End of Period .......................................   $       428    $         0
                                                                                ===============================
Disclosure from Operating Activities
Interest .......................................................................   $   217,642    $    44,859
Taxes ..........................................................................             0              0




         See accompanying notes to the consolidated financial statements.

                ADVANCED BUSINESS SCIENCES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (in thousands, except share and per share data)

1.       GENERAL

The condensed consolidated balance sheet of Advanced Business Sciences, Inc. ("ABS" or the "Company") at December 31, 1998 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three and nine months ended September 30, 1999 and for the three and nine months ended September 30, 1998 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-SB for the year ended December 31, 1998. The results of operations and cash flows for the nine months ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

2.       ORGANIZATION AND CONSOLIDATION

The Company is a development stage company. The Company develops, produces, markets and supports a broad product line of solutions relating to the wireless electronic tracking, monitoring and reporting of individuals and things. ABS products are designed to enhance productivity, reduce costs, and improve overall response using on-line access to information previously maintained on a variety of media. Today, the Company primarily markets to the criminal justice application for house arrest and continuous electronic monitoring. ABS provides individual monitoring within eleven (11) states: Arizona, Minnesota, Iowa, New Jersey, Ohio, Texas, Wisconsin, Colorado, South Carolina, New York, and Kansas.

The Company was incorporated under the laws of the State of Colorado on June 13, 1983 under the name "Sage Institute International, Inc." A Delaware corporation under the name "Sage Analytics International, Inc." was incorporated on July 17, 1986; and, on September 2, 1986, the Company was reincorporated as a Delaware corporation by merging the Colorado corporation with and into the Delaware corporation.

On December 17, 1997, the shareholders of Advanced Business Sciences, Inc., a Nebraska corporation, concluded a share exchange with the Company (the "Share Exchange") whereupon the Nebraska corporation became the wholly-owned subsidiary of the Company and control of the Company was transferred to the former shareholders of the Nebraska corporation. See "Security Ownership of Certain Beneficial Owners and Management," "Directors, Executive Officers, Promoters and Control Persons," and "Recent Sales of Unregistered Securities." The Company changed its name to Advanced Business Sciences, Inc. on December 18, 1997.

On September 28, 1998, the Company concluded a share exchange with Comguard Leasing and Financial, Inc., an Illinois corporation ("Comguard Leasing"), and its shareholders (the "Comguard Acquisition"). Comguard Leasing, through its subsidiary, Comguard, Inc., provides house arrest monitoring services principally to the State of Illinois. When the Company came under new management, it was determined that Comguard Leasing was not consistent with the Company's long-term strategic goals. The Company's management therefore determined that the Company should divest its holdings in Comguard Leasing. With the agreement of the former shareholders of Comguard Leasing, the Comguard Acquisition was rescinded effective June 1, 1999.

3.       PRORPERTY AND EQUIPMENT AND DEPRECIATION EXPENSES

The following is a summary of property and equipment and depreciation expenses at September 30, 1999 and December 31, 1998:

                                    September 30, 1999         December 31, 1998
      Furniture & Equipment                  $ 625,916                  $571,779
      Leasehold Improvements                    16,326                    16,326
      Intellectual Property                    169,000                   169,000
      Leased Equipment                         237,084                   194,236
                                             ---------                ----------
         Total Cost                          1,048,326                   951,341
                                            ---------                 ----------
         Less Accumulated Depreciation         590,387                   346,277
                                            ----------                ----------
         Net Book Value                      $457,939                  $605,064
                                            ==========                 =========

Depreciation and Amortization Expenses        $254,226                  $172,221


In 1998, the Company reduced the size of its office and warehouse space in Omaha, Nebraska. Leasehold improvements and equipment that could not be moved were written off.


4.       COMMITMENTS AND CONTINGENCIES

The Company's subsidiary, ABS Nebraska, is a defendant in an action pending in Montana Eighteenth Judicial District Court, Gallatin County, captioned Applied Technologies, Inc. v. Advanced Business Sciences, Inc., et al., No. 98-285. This action was initially filed on September 11, 1998. The Amended Complaint alleges that ABS Nebraska is in breach of contract under which the Plaintiff, Applied Technologies, Inc., was to produce prototype and production parolee tracking devices. The Amended Complaint alleges that the Company is in breach of contract for failure to make payments thereunder. The plaintiff prays for an unspecified amount of compensatory and consequential damages. The plaintiff also seeks attorney's fees and such other relief, as the court may deem equitable and proper. ABS Nebraska has denied the allegations, has raised certain affirmative defenses and has brought a counterclaim alleging, among other things, that the Plaintiff failed to deliver in a timely manner all documents schematic drawings, mechanical drawings, computer disks of designs, vendors lists with part numbers and art work. On December 3, 1999, the parties entered into a stipulation for settlement. Under the terms of this settlement, the defendant agreed to pay the sum of $25,000 payable in two equal installments due on December 10, 1999, and May 10, 2000, respectively. When the defendant makes such payment, the plaintiff will cause the action to be dismissed with prejudice and will release the defendant of all claims.

On February 1, 1998, the Company issued 1,250,000 units having an aggregate purchase price of $2,500,000. A unit consisted on one Common Share and a warrant to purchase one Common Share at an exercise price of (1) $3.00 per share during the first year, (2) $4.00 per share during the second year and (3) $5.00 per share during the third year. The warrants expire February 1, 2001. All but sixteen investors in this offering were accredited investors. The Company's management believes that this transaction was in substantial compliance with Rule 506 under the Securities Act; however, the Company may have a contingent liability for an undetermined amount.

The Company entered into an Agreement with a business executive to act as its President and Chief Executive Officer on February 1, 1999. Under terms of the Agreement the executive will act as President, Chief Executive Officer and a voting Director of the Company. The Contract commenced on February 1, 1999 and continues through the third anniversary of that date. Thereafter the contract may be renewed annually and continue on the same terms and conditions for an indefinite term until termination in accordance with the terms of the Agreement. The executive shall be compensated for his services at the rate of $150,000 annually to be paid in accordance with the Company normal payroll practices. The executive shall be eligible for an annual bonus in accordance with criteria established by the Board each year. As discussed in note #19, the executive received 1,000,000 shares of common stock as a hiring incentive.



5.       SUBSEQUENT EVENTS

The Company announced that James E. Stark has been promoted to President and Chief Financial Officer of the Company. Mr. Stark joined ABS September 1, 1999 as the Corporate Controller and also serves as the Secretary of the Company. Mr. Stark will report directly to the Chairman of the Board of Directors of ABS. Mr. Stark's promotion is the result of the resignation of Benjamin J. Lamb as the Company's President, CEO and a member of the Board of Directors.


6.       CORRECTION OF ERRORS

The Company has made changes to the financial statements at December 31, 1998 as follows;

Non Cash Expenses paid by Issuance of Shares of Common Stock.


                                                                          Corrected                Original
                                                                          Statement                Statement
                                                                          ----------------------------------

Consultation Fees - Comguard Acquisition Issued 242,500
Shares at $0.10 Per Share Corrected to $0.44 Per Share ...........        $  106,700               $ 24,250
Issued 457,750 Shares for Employee Bonuses at $0.10
Per Share Corrected $0.30 Per Share ..............................           137,325                 45,775
Issued 1,000,000 Shares for Guarantor Fees at $0.10 Per
Share Corrected to $0.25 Per Share ...............................           250,000                100,000
Accrued Wages for Employee Bonuses to be Paid In Stock in
1999 Accrued at $0.10 Per Share Corrected to $0.30 Per Share .....            45,600                 15,200
                                                                          ----------------------------------
                                                                          $  539,625               $185,225
                                                                          ==================================

Net Increase to Operating Expenses ...............................                               $  354,400
Net Loss Year Ended December 31, 1998 as Originally Reported .....                                3,446,012
                                                                                                  ---------
Net Loss Year Ended December 31, 1998 as Corrected ...............                               $3,800,412
                                                                                                 ==========

The increase in prior per share of the stock issued was adjusted as follows:

                                                                 Discount
                                              Date        Price   Factor   Cost
                                              ---------------------------------
Comguard Acquisition Fees ................   8/24/98   $   2.75$   2.31  $ 0.44
Employee Bonuses .........................    4/9/98       1.88    1.58     0.3
Loan Guarantor ...........................    4/1/98       1.56    1.31    0.25

The discount factor is a result of an independent valuation of the stock's financial and equity risk at 50% and the lack of marketability at 34%.


7.       GOING CONCERN

The accompanying financial statements of Advanced Business Sciences, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statements of operations, the Company has not yet achieved profitable operations. As of September 30, 1999, e Company has insufficient working capital. These items raise substantial doubt about the ability of the Company to continue as a going concern.

Management presently believes that the Company is in the final development stage of its electronic tracking and monitoring devices and the delivery of services relating to these devices. Although there has been substantial progress in the development of this technology, the Company does not have any significant sales and there can be no assurance that the Company will have any significant sales.

Management plans to continue financing development of the Company's technology through the plan described herein.

The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, meet its product development goals, secure new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that might result from outcome of these uncertainties.


7.       FINANCIAL STATEMENTS SINCE INCEPTION

Below are ABS's condensed consolidated statement of operations and statement of cash flows from inception through September 30, 1999.

Statement of Operations

                                                Inception to
                                             September 30, 1999
                                             ------------------

Revenues ...................................   $    249,402
Cost of Sales ..............................        231,915
                                               ------------
     Gross Profit (Loss) ...................         17,487
                                               ------------

Expenses
     Research and Development ..............      2,260,493
     Sales and Marketing ...................      1,305,143
     General and Administrative ............      8,617,643
                                               ------------
        Total Expenses .....................     12,183,279
                                               ------------
        Loss from Operations ...............    (12,165,792)
                                               ------------
Other Income and Expense
     Interest Income .......................         14,744
     Other Income ..........................         84,528
     Loss on Sales of Property and Equipment        (11,914)
     Interest Expense ......................       (686,163)
     Asset Abandonment
                                                    (94,300)
                                               ------------
        Total Other Income and Expense .....       (693,105)
                                               ------------
        Net Loss Before Income Taxes .......    (12,858,897)

Extraordinary Item
    Gain from Extinguishment of Debt .......        569,901
Provision for Income Taxes .................              -
                                               ------------
        Net Loss ...........................   ($12,288,996)
                                               ============

Statement of Cash Flows


Cash Flows from Operating Activities
    Net Loss .......................................   ($12,288,996)
    Cash Used in Operating Activities ..............      1,078,893
    Changes in Operating Assets and Liabilities ....       (470,950)
                                                        -----------
        Net Cash Flows Used in Operating Activities     (11,681,053)

Cash Flows from Investing Activities
    Proceeds from Sales of Property and Equipment ..         31,160
    Purchase of Leased Equipment ...................       (237,084)
    Purchase of Property and Equipment .............       (612,206)
    (Increase) Decrease in Rent and Utility Deposits         (3,473)
    (Increase) in Patents ..........................        (15,145)
    Purchase of Intellectual Property ..............       (169,000)
    Funds Advanced to Comguard .....................        (86,634)
                                                        -----------
        Net Cash Used in Investing Activities ......     (1,092,382)

Cash Flows from Financing Activities
    Increase (Decrease) in Notes Payable Banks .....      4,476,806
    Proceeds from Long-term Debt ...................      4,144,081
    Repayment of long-term Debt ....................              0
    Proceeds from Issuance of Common Stock .........      4,070,000
    Increase (Decrease) in Banks Overdraft .........         82,976
    Decrease in Notes Receivable Stockholders ......              0
                                                        -----------
        Net Cash Provided by Financing Activities ..     12,773,863
                                                        -----------
Increase (Decrease) in Cash and Cash Equivalents ...            428
                                                        -----------
Cash and Cash Equivalents, Beginning of Period .....              0
                                                        -----------
Cash and Cash Equivalents, End of Period ...........   $        428
                                                        ===========

Disclosure from Operating Activities
Interest ...........................................   $    652,749
Taxes ..............................................              0



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ABS is a developmental stage company. As such, the financial results of operations reflect the primary activities of the Company directed toward development and testing of its GPS products, principally for offender monitoring in the criminal justice marketplace. The following table sets forth the number of tracking units monitored or leased for the period indicated. Prior to January 1, 1999, the Company monitored and leased were the same as they appear in the table below. Since January 1, 1999, the Company monitored and leased 135 units in the third quarter of 1999. The remainder of 276 units in the third quarter of 1999 were monitored units only.

               Year         3rd Quarter        Year-to-date
         -------------------------------------------------------
               1998              49                100
               1999             411               1,720

The following table sets forth certain consolidated statements of operations (in thousands) information as a percentage of revenues during the periods indicated:





                                                                  THREE MONTHS ENDED
                                                                     September 30,
                                               -------------------------------------------------
                                                             1999                   1998
                                               -------------------------------------------------

Revenues ...................................   $    33,952        100.0%  $  14,187       100.0%
Cost of Sales ..............................        19,825         58.4%     32,038       225.8%
                                               -------------------------------------------------
     Gross Profit (Loss) ...................        14,127         41.6%    -17,851      -125.8%
                                               -------------------------------------------------
Expenses
     Research and Development ..............       492,219       1449.7%     56,499       398.2%
     Sales and Marketing ...................       118,382        348.7%    133,971       944.3%
     General and Administrative ............       967,523       2849.7%    524,114      3694.3%
                                               -------------------------------------------------
        Total Expenses .....................     1,578,124       4648.1%    714,584      5036.9%
                                               -------------------------------------------------
        Loss from Operations ...............    (1,563,997)     -4606.5%   (732,435)    -5162.7%
Other Income and Expense
     Loss on Sales of Property and Equipment        (2,578)        -7.6%         --         0.0%
     Interest Expense ......................       (90,784)      -267.4%    (14,854)     -104.7%
     Asset Abandonment .....................            --          0.0%         --         0.0%
                                               -------------------------------------------------
        Total Other Income and Expense .....       (93,362)      -275.0%    (14,854)     -104.7%
                                               -------------------------------------------------
        Net Loss Before Income Taxes .......    (1,657,359)     -4881.5%   (747,289)    -5267.4%
Provision for Income Taxes                             --            --          --          --
                                               -------------------------------------------------
        Net Loss ...........................   ($1,657,359)     -4881.5%  ($747,289)    -5267.4%
                                               =================================================



                                                                 NINE MONTHS ENDED
                                               -------------------------------------------------
                                                                   September 30,
                                               -------------------------------------------------
                                                     1999                      1998
                                               -------------------------------------------------


Revenues ...................................   $   124,909       100.0% $    30,307        100.0%
Cost of Sales ..............................        84,384        67.6%      85,234        281.2%
                                               -------------------------------------------------
     Gross Profit (Loss) ...................        40,525        32.4%     -54,927       -181.2%
                                               -------------------------------------------------

Expenses
     Research and Development ..............       876,208       701.5%     162,975        537.7%
     Sales and Marketing ...................       326,735       261.6%     287,549        948.8%
     General and Administrative ............     2,151,040      1722.1%   1,306,444       4310.7%
                                               -------------------------------------------------
        Total Expenses .....................     3,353,983      2685.1%   1,756,968       5797.2%
                                               -------------------------------------------------
        Loss from Operations ...............    (3,313,458)    -2652.7%  (1,811,895)     -5978.5%

Other Income and Expense
     Loss on Sales of Property and Equipment        (2,578)       -2.1%         --           0.0%
     Interest Expense ......................      (217,642)     -174.2%       (44,859)    -148.0%
     Asset Abandonment .....................          --           0.0%         --           0.0%
                                               -------------------------------------------------
        Total Other Income and Expense .....      (220,220)     -176.3%       (44,859)    -148.0%
                                               -------------------------------------------------
        Net Loss Before Income Taxes .......    (3,533,678)    -2829.0%    (1,856,754)   -6126.5%
Provision for Income Taxes                            --          --            --            --
                                               -------------------------------------------------
        Net Loss ...........................   ($3,533,678)    -2829.0%   ($1,856,754)   -6126.5%
                                               ==================================================


Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the Company's ability to secure financing, the results of the Company's product development efforts, future sales levels, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. Description of Business contained in the Company's Form 10-SB filed with the SEC February 9, 2000.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Revenues


The Company derives revenue from sale of products, billable services for monitoring, software license fees, equipment and software leasing, and charges for maintenance and repair of equipment. For the three and nine months ended September 30, 1999, Revenues increased 139.3% to $33,952 for the third quarter of 1999 and 312.1% to 124,909 during the first nine months of 1999, compared to $14,187 and $30,307 respectively during the same periods in 1998. The reason for the increases in both comparable periods are more units being monitored and leased in the three months ended September 30, 1999 (411 units) and for the first nine months of 1999 (1,720 units) as compared to the same periods in 1998 (49 and 100 units respectively).

Cost of Sales

Cost of Sales represents the direct costs associated with the generation of revenue, and includes cost of goods for products which are sold, direct costs of distribution of software and equipment, maintenance expenses on equipment repaired under service agreements, and the direct variable communications expenses associated with the monitoring services provided by the Company. For the three and nine months ended September 30, 1999, Cost of Sales decreased 38.1% to $19,825 for the third quarter of 1999 and 1.0% to $84,384 for the first nine months of 1999, compared to $32,038 and 85,234 respectively during the same periods in 1998. The primary reason for the lower cost of sales in the 1999 periods was increased utilization of the Company assets in service.

Gross Profit

For the three months and nine months ended September 30, 1999, Gross Profit for the Company increased $31,978 to $14,127 and increased $95,452 to $40,525, compared to a Gross Profit of $(17,851) and $(54,927) for the comparable periods of 1998. The reasons for this increase were higher revenues and proportionately lower Cost of Sales in the 1999 periods, as discussed above.

Research and Development

Research and Development expenses are the direct costs associated with the Company's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the Company's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. For the Research and development expenses increased to $492,219 and $876,208 for the three and nine months ended September 30, 1999, respectively, from $56,499 and $162,975 for the same periods in 1998. The primary reason for this increase was that the Company began the design and development work of its Series 2000 product in the third quarter of 1999.

Sales and Marketing

Sales and Marketing expenses represent the costs of the Company's sales and marketing staff, travel and related expenses associated with sales to the Company's customers and prospects, the costs of advertising in magazines and periodicals, attendance at trade shows, and production of marketing and related collateral material. Sales and Marketing expenses increased decreased $15,589 or (11.6%) in the third quarter of 1999 to $118,382 when compared to the third quarter of 1998. The decrease is the result of less advertising and trade show expenses incurred in the third quarter of 1999 when compared to the third quarter of 1998. For the first nine months of 1999, Sales and Marketing expenses increased $39,186 to $326,735, compared to $287,549 in the comparable period of 1998. The primary reason for this increase was that the Company experienced an increase in sales and marketing staff over the comparable period in 1998.

General and Administrative

General and Administrative expenses are all the indirect and overhead expenses associated with the operations of the Company, outside of those expenses described above. These expenses include executive, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel not included in the Sales and Marketing expense, fixed telephone expenses, office leases and supplies, and recruiting and training expense. For the three months ended September 30, 1999, General and administrative expense increased $443,409 to $967,523, from $524,114 in the comparable period of 1998. The primary reason for the increase was an increase in administrative and executive staff. For the nine months ended September 30, 1999, General and Administrative expense increased by $844,596 to $2,151,040, from $1,306,444 in the comparable period of 1998. The primary reason for this increase was an increase in administrative and executive staff.

Profit (loss) from Operations

For the three months ended September 30, 1999, Loss from Operations increased $831,562 to $(1,563,997), compared to $(732,435) for the same period in 1998.
The reason for this increase was higher expenses in the period, as explained above, offset by slightly higher gross profits. For the nine months ended September 30, 1999, Loss from Operations increased $1,501,563 to $(3,313,458), compared to $(1,811,895) for the same period in 1998. The reason for the nine month increase is the same as for the three month period increase as indicated above.

Loss on Sale of Property and Equipment

For the three months ended September 30, 1999, the Company incurred a loss on the sale of certain computer equipment of $2,578 as compared to no expense for the same comparable period in 1998. For the first nine months of 1999 the loss on sale of Property and equipment is the same as for the three months ended September 30, 1999.

Interest Expense

For the three months ended September 30, 1999, Interest expense increased $75,930 to $90,784, compared to Interest expense of $14,854 in the comparable period of 1998. This interest expense increase was due to larger outstanding balances in Company borrowings in 1999 over 1998. For the nine months ended September 30, 1999, Interest expense increased $172,783 to $217,642, compared to Interest expense of $44,859 in the comparable period of 1998. This interest expense increase was due to larger outstanding balances in Company borrowings in 1999 over 1998.

Net Loss

For the three months ended September 30, 1999, the Company had a Net Loss of $1,657,359 or $.15 per share, compared to a Net Loss of $747,289 or $.10 per share, in the comparable period of 1998, for the reasons described above. For the nine months ended September 30, 1999, the Company had a Net Loss of $3,533,678 or $(.31) per share, compared to a Net Loss of $1,856,754 or $(.25)
per share, in the comparable period of 1998, for the reasons described above.

Liquidity and Capital Resources

For the nine months ended September 30, 1999, the Company used $(3,212,095) of cash in operating activities and another $(118,605) in investing activities. It generated $2,953,536 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents for the nine month period of $(377,164). For the same period of 1998, the Company used $(2,345,775) of cash in operating activities and another $(286,459) in investing activities. It generated $2,631,934 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents of $300.

As of September 30, 1999, the Company had the following borrowing facilities in place:

The Company has borrowed the principal sum of $1,000,000 from U.S. Bank N.A. of Omaha, Nebraska. The loan was due in a single payment on August 15, 1999, together with accrued interest. The interest rate is a variable rate based on the U.S. Bank National Association Reference Rate (the "Index Rate") plus two
(2) percent. As of December 15, 1999, the Index Rate was eight and one-quarter (8.25) percent. This loan is secured by a security interest in the Company's tangible and intangible assets. The Company received an extension of this note until March 1, 2000.

The Company has borrowed the principal sum of $999,767.13 from Commercial Savings Bank of Carroll, Iowa. The loan is due on October 5, 1999, together with accrued interest. The interest rate is eight percent (8%) per annum. This loan is secured by a security interest in the Company's tangible and intangible assets. The Company renewed this note until April 5, 2000.

The Company has borrowed the principal sum of $499,021 from each of James Pietig, a director of the Company, and Mary Collison, a stockholder of the Company.

 The Company has borrowed the principal sum of $850,000 from United Bank of Iowa of Carroll, Iowa. The loan had an original maturity date of December 30, 1999 and has been extended until April 15, 2000. The interest rate is eight and one-quarter (8.25)% per annum.

     The Company has borrowed the principal sum of $245,000 from Templeton Savings Bank of Templeton, Iowa. The loan is due June 14, 2000 and carries an interest rate of nine- (9)% per annum.

The Company is a development stage business and has not yet achieved profitable operations. The Company lacks sufficient operating capital, and intends to fund its ongoing development and operations through a combination of additional equity capital and further borrowings. As of September 30, 1999, the Company did not have commitments for either debt or share purchases to meet its planned 1999 operating capital requirements.

Impact of Year 2000 Issues

The Year 2000 issue is related to computer software utilizing two digits rather than four to define the appropriate year. As a result, any of the Company's computer programs or any of the Company's suppliers or vendors that have date sensitive software may incur system failures or generate incorrect data if "00" is recognized as 1900 rather than 2000.

The Company has been addressing Year 2000 issues throughout fiscal year 1998 and has modified or is in the process of modifying any products or services that are affected by Year 2000 issues. The Company has a formal comprehensive Year 2000 readiness plan in place and under the oversight of executive management and, ultimately, the Company's board of directors.


The Company's greatest risk for a material disruption in services lies in a potential disruption of telecommunication services due to an external telecommunication service provider's failure to be Year 2000 compliant and the resulting impact upon the Company's monitoring services. The Company has contacted and obtained assurances from its telecommunications providers that their networks are Year 2000 compliant. In addition, the Company has backup telecommunication provider connectivity if for any reason the primary carrier has a disruption in service.

Databases, operating systems and system hardware have been reviewed and updated as necessary for Year 2000 readiness. A review of the model 1702 GPS tracking unit date format revealed that the 4-digit year is being used for all calculations and Year 2000 issues should affect the model 1702. Year 2000 issues were known when the GPS control software was developed and code was written to comply with these issues.

Reviews of models' 100, 101 and 102 firmware of our house arrest product show that they are not affected by Year 2000 issues due to the way the information is processed. The internal hardware components have been reviewed and will not be affected by Year 2000 issues. Review is currently being done on the house arrest control software that reports violations.

In addition to the review of the system, a Year 2000 testing laboratory was also established. In this laboratory, a monitoring environment was established that mirrored the current operating environment. As part of our testing, all monitoring computers and monitoring units were set to December 31, 1999 and allowed to run for three (3) days. Preliminary results show continued unaffected processing of monitoring information.

The Company believes that, based upon changes and modifications already made and those that are currently planned for implementation in fiscal year 1999, the impact of Year 2000 issues will not be material. However, to the extent the Company or third parties on which it relies do not timely achieve Year 2000 readiness, the Company's results of operations may be adversely affected.


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     For a description of pending litigation, see NOTE 4. COMMITMENTS AND CONTINGENCIES above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
     27.01  Financial Data Schedule

(B) REPORTS ON FORM 8-K
     The registrant filed no reports on Form 8-K during the quarter ended September 30, 1999.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ADVANCED BUSINESS SCIENCES, INC.


Date:    February 25, 2000       By:   /S/ James E. Stark
                                       James E. Stark
                                       President and Chief Financial Officer