Form 10KSB
period 1999-12-31
ADVANCED BUSINESS SCIENCES INC/DE
filed 2000-03-30
CIK 1088120

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

                                FORM 10K-SB



                      Advanced Business Sciences, Inc.
                    -----------------------------------
               (Name of Small Business Issuer in its charter)


      DELAWARE                                            87-0347787
-----------------------                   ---------------------------------
(State of incorporation)                  (IRS Employer Identification No.)

   3345 No. 107th Street, Omaha, Nebraska                           68134
-------------------------------------------                     -----------
(Address of principal executive offices)                         (Zip Code)


                 Issuer's telephone number: (402) 498-2734


     Securities to be registered under Section 12(b) of the Act: None.


        Securities to be registered under Section 12(g) of the Act:

                 Common Stock (par value $0.001 per share)
                 ------------------------------------------
                              (Title of class)





                                  PART I.
                                  -------
Item 1. Description of Business
-------------------------------
     (a) Business Development

     ADVANCED BUSINESS SCIENCES, INC. ("ABS" or the "Company") is a development stage company. The Company develops, produces, markets and supports a broad product line of solutions relating to the wireless electronic tracking, monitoring and reporting of individuals and things. ABS products are designed to enhance productivity, reduce costs, and improve overall response using on-line access to information previously maintained on a variety of media. Today, the Company primarily markets to the criminal justice application for house arrest and continuous electronic monitoring. ABS provides individual monitoring within eleven (14) states:
Arizona, Illinois, Minnesota, Iowa, New Jersey, Indiana, Ohio, Texas, Louisiana, Wisconsin, Colorado, South Carolina, New York, and Maryland.

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

     On December 17, 1997, the shareholders of Advanced Business Sciences, Inc., a Nebraska corporation, concluded a share exchange with the Company (the "Share Exchange") whereupon the Nebraska Corporation became the wholly owned subsidiary of the Company and control of the Company was transferred to the former shareholders of the Nebraska Corporation. See "Security Ownership of Certain Beneficial Owners and Management," "Directors, Executive Officers, Promoters and Control Persons," and "Recent Sales of Unregistered Securities." The Company changed its name to Advanced Business Sciences, Inc. on December 18, 1997.

     On September 28, 1998, the Company concluded a share exchange with Comguard Leasing and Financial, Inc., an Illinois corporation ("Comguard Leasing"), and its shareholders (the "Comguard Acquisition"). Comguard Leasing, through its subsidiary, Comguard, Inc., provides house arrest monitoring services principally to the State of Illinois. When the Company came under new management, it was determined that Comguard Leasing was not consistent with the Company's long-term strategic goals. See "Description of Business-Business of Issuer-Business Strategy." The Company's management therefore determined that the Company should divest its holdings in Comguard Leasing. With the agreement of the former shareholders of Comguard Leasing, the Comguard Acquisition was rescinded effective June 1, 1999.

     (b) Business of Issuer
     (i) Introduction

     The Company was initially engaged in the commercial application of a form of decision support technology which incorporated proprietary methodology and software. This technology involved the identification of potential failures facing an organization or project, ranking such failures in order of significance and determining their root causes. This technology was marketed to both government and private industry. The

                                     2

Company conducted no business operations from in or about April 1996, until the completion of the Share Exchange on December 17, 1997. Upon completion of the Share Exchange, the Company commenced operations once again as described below.

     The Company now designs, develops, produces, sells and supports wireless products and services relating to the tracking, monitoring and reporting of individuals and things. Currently, the Company's business relates to criminal justice applications for house arrest and electronic monitoring.

     The ABS<ComTrak(R) product, which utilizes Global Positioning System ("GPS") technology, wireless communications and proprietary computer software, provides real time monitoring, tracking and reporting of adult and juvenile offenders as a criminal justice rehabilitative alternative. Through controlled monitoring in ABS or customer staffed operations centers, the system tracks the geographic location of every offender in the system reports specific activities and identifies violations against
customer-established parameters.   This information is then delivered to
the appropriate authorities using various methods, including telephone calls, paging and internet-based e-mail and web-based reports. The Company believes use of its system can offer substantial cost savings over the cost of incarceration and improve the efficiency of probation and parole officers. It also offers the backlogged criminal justice systems a more secure solution to the problems of rapidly growing criminal populations, overcrowded correctional facilities and more lenient sentencing alternatives.

     In addition to the criminal justice market, the Company has targeted additional industries where it believes its products and services offer attractive solutions to current problems. One market which the Company has targeted is the transportation industry. This market would include (i) automatic vehicle tracking and (2) through the installation of tracking units at strategic locations, monitoring the status of freight cargo (whether loaded or unloaded on the trailer or other container).

     Another market which the Company has targeted is the healthcare industry. This market would include (1) emergency response services and
(2) tracking infants and Alzheimer's patients.

     (ii) The Electronic Monitoring Market

     To date, the Company has focused primarily upon electronic monitoring in the criminal justice system. The Department of Justice reported that the 1998 prison population included 1,102,653 state prisoners and 107,381 federal prisoners for a total of 1,210,034. That was up 59,866 or 4.8% from 1997. Counting the local 592,000 jail inmates, there were over 1.8 million people behind bars in the United States in 1998. In addition, there were 704,000 individuals on parole and 3,400,000 persons on probation for the same period. From the yearend 1985 to midyear 1998, the number of inmates in the Nation's prisons and jails grew more than 1,058,000, an annual increase of 7.3%, according to the Department of Justice Bureau of Justice Statistics. The Department of Justice has projected an annual growth equal to this historical rate.

     This growth has resulted in stresses on the correctional system in terms of both management and costs. While this has led to increased use of probation and parole as alternatives to incarceration, caseworkers are unable to monitor probationers and parolees effectively. Electronic monitoring enhances the ability of caseworkers to monitor the activities of probationers and parolees, as well as affording house arrest as an economic alternative to incarceration.
                                     3

     According to the National Institute of Justice, electronic monitoring offers two distinct advantages over incarceration, 1) it reduces the public's tax burden by allowing the offender to work and, subsequently, to pay for electronic monitoring costs, and 2) it reduces prison and jail overcrowding by providing a viable alternative to incarceration.

     The traditional house arrest application utilizes (1) a fixed location radio frequency device connected to a power source and telephone line (a "house arrest unit") and (2) a tamper-proof transmitter cuff worn by the offender. The individual under house arrest must remain within a specified distance of the house arrest unit. When they leave that proximity, the house arrest unit transmits a notification over the telephone line to a monitoring center. The monitoring center software and operators determine if this is a permitted or authorized departure, using tables of individual schedules provided by the contracting authorities. If they determine it is a violation of the programmed schedule, a violation notice is created and the appropriate authorities are contacted using pre-established protocols. These protocols can include voice calls, paging, faxing, e-mail or some combination. Additionally, reports are created for transmission as required by the customer organization.

     House arrest monitoring equipment first became commercially available in 1984. In 1987, twenty-one (21) states reported using this electronic monitoring as a sentencing alternative. By 1995, all fifty states were using at least limited amounts of house arrest electronic monitoring. Experts estimate that as many as 300,000 individuals now incarcerated could be supervised more cost-effectively and safely using appropriate electronic supervision. [Source: Journal of Offender Monitoring, January 1998 and March 1999 issues] There were an estimated 95,000 individuals under electronic house arrest at the beginning of 1998. These individuals were monitored primarily through third party service providers under contract to the appropriate local, state and federal agencies.

     The Company believes there is a substantial opportunity to provide a mobile system to monitor offenders in the community environment away from the fixed house arrest location. ABS has pioneered the development of a mobile personal tracking unit a "tracking unit") system which provides continuous monitoring away from the fixed location, utilizing GPS locational information and wireless communications technologies. As of December 31, 1999, the Company had approximately 28 of its GPS-based tracking units in use in the criminal justice system in Arizona, Indiana, Minnesota, Texas, New York, Ohio, New Jersey, and Wisconsin.

     The term of the Company's typical contract ranges in duration from day to day to annual. No maximum or minimum number of persons to be monitored is typically specified. Rather, the Company charges a fixed fee based upon the number of tracking units in service at any given time, which number can frequently vary from day to day. Tracking units are sold or leased in conjunction with the provision of monitoring services by the Company. The Company also sells or leases tracking units to third party providers of monitoring services. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

                                     4

    (iii) Competition

     Today, there are several companies providing monitoring services on a nation-wide basis, including BI Incorporated ("BI"), SecurityLink (an Ameritech company), and General Security Services Corp. In addition, there are many smaller companies that provide monitoring services on a local basis for smaller governmental agencies. BI is believed to be the largest company monitoring offenders in the criminal justice market, with a reported 21,500 active units as of March 31, 1999. There are also other companies which provide house arrest equipment. BI has historically been the largest provider of the equipment in use today. Most companies
supplying house arrest monitoring services also provide equipment.   Other
companies providing house arrest equipment and monitoring services include ElmoTech, Comguard Leasing, Digital Products Corporation, and Tracking Systems Corporation.

     ABS believes that only one other company, Pro Tech Monitoring, Inc., has a GPS-based product in the field today. BI, however, has announced plans to introduce a GPS-based product in 1999.

     (iv) Business Strategy

     The key elements of the Company's business strategy are to:

     - Be a leader in applying GPS technology to applications for tracking individuals and things.

           The Company has an accumulated deficit in excess of $9,500,000, which represents the Company's efforts to date to improve its products.

           Improvements in technology components and communications systems are being constantly evaluated. The Company intends to incorporate appropriate new or improved capabilities into its products on an ongoing basis, and to continue to devote significant resources to the area of product development.

      - Target application opportunities within specific market niches and to be a supplier of equipment and software to those end markets.

           The Company intends to target to the criminal justice segment service providers that need additional and replacement house arrest equipment and who have a need for GPS-based systems.

           GPS technology, in general, has already gained acceptance in the automatic vehicle location segment of the transportation industry and ABS believes that its core product can be readily adapted to that market. The Company has identified the location of untethered trailers as one initial application niche to serve in the transportation industry. ABS has also identified the healthcare industry as a market where its technology may be useful, including newborn infant and senior care as initial market opportunities.

           Additionally, the Company will maintain the capability to undertake special projects, funded by specific customers to meet their unique needs. These special projects will be done to advance ABS's knowledge in targeted markets and to fund development within specific application areas. To date, the Company has worked on no special projects.
                                     5

      - Partner with other businesses that can assist the Company in the development and distribution of its products.

           The Company has engaged the services of other companies to assist the Company in developing its products, whereby the Company maintains ownership of the final product design and application.

           SiRF Technology Incorporated licenses the integrated circuit board and assists the Company in the development of GPS circuit designs. Prism Resources Inc. assists the Company through software development. Innovative Manufacturing Solutions assists in the design and manufacturing of the products' casing/housing. The Company will maintain certain core competencies on its staff, including the senior technology knowledge, and knowledge specific to managing its production, distribution, and sales functions. Part of the business strategy is to identify partner companies in the areas of engineering, manufacturing, technology, communications and distribution.

     To date, the Company has had limited revenue from operations and has accumulated significant losses. Consequently, the Company has had difficulty in obtaining funding from commercial lenders, thereby requiring the Company to obtain funding from private sources. See "Certain Relationships and Relations Transactions." The Company may not be able to find adequate sources of funding to implement its strategic goals. Moreover, there is no assurance that it will ever generate significant revenues or profits.

     (v)The Products and Services of the Company

     The Company markets the ABS<ComTrak(R) solution which provides its customers real-time monitoring of any individual or thing on either a continuous or periodic basis, whether the person or object is moving or is at a fixed location.

     The ABS<ComTrak(R) solution consists of the following components:

     A tracking unit is worn by or placed near the subject. The tracking unit is secured to the subject via a wireless cuff, which is about the size of many wristwatches. The wireless cuff is waterproof and shockproof; its case and strap are designed to be tamper resistant.
The tracking unit utilizes information from the GPS to triangulate the subject's physical position. The tracking unit then transmits this and other information to an operations center. In addition, the tracking unit can be used in a docking station (which is similar to a cradle for a cordless telephone) as a house arrest monitor.

     The tracking unit monitors the status of the wireless cuff and itself and reports to the operations center (see below) the following conditions:

     - Status of radio frequency contact between tracking unit and the house arrest monitor, including proximity violations (i.e. failure to remain within specified proximity of the house arrest monitor).

     -    Tampering with tracking unit or the house arrest monitor

     - Status of communications between the house arrest monitor and the operations center
                                     6

     -    Status of power connection of the house arrest monitor

     -    Status of tracking unit battery

     - Exclusion zone violations (i.e., being in an area or location from which the subject is prohibited).

     ABS Nebraska operates an operations center 24 hours per day, 7 days per week. The operations center monitors the house arrest units and tracking units and provides technical support to customers.

     Each customer maintains a computer workstation at its site. The computer workstation is used by the customer to build daily schedules and program inclusion and exclusion zones. Five levels of service are provided by the Company to meet the specific needs of its customers.

     (vi) The Technology

     (A) Wireless Services and their Regulation

     Wireless communications are transmitted through the space via radio frequency radiation, one of several types of electromagnetic radiation. The radio frequency part of the electromagnetic spectrum is generally defined as electromagnetic radiation with frequencies in the range of 3 kilohertz to 300 gigahertz. One "hertz" equals one cycle per second. A kilohertz ("kHz") is one thousand-hertz, a megahertz ("MHz") is one million-hertz and a gigahertz ("GHz") is one billion-hertz. Microwave radiation is a high-frequency form of radio frequency radiation usually defined as from about 300 MHz to 300 GHz.

     Familiar uses of radio frequency radiation involving telecommunications include AM and FM radios, television, citizens band radio, hand-held walkie-talkies, amateur radio, short-wave radio, cordless telephones and microwave point-to-point and ground-to-satellite telecommunications links. Non-telecommunications applications include microwave ovens and radar.

     The manufacture, sale and use of devices, which utilize any part of the radio frequency radiation spectrum, are subject to regulation. The Federal Communications Commission (the "FCC") is the principal agency responsible for such regulation within the United States. State and local governments, however, exercise some control respecting the siting of wireless facilities. While many transmitters (such as radio stations) must be individually licensed, certain low-power transmitters need not be. These would include such devices as cordless telephones, baby monitors, garage door openers, wireless home security systems, and keyless automobile entry systems. Before such a device may be marketed, however, it must first be tested to determine if the device meets FCC specifications and then receive authorization from the FCC. The devices which, the Company markets fit within this regulatory scheme

     (B) Global Positioning System

     The Global Positioning System consists of at least 24 operational satellites that orbit the earth every 12 hours. Operated by the Department of Defense, this constellation typically permits from five to eight satellites to be visible from any point on earth at any given moment in time. A master control facility located at Schriever Air Force Base in Colorado monitors signals from the satellites and uploads orbital and clock data. Users of GPS convert signals from four different satellites to compute position and time.
                                     7

     Only authorized users of GPS with specially equipped receivers are permitted to use the precise positioning system. The precise positioning system is accurate within 22 meters for horizontal position, 27.7 meters for vertical position and 100 nanoseconds time accuracy. On the other hand, civil users of GPS such as the Company are permitted to use the standard positioning service. The accuracy of the standard positioning service is intentionally degraded by the Department of Defense using a technique referred to as selective availability. The standard positioning service is accurate within 100 meters for horizontal position, 156 meters for vertical position and 340 nanoseconds time accuracy. The standard positioning service is available 24 hours per day without charge or restrictions on a worldwide basis.

     To correct the errors created by selective availability, methods have been developed which are generally referred to as differential GPS techniques. Differential GPS corrects errors at one location with measured bias errors at a known position. A reference receiver (or base station) computes corrections for each satellite signal. Radio link or other electronic means may then transmit corrections. The U.S. Coast Guard, for example, maintains a network of differential monitors and transmits differential GPS corrections over radio beacons covering much of the U.S. coastline. Private differential GPS services are also available, some of which require payment of a user fee. Tracking unit's are configured to use the standard positioning service. Tracking units may be configured to use differential GPS if customers so desire.

     On March 29, 1996, a Presidential directive (the "Presidential Directive") announced that it is the policy of the U.S. Government that the U.S. would continue to provide GPS for peaceful civil, commercial and scientific use on a continuous, worldwide basis, free of direct user fees, but that selective availability would be discontinued within ten years. As a result, civil GPS-based would be able to use the precise positioning system. On January 25, 1999, the Vice President announced a budgetary initiative to modernize GPS by adding two new civil signals to future GPS satellites.

    GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites have design lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. To repair damaged or malfunctioning satellites is not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. However, the Presidential Directive marks the first time in the evolution of GPS that access for consumer, civilian and commercial use has a solid foundation in law. Because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products could have a material adverse effect on the Company's financial results.

                                     8

    A recent study by the Johns Hopkins University Applied Physics Laboratory (January 1999) examined the susceptibility of GPS equipment to intentional or inadvertent signal interference. This study concluded that only intentional interference (i.e., jamming) and ionospheric errors and scintillation represented any significant risk. Such risks, however, could be reduced using various mitigation techniques; and, moreover, such interference would most likely be short in duration. The Company has a patent pending regarding certain software solutions to mitigate such interference. Nevertheless, concerns about the integrity of GPS could translate into reduced demand for the Company's products and services.

     (vii) Intellectual Property Rights

     The Company has three pending U.S. Patent Applications covering its technology. Two of the patent applications cover a system for remotely monitoring an individual, and for providing real time notification if that individual fails to comply with predetermined conditions. The third application covers a unique antenna for use with the system.

     The Company has been granted a nonexclusive, nontransferable software license from SiRF Technology Incorporated ("SiRF"). SiRF has designed GPS chip sets and software solutions that allow ABS to embed GPS technology into its products. This license is for an indefinite term; however, it may be terminated if SiRF loses any of its rights as to the software products encompassed therein or by either party upon thirty (30) days written notice in the event of a material breach of the license by the other party.

     (viii) Regulation

     The manufacture, sale and use of radio frequency radiation devices is regulated by the FCC. See Item 1(b)(vi)(A) of this Part I. Similarly, insofar as GPS remains funded and controlled by the U. S. government, devices utilizing GPS must conform to government specifications. The FCC's authorization is pending with respect to the Company's products.

     The use of tracking devices as an aid to, or indeed substitute for, physical surveillance by law enforcement personnel, is subject to federal, state and local law. Generally stated, tracking devices may be attached to or installed upon the monitored person or object without court order as long as the person or objects remain in public view. Once the person or object is withdrawn from public view, a court order is required. But, where a tracking device has been placed with contraband (e.g., stolen goods), rather than with a lawfully possessed item, warrant-less monitoring can continue to occur even after the monitored object has been taken onto private premises. As a rule, all persons presently monitored by the Company are subject to a court order requiring such monitoring as a condition to their release.

     The use of tracking devices by private persons is also subject to applicable law. The monitoring of persons without their consent or of objects without their owners' or lawful possessors' consent may be a violation of laws protecting privacy and property rights.


     (ix) Research and Development

     During 1997, 1998 and 1999, the Company expended $283,429, $500,628 and $1,096,357, respectively, toward research and development. The costs of such research and development are borne by the Company and not by any of its customers.

     (x) Customers; Orders Backlog

     Because the Company is a development stage company, it has to date sustained significant losses. The loss of any customer could further worsen the prospects and business of the Company. There is no material backlog of orders for products of the Company.

     (xi) Seasonality

     The Company's business is not seasonal.

     Employees

     The Company as of March 24, 2000 has 19 full-time employees', 1 part-time employee and 3 contract employees on staff.

Item 2. Description of Property
-------------------------------
     The Company leases approximately 6,212 square feet of office space located at 3345 No. 107th Street, Omaha, Nebraska. All of the Company's administrative, sales, service and other business operations are conducted at this location. This lease is for a term commencing on December 1, 1998, and ending on November 30, 2001. The base rent is $4,659.00 per month. The lease also requires the Company to pay $1,099.53 per month as its pro rata share of the operating expenses respecting the leased premises.

    The Company leases computers, office equipment and furniture from several sources. The rent for such items is in excess of $3,900.00 per month.

    In the opinion of the Company's management, the Company's properties are adequately covered by insurance.

Item 3.  Legal Proceedings
--------------------------

    The Company's subsidiary, ABS Nebraska, is a defendant in an action pending in Montana Eighteenth Judicial District Court, Gallatin County, captioned Applied Technologies, Inc. v. Advanced Business Sciences, Inc., et al., No. 98-285. This action was initially filed on September 11, 1998. The Amended Complaint alleges that ABS Nebraska is in breach of contract under which the Plaintiff, Applied Technologies, Inc., was to produce prototype and production parolee tracking devices. The Amended Complaint alleges that the Company is in breach of contract for failure to make payments thereunder. The plaintiff prays for an unspecified amount of compensatory and consequential damages. The plaintiff also seeks attorney's fees and such other relief, as the court may deem equitable and proper. ABS Nebraska has denied the allegations, has raised certain affirmative defenses and has brought a counterclaim alleging, among other

things, that the Plaintiff failed to deliver in a timely manner all documents schematic drawings, mechanical drawings, computer disks of designs, vendors lists with part numbers and art work. On December 3, 1999, the parties entered into a stipulation for settlement. Under the terms of this settlement, the defendant agreed to pay the sum of $25,000 payable in two equal installments due on December 10, 1999, and May 10, 2000, respectively. When the defendant makes such payment, the plaintiff will cause the action to be dismissed with prejudice and will release the defendant of all claims.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

    None.

                                  PART II
                                  --------

Item 5. Market for the Company's Common Equity and Related Stockholder
Matters.
----------------------------------------------------------------------

    Until July 2, 1999, the Common Shares of the Company were traded on the OTC Bulletin Board under the trading symbol ABSH (or ABSHE). The following table sets forth the high and low bid information for each quarter since January, 1998.

    From July 2, 1999 through the end of December 31, 1999, the Common Shares have been quoted on the so-called "pink sheets" maintained by the National Quotation Bureau. Prior to January 1998, the Common Shares were traded under the symbol SAII; however, the Company does not have any bid information prior to the Share Exchange.

    On February 29, 2000, the Company's common stock was relisted on the OTC Bulletin Board under the trading symbol ABSH.


     Year           Quarter        High           Low
     -------------- -------------  -------------- -------------
     1998           1st            $2.6250        $1.2500
                    2nd            $4.3750        $1.2500
                    3rd            $4.5000        $1.5000
                    4th            $2.6875        $0.7500

     1999           1st            $2.1250        $0.7500
                    2nd            $1.1875        $0.5313
                    3rd            $1.00          $0.1250
                    4th            $0.6250        $0.1250

     The source of the foregoing information is Bloomberg, LP Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of January 31, 2000, there were outstanding 14,498,540 Common Shares held of record by 434 stockholders. There are no shares of Preferred Stock presently outstanding.

                                     11

Item 6. Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------
     ABS is a developmental stage company. As such, the financial results of operations reflect the primary activities of the Company directed toward development and testing of its GPS products, principally for offender monitoring in the criminal justice marketplace. The following table sets forth the number of individuals being tracked by units being monitored or leased for the period indicated. Prior to January 1, 1999, the Company the number of individuals that were monitored and had leased units was the same as they appear in the table below. Since January 1, 1999, the Company monitored and leased units to 190, 180, 135 and 390 individuals in each quarter ended for 1999. The remainder of 562, 377, 276 and 150 in each quarter for 1999, respectively, were monitored individuals only.


     Year      1st Quarter 2nd Quarter  3rd Quarter 4th Quarter  Total
     --------  ----------- -----------  ----------- -----------  --------
     1997      33          9            34          43           119

     1998      24          27           49          58           158

     1999      752         557          411         540          2,260

The following table provides a breakdown of selected results of operations for the years ended December 31, 1999, 1998 and 1997, and is the basis for the following discussion of the results of operations:


                                      Period Ended   Period Ended   Period Ended
                                          December       December       December
                                          31, 1999       31, 1998       31, 1997
                                      -------------  -------------  -------------

  Revenues                                 178,074         49,353         26,100
  Cost of Sales                            103,234         90,146         22,867
  Gross Profit (Loss)                       74,840        (40,793)         3,233
Expenses
  Research and Development               1,096,357        500,628        283,429
   Sales and Marketing                     403,933        427,120        384,052
   General and Administrative            2,738,607      2,530,796      1,548,396
                                      -------------  -------------  -------------
     Total Expenses                      4,238,897      3,458,544      2,215,877
                                      -------------  -------------  -------------
     Loss from Operation                (4,164,057)    (3,499,337)    (2,212,644)

Other Income and Expense
   Interest Income                          43,707              -          4,172
   Other Income                                 10              -              -
   Loss on Sale of Property
     and Equipment                          (9,610)          (349)        (2,876)
   Interest Expense                       (332,128)      (206,426)      (183,812)
   Asset Abandonment                        (2,849)       (94,300)             -
                                      -------------  -------------  -------------
     Total Other Income
     and Expense                          (300,869)      (301,075)      (182,516)
                                      -------------  -------------  -------------
   Loss Before Extraordinary Item
   and Provision for Income Taxes       (4,464,926)    (3,800,412)    (2,395,160)

Extraordinary Item
   Gain from Extinguishment of Debt,
   Net of Income Taxes                           -              -        569,901
                                      -------------  -------------  -------------
   Loss Before Provisions for
     Income Taxes                       (4,464,926)    (3,800,412)    (1,825,259)
   Provision for Income Taxes                    -              -              -
                                      -------------  -------------  -------------
Net Loss                               $(4,464,926)   $(3,800,412)   $(1,825,259)
                                      =============  =============  =============

     (a) Revenue

     The Company derives revenue from sale of products, billable services for monitoring, software license fees, equipment and software leasing, and charges for maintenance and repair of equipment. For the year ended December 31, 1999, revenue increased $128,721 to $178,074, an increase of 260.8% over the comparable period of 1998 of $49,353. The increase in revenue is a result of an increase in the number of individuals being monitored and leased in 1999 (2,260) as compared to the same period in 1998
(158).

     For the twelve months ended December 31, 1998, revenue increased $23,253, or 89.1%, over the comparable period of 1997. The reason for the increase was an increase in the number of individuals monitored and leased to 158 in 1998 compared to 51 individuals for the same comparable period in 1997.
                                     13

     (b) Cost of Sales

     Cost of Sales represents the direct costs associated with the generation of revenue, and includes cost of goods for products which are sold, direct costs of distribution of software and equipment, maintenance expenses on equipment repaired under service agreements, and the direct variable communications expenses associated with the monitoring services provided by the Company. For the year ended December 31, 1999, Cost of Sales was $103,234, or 58.0% of revenues, compared with $90,146, or 182.7% of revenue for the comparable period in 1998. The primary reason for the lower cost of sales as a percentage of revenue in the 1999 period were increased utilization of the Company assets in service.

     For the year ended December 31, 1998, Cost of Sales was $90,146, or 182.7% of revenues, compared with $22,867, or 87.6% of revenue for the comparable period in 1997. These increases were due to an increase in the number of customer and prospect demonstrations and demonstration units deployed by the company in 1998, as a result of its sales and marketing activities.

     (c) Gross Profit

     For the year ended December 31, 1999, Gross Profit for the Company increased $115,633, to $78,840, compared to a Gross Profit of $(40,793) for the comparable period of 1998. The reasons for this increase were higher revenues and proportionately lower Cost of Sales in the 1999 period, as discussed above.

     For the year ended December 31, 1998, Gross Profit for the Company declined $44,026, to a loss of $40,793 compared to a positive Gross Profit of $3,233 in the comparable period of 1997. The reason for the decline was the proportionately higher Cost of Sales in 1998, as discussed above.

     (d) Expenses Research and Development

     Research and Development expenses are the direct costs associated with the Company's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the Company's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. For the year ended December 31, 1999, Research and Development expenses increased $595,729 to $1,096,357, compared to $500,628 for the comparable period of 1998. The increase is a result of the Company's design and development work of its Series 2000 product in the third and fourth quarters of 1999.

     Research and Development expenses increased $217,199 in the year ended December 31, 1998 to $500,628, compared to $283,429 in the comparable period of 1997. The primary reason for this increase was the funding for the continuing development of the Company's ABS COMTRAK unit for criminal justice applications and for development of the Company's monitoring center system.



                                     14

     (e) Sales and Marketing

     Sales and Marketing expenses represent the costs of the Company's sales and marketing staff, travel and related expenses associated with sales to the Company's customers and prospects, the costs of advertising in magazines and periodicals, attendance at trade shows, and production of marketing and related collateral material. For the year ended December 31, 1999, Sales and Marketing expenses decreased $23,187 to $403,933, compared to $427,120 for the comparable period of 1998. The decrease is a result of less travel and marketing supplies as compared to the same year end period of 1998.

     Sales and Marketing expenses increased $43,068 to $427,120 in the year ended December 31, 1998, compared to $384,052 in the comparable period of 1997. The reason for this increase was the Company's expanded efforts to market the ABS COMTRAK unit to the criminal justice market place in 1998, and to build a market image for that product within the criminal justice market.

     (f) General and Administrative

     General and Administrative expenses are all the indirect and overhead expenses associated with the operations of the Company, outside of those expenses described above. These expenses include executive, administrative, and accounting staff payroll, taxes and benefits, rent on property, all travel not included in the Sales and Marketing expense, fixed telephone expenses, office leases and supplies, and recruiting and training expense. For the year ended December 31, 1999, General and Administrative expense increased $207,811 to $2,738,607, from $2,530,796 for the comparable period of 1998. The primary reason for the increase was an increase in depreciation and amortization expense attributable to an increase in the number of units in operation.

     For the year ended December 31, 1998, General and Administrative expense increased by $982,400 to $2,530,796, from $1,548,396 in the comparable period of 1997. The primary reason for this increase was an increase in administrative and executive staff.

     (g) Profit (loss) from Operations

     For the year ended December 31, 1999, Loss from Operations increased $664,720 to $(4,164,057), compared to $(3,499,337) for the same period in
1998. The reason for this increase was higher expenses in the period, as explained above, offset by slightly higher gross profits.

     For the year ended December 31, 1998, Loss from Operations increased by $1,286,693 to $(3,499,337), compared to an operating loss of $(2,212,644) in the comparable period of 1997. The cause for this increase were $217,199 higher Research and Development expenses, a $982,400 increase in General and Administrative expense, $43,068 higher Sales and Marketing expense, and $44,026 lower Gross Profit, for the reasons discussed above.

     (h) Interest and Other Income

     For the year ended December 31, 1999 the Company Interest Income of $43,707 compared to 0 for the comparable period of 1998. The primary reason for the Interest Income in the period was a write off of a disputed lease, which has been resolved.


     (i) Loss on Sales of Property and Equipment

     For the year ended December 31, 1999 the Company incurred a loss on the sale of certain computer equipment of $9,610 as compared to $349 for the same comparable period in 1998.

     (j) Interest Expense

     For the year ended December 31, 1999, Interest expense increased $125,702 to $332,128, compared to Interest expense of $206,426 in the comparable period of 1998. This interest expense increase was due to larger outstanding balances in Company's borrowings for 1999 when compared to 1998.

     For the year ended December 31, 1999, Interest expense increased $22,614 to $206,426, compared to Interest expense of $183,812 in the comparable period of 1997. This interest expense increase was due primarily to larger outstanding balances in Company borrowings in 1998 over 1997.

     (k) Asset Abandonment Charge

     For the year ended December 31, 1999, the Company incurred a charge for Asset Abandonment of $2,849 compared to $94,300 for the same period in 1998. This charge is the result of adjustments to the Company's property and equipment assets to reflect obsolete or unusable assets.

     (l) Extraordinary Items, Gain from Extinguishment of Debt

     For the year ended December 31, 1997, the Company recognized a gain from extinguishment of debt of $569,901.

     (m) Net Loss

     For the year ended December 31,1999, the Company had a Net Loss of $4,464,927 or $(.38) per share, compared to a Net Loss of $3,800,412 or $(.40) per share, in the comparable period of 1998, for the reasons described above.

     For the year ended December 31, 1997, the Company had a Net Loss of $(1,825,259), or $(.33) per share.

     (n) Liquidity and Capital Resources

     For the year ended December 31, 1999, the Company used $(3,723,640) of cash in operating activities and another $(334,155) in investing activities. It generated $3,688,046 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents for the twelve month period of $(369,749). The Company is a development stage company, which continues to incur high levels of development expenses in researching and designing its products. The reduction in cash over the past twelve-month period is a result of this continued development. For the year ended December 31, 1998, the Company used $2,863,876 of cash in operating activities and another $358,581 in investing activities. It generated $3,599,749 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash and cash equivalents of $377,292 for the 1998 fiscal year. This increase was primarily the result of an increase in cash provided by financing activities, and reduced by the increase in cash used in operating and investing activities.

                                     16

     The Company continues to seek additional financing or funding sources, including possible sale of securities. No assurance can be given that the Company will be able to obtain such additional funding or financing, or a renewal of its line of credit or be able to obtain financing on satisfactory terms.

     As of December 31, 1999, the Company had the following borrowing facilities in place:

     The Company has borrowed the principal sum of $1,000,000 from U.S. Bank N.A. of Omaha, Nebraska. The loan was due in a single payment on August 15, 1999, together with accrued interest. The interest rate is a variable rate based on the U.S. Bank National Association Reference Rate (the "Index Rate") plus two (2) percent. As of January 15, 2000, the Index Rate was eight and one-quarter (8.50) percent. This loan is secured by a security interest in the Company's tangible and intangible assets. The Company received an extension of this note until March 2, 2000 and is currently negotiating another extension to this note.

     The Company has borrowed the principal sum of $999,767.13 from Commercial Savings Bank of Carroll, Iowa. The loan was due on October 5, 1999, together with accrued interest. The interest rate is eight percent (8%) per annum. The Company renewed this note until April 5, 2000.

     The Company has borrowed the principal sum of $499,021 from each of James Pietig, a director of the Company, and Mary Collison, a stockholder of the Company. See "Certain Relationships and Related Transactions."

     The Company has borrowed the principal sum of $850,000 from United Bank of Iowa of Carroll, Iowa. The loan had an original maturity date of December 30, 1999 and has been extended until April 15, 2000. The interest rate is eight and one-quarter (8.25)% per annum.

     The Company has borrowed the principal sum of $500,000 from Templeton Savings Bank of Templeton, Iowa. The loan is due June 14, 2000 and carries an interest rate of nine (9)% per annum.

     The Company as borrowed an additional $810,396 from individuals and an Officer which are payable on demand and have varying interest rates from 0.0% to 9.0%.

     The Company is a development stage business and has not yet achieved profitable operations. The Company lacks sufficient operating capital, and intends to fund its ongoing development and operations through a combination of additional equity capital and further borrowings. As of March 24, 2000, the Company did not have commitments for either debt or share purchases to meet its planned 2000 operating capital requirements.

     (o) Impact of Year 2000 Issues

     The Company did not experience any Year 2000 system issues or miscalculations causing disruptions of operations related to computer software utilizing two digits rather than four to define the appropriate year. The Company does not anticipate incurring any system issues related to Year 2000 issues.


Item 7.  Financial Statements.
------------------------------
     See "Item 13 Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Consolidated Financial Statement and the notes thereto, and the financial statement schedules filed as part of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
-------------------------------------------------------------------------
     None.

                                  PART III
                                 ---------

     Incorporated by reference in Items 9 to 12 below are certain sections of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.
-----------------------------------------------------------------------

  The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


Item 10.  Executive Compensation.
---------------------------------
  The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

  The discussion under the heading "Security Ownership of Certain
Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


Item 12.  Certain Relationships and Related Transactions.
----------------------------------------------------------
  The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


                                  PART IV
                                  --------
Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

  (a)  (1)  Financial Statements.

       Reference is made to the Index to the Financial Statements on Page F-1.

  (a)  (2)  Exhibits

       3.01   Restated Certificate of Incorporation of the Company *

       3.02   Restated Bylaws of the Company *

       4.01   Form of Common Stock Certificate *

       10.01  Business Office Lease *

       10.02  Loan Agreement with Commercial Savings Bank *

       10.03  Loan Agreement with US Bank, N.A. *

       10.04  Loan Agreement with Mary Collison *

       10.05  Loan Agreement with James Pietig *

       10.06  License with SiRF Technology, Inc. *

       10.07 Employment Agreement by and between the Company and Benjamin J. Lamb *

       10.08  Employment Agreement by and between the Company and James E.
              Stark *

       21.01  Subsidiaries of the Company  *

       23.01  Consent of Independent Auditor

       27.01  Financial Data Schedules

* Previously filed as an exhibit to the registrant's registration statement under Form 10-SB (Commission File No. 0-26455), which is hereby incorporated by this reference.

  (b)  (3)  Reports on Form 8-K.

       No reports on Form 8-K were filed during the Company's fourth fiscal quarter.



                                     19

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          ADVANCED BUSINESS SCIENCES, INC.

          By: /s/  JAMES E. STARK
          -----------------------
          James E. Stark
          President and Chief Financial Officer
          (Principal Executive Officer and Principal Financial Officer)
          Dated: March 30, 2000



                                     20

                     Advanced Business Sciences, Inc.
                       (A Development Stage Company)

                            Financial Statements
                          December 31, 1999 & 1998

                     Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                             December 31, 1999


                                   Index

                                                                       Page

  Independent Accountants' Audit Report. . . . . . . . . . . . . . . . .F-3

Financial Statements


  Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .F-4 & F-5

  Statements of Operations . . . . . . . . . . . . . . . . . . . .F-6 & F-7

  Statements of Stockholders' Equity (Deficit) . . . . . . . . .F-8 to F-13

  Statements of Cash Flows . . . . . . . . . . . . . . . . . . F-14 to F-15

  Notes to Financial Statements. . . . . . . . . . . . . . . . F-17 to F-31

Supplemental Information

  Independent Accountants' Audit Report on
  Supplemental Information . . . . . . . . . . . . . . . . . . . . . . . 32

  Schedules of Expenses. . . . . . . . . . . . . . . . . . . . .F-33 & F-34


/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

                        Independent Auditors Report
                        ----------------------------

Board of Directors
Advanced Business Sciences, Inc.

I have audited the accompanying balance sheets of Advanced Business Sciences, Inc., as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Advanced Business Sciences, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #15 to the financial statements, the Company has an accumulated deficit at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Schvaneveldt & Company
Salt Lake City, Utah
March 19, 2000

                                    F-3

                      Advanced Business Sciences, Inc.
                        (A Development Stage Company)
                              Balance Sheets
                         December 31, 1999 and 1998

                                                               1999           1998
                                                        ------------   ------------
    Assets
Current Assets
--------------
 Cash and Cash Equivalents                              $     7,843    $   377,592
 Receivables
  Trade Accounts                                             32,782         13,995
  Employees                                                  21,778         26,309
  Stock Subscription Receivable (note 11)                       -0-        599,452
 Inventory                                                  777,432        535,055
 Prepaid Expenses                                               -0-         16,212
                                                        ------------   ------------
   Total Current Assets                                     839,835      1,568,615
                                                        ------------   ------------

Property and Equipment
----------------------
 Furniture and Equipment (note 4)                           540,478        571,779
 Leasehold Improvements (note 4)                             16,326         16,326
 Leased Equipment (note 4)                                  233,428        194,236
 Intellectual Property (notes 4 & 8)                            -0-        169,000
                                                        ------------   ------------
   Total Cost                                               790,232        951,341

   Less Accumulated Depreciation and Amortization           463,518        346,277
                                                        ------------   ------------
   Net Book Value                                           326,714        605,064
                                                        ------------   ------------
Other Assets
------------
 Product Development                                        229,683            -0-
 Rent and Utility Deposits                                    3,473          4,073
 Patents (note 5)                                            12,117         13,631
 Advance to Comguard (note 9)                                77,086         66,992
 Investment in Comguard (note 9)                                -0-          2,191
                                                        ------------   ------------
   Total Other Assets                                       322,359         86,887
                                                        ------------   ------------
   Total Assets                                         $ 1,488,908    $ 2,260,566
                                                        ============   ============

 The accompanying notes are an integral part of these financial statements
                                    F-4

                      Advanced Business Sciences, Inc.
                        (A Development Stage Company)
                         Balance Sheets -Continued-
                         December 31, 1999 and 1998

                                                               1999           1998
                                                        ------------   ------------

   Liabilities
Current Liabilities
-------------------
 Cash in Bank Overdraft                                 $    18,352    $   206,230
 Accounts Payable                                           589,958        392,016
 Payroll Taxes Accrued and Withheld (note 6)                 52,794        220,440
 Accrued Interest                                            93,496         19,795
 Accrued Wages                                               33,570         45,600
 Settlement Costs                                            12,500            -0-
 Note Payable Short Term Debt (note 12)                   5,158,206      2,034,768
 Current Portion of Long-Term Debt (note 12)                 26,251         25,978
                                                        ------------   ------------

   Total Current Liabilities                              5,985,127      2,944,827
                                                        ------------   ------------
Long-Term Liabilities
---------------------
 Long-Term Debt, Less Current Portion (note12)              103,636        123,675
                                                        ------------   ------------
    Total Liabilities                                     6,088,763      3,068,502
                                                        ------------   ------------
Commitments and Contingency (note 17)

Stockholders' Equity (Deficit) (note 14)
----------------------------------------
 Preferred Stock 1,000,000 Shares Authorized at
  $.01 Par Value; 1,000 Issued and Outstanding                    10            -0-
 Common Stock 50,000,000 Shares Authorized at
  $.001 Par Value; 13,508,958 and 12,633,494
  Shares Issued and Outstanding Respectively
 Retroactively Restated                                       13,510         12,634
 Paid-In Capital                                           8,948,027      8,306,546
 Paid-In Capital Unexpired Options                            30,640            -0-
 Deficit Accumulated During the Development Stage       (13,592,042)   ( 9,127,116)
                                                        ------------   ------------

   Total Stockholders' Equity (Deficit)                 ( 4,599,855)   (   807,936)
                                                        ------------   ------------
   Total Liabilities and
   Stockholders' Equity (Deficit)                       $ 1,488,908    $ 2,260,566
                                                        ============   ============


 The accompanying notes are an integral part of these financial statements
                                    F-5


                        Advanced Business Sciences, Inc.
                          (A Development Stage Company)
                            Statements of Operations
           For the Years Ended December 31,1999, 1998 and 1997 and the
    Period from January 5, 1992 (Inception) to December 31, 1999 (Unaudited)

                               Year Ended    Year Ended    Year Ended    (Inception)
                                 December      December      December    to December
                                 31, 1999      31, 1998      31, 1997       31, 1999
                             ------------- ------------- ------------- --------------
Revenues                      $   178,074  $     49,353  $     26,100  $     302,567
--------
Cost of Sales                     103,234        90,146        22,867        250,765
-------------
Gross Profit (Loss)                74,840  (     40,793)        3,233         51,802
-------------------          ------------- ------------- ------------- --------------

Expenses
--------
 Research and Development       1,096,357       500,628       283,429      2,480,642
 Sales and Marketing              403,933       427,120       384,052      1,382,341
 General and Administrative     2,738,607     2,530,796     1,548,396      9,205,210
                             ------------- ------------- ------------- --------------
   Total Expenses               4,238,897     3,458,544     2,215,877     13,068,193
                             ------------- ------------- ------------- --------------
   Loss from Operations       ( 4,164,057) (  3,499,337) (  2,212,644) (  13,016,391)

Other Income and (Expense)
--------------------------
 Interest Income                   43,707           -0-         4,172         58,451
 Other Income                          10           -0-           -0-         84,538
 Loss on Sale of Property
  & Equipment                 (     9,610) (        349) (      2,876) (      18,946)
 Interest Expense             (   332,128) (    206,426) (    183,812) (     800,649)
 Asset Abandonment (note 4)   (     2,849) (     94,300)          -0-  (      97,149)
                             ------------- ------------- ------------- --------------
   Total Other Income
    & Expense                  (   300,869) (    301,075) (    182,516) (     773,754)
                              ------------- ------------- ------------- --------------
   Loss Before Extraordinary
    Item & Provision for
    Income Taxes               ( 4,464,926) (  3,800,412) (  2,395,160) (  13,790,145)

Extraordinary Item
------------------
 Gain from Extinguishment
  of Debt, Net of Income
  Taxes (note 16)                      -0-           -0-       569,901        569,901
                              ------------- ------------- ------------- --------------
   Loss Before Provisions
    for Income Taxes           ( 4,464,926) (  3,800,412) (  1,825,259) (  13,220,244)

   Provision for Income
    Taxes                              -0-           -0-           -0-            -0-
                              ------------- ------------- ------------- --------------
    Net Loss                   ($4,464,926) ($ 3,800,412) ($ 1,825,259) ($ 13,220,244)
                              ============= ============= ============= ==============

 The accompanying notes are an integral part of these financial statements
                                    F-6

                     Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                          Statements of Operations
               For the Years Ended December 31,1998 and 1997

                                 Year Ended    Year Ended    Year Ended
                                   December      December      December
                                   31, 1999      31, 1998      31, 1997
                               ------------- ------------- -------------

  Loss Per Share Before
     Extraordinary Items        ($     0.38) ($      0.40) ($.     0.44)

  Loss Per Share After
     Extraordinary Items        (      0.38) (       0.40) (       0.33)

  Weighted Average Shares
      Outstanding as
      Retroactively Restated      11,609,390     9,391,265     5,405,367



   The accompanying notes are an integral part of these financial statements
                                         F-7


                           Advanced Business Sciences, Inc.
                            (A Development Stage Company)
                     Statements of Stockholders' Equity (Deficit)
               For the Period from January 5, 1992 to December 31, 1999

                                                                             Deficit
                                                                         Accumulated
                                                                          During the
                     Preferred Stock          Common Stock      Paid In  Development
                    Shares    Amount      Shares    Amount      Capital        Stage
                    -----------------------------------------------------------------
Balance,
January 5, 1992       -0-  $   -0-         -0-  $    -0-  $       -0-  $         -0-

Issuance of Stock
for Cash at $0.0012
Per Share
Retroactively
Restated                             3,300,000     3,300          700

Net Loss for
Year Ended
December 31, 1992                                                      (       5,870)
                    -----------------------------------------------------------------
Balance,
December 31, 1992                    3,300,000     3,300          700  (       5,870)

Net Loss for
Year Ended
December 31, 1993                                                      (       7,734)
                    -----------------------------------------------------------------
Balance,
December 31, 1993                    3,300,000     3,300          700  (      13,604)

Net Income
for Year Ended
December 31, 1994                                                             17,924
                    -----------------------------------------------------------------
Balance,
December 31, 1994                    3,300,000     3,300          700          4,320

Issuance of Stock
for Services and
the Assignment,
Rights, Title and
Interest in an
Invention Disclosed
in the Company's
Patent Application
on January 1, 1995
at $.0012 Per Share
Retroactively
Restated                               583,688       584          123

Capital Contributed
by a Shareholder                                                3,200

 The accompanying notes are an integral part of these financial statements
                                    F-8

                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit) -Continued-
          For the Period from January 5, 1992 to December 31, 1999

                                                                              Deficit
                                                                          Accumulated
                                                                           During the
                     Preferred Stock         Common Stock      Paid In   Development
                    Shares    Amount     Shares    Amount      Capital         Stage
                    -----------------------------------------------------------------
Issuance of Stock
through a Private
Placement
Memorandum at $3.64
Per Share
Retroactively
Restated                               294,360       294    1,070,106

Cost of Private
Placement                                                 (    54,192)

Net Loss for the
Year Ended
December 31, 1995                                                      (     659,788)
                    -----------------------------------------------------------------
Balance,
December 31, 1995                    4,178,048     4,178    1,019,937  (     655,468)

Issuance of Stock
through a Private
Placement
Memorandum at $3.64
Per Share
Retroactively
Restated                               118,140       118      429,482

Cost of Private
Placement                                                 (    56,431)

Cancellation of
Stock at $.001 Per
Share Retroactively
Restated                            (  577,500) (    577)         577

Issuance of Stock
at $.01 Per Share
in Connection with
Notes Payable
Retroactively
Restated                               412,500       412  (       412)

Issuance of Stock
Related to the
Conversion of 10%
Convertible Sub-
Ordinate Debenture
at $6.06 Per Share
Retroactively
Restated                                41,250        41      249,959

      The accompanying notes are an integral part of these financial statements
                                         F-9

                           Advanced Business Sciences, Inc.
                            (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit) -Continued-
               For the Period from January 5, 1992 to December 31, 1999

                                                                             Deficit
                                                                         Accumulated
                                                                          During the
                     Preferred Stock          Common Stock      Paid In  Development
                     Shares   Amount      Shares    Amount      Capital        Stage
                    -----------------------------------------------------------------
Net Loss for the
Year Ended
December 31, 1996                                                      (   2,845,977)
                    -----------------------------------------------------------------
Balance,
December 31, 1996                    4,172,438     4,172    1,643,112  (   3,501,445)

Issuance of Stock
at $.01 Per Share
in Connection with
Notes Payable
Retroactively
Restated                               165,000       165  (       165)

Issuance of Stock
Related to
Conversion of 10%
Convertible
Subordinated
Debentures at $6.06
Per Share
Retroactively
Restated                                16,500        17       99,983

Cost of Private
Placement                                                 (    20,400)

Issuance of Stock
for Services at
$.01 Per Share
Retroactively
Restated                                82,500        82  (        72)

Issuance of
Stock Related to
Conversion of
Sub-Ordinated
Debentures, Notes
and Accrued
Interest,
Retroactively
Restated                            1,349,617   1,350     1,871,259

      The accompanying notes are an integral part of these financial statements
                                         F-10

                           Advanced Business Sciences, Inc.
                            (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit) -Continued-
               For the Period from January 5, 1992 to December 31, 1999

                                                                             Deficit
                                                                         Accumulated
                                                                          During the
                    Preferred Stock           Common Stock     Paid In   Development
                    Shares   Amount       Shares    Amount     Capital         Stage
                    -----------------------------------------------------------------
Issuance of Stock
Related to Notes
Payable and Accrued
Interest
Retroactively
Restated (Note 7)                      799,507       800    1,682,102

Issuance of Stock
Related to Notes
Payable and Accrued
Interest
Retroactively
Restated                                12,375        12       29,988

Issuance of Stock
Related to Payments
of Bonuses                               2,063         2        5,107

Issuance of Shares
Related to Finder
Fees for "Reverse
Acquisition
Takeover" Sage
Analytical
International, Inc.                    450,000       450

Shares Issued to
Shareholders of Sage
Analytical
International,
Inc., Prior to
"Reverse
Acquisition
Takeover"                              437,099       437  (       437)

Net Loss for the
Year Ended
December 31, 1997                                                      (   1,825,259)
                    -----------------------------------------------------------------
Balance,
December 31, 1997                    7,487,099     7,487    5,310,477  (   5,326,704)

Shares Issued for
Comguard Leasing
and Financial,
Inc., Acquisition                    2,191,145     2,191

      The accompanying notes are an integral part of these financial statements
                                         F-11

                           Advanced Business Sciences, Inc.
                            (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit) -Continued-
               For the Period from January 5, 1992 to December 31, 1999

                                                                             Deficit
                                                                         Accumulated
                                                                          During the
                     Preferred Stock         Common Stock      Paid In   Development
                    Shares    Amount     Shares    Amount      Capital         Stage
                    -----------------------------------------------------------------
Consultation Fees
Comguard Acquisition
at $0.44 Per Share                     242,500       243      106,457

Shares Issued for
Employee Bonuses at
$0.30 Per Share                        457,750       458      136,867

Private Placement
Memorandum Proceeds
at $2.00 Per Share                   1,250,000     1,250    2,498,750

Shares Issued for
Line of Credit
Guarantor Fees at
$0.25 Per Share                      1,000,000     1,000     249,000

Shares Sold
Pursuant to
Warrant Exercise
at $1.00 Per Share                      5,000          5       4,995

Loss for Year Ended
December 31, 1998                                                      (   3,800,412)
                    -----------------------------------------------------------------
Balance, December
31, 1998                            12,633,494    12,634    8,306,546  (   9,127,116)

Shares Issued for
1998 Employee
Bonuses at $0.30
Per Share                              152,000       152       45,448

Shares Issued for
Line of Credit
Guarantor Fees at
$0.17 Per Share                        500,000       500       84,500

Shares Returned
from Rescission of
Comguard
Acquisitions                        (2,191,145) (  2,191)

Shares Issued for
Cash at $0.60 Per
Share                                  101,667       102       60,898

      The accompanying notes are an integral part of these financial statements
                                         F-12

                           Advanced Business Sciences, Inc.
                            (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit) -Continued-
               For the Period from January 5, 1992 to December 31, 1999

                                                                             Deficit
                                                                         Accumulated
                                                                          During the
                     Preferred Stock         Common Stock     Paid In    Development
                    Shares    Amount     Shares    Amount     Capital          Stage
                    -----------------------------------------------------------------
Shares Issued for
Services at $0.14
Per Share                            1,108,275     1,108      154,050

Shares Issued for
Loan Guarantees at
$0.15 Per Share                        850,000       850      126,650

Shares Issued for
Services at $0.15
Per Share                              185,000       185       27,565

Shares Issued for
Services at $0.205
Per Share                              150,000       150       30,600


Paid In Capital for
Cost of Options
Issued                                                         30,640

Shares Issued for
Cash at $0.60 Per
Share                                   19,667        20       11,780

Shares Issued for
Cash at $100 Per
Share               1,000       10                             99,990

Loss for
Year Ended
December 31, 1999                                                      (   4,464,926)
                    -----------------------------------------------------------------
Balance,
December 31, 1999   1,000  $    10  13,508,958  $ 13,510  $ 8,978,667  ($ 13,592,042)
                    =================================================================

      The accompanying notes are an integral part of these financial statements
                                         F-13

                          Advanced Business Sciences, Inc.
                            (A Development Stage Company)
                               Statements of Cash Flows
               For the Years Ended December 31, 1999, 1998 and 1997 and
      Accumulated from January 5, 1992 (Date of Inception) to December 31, 1999

                                Year Ended    Year Ended    Year Ended (Inception) to
                                  December      December      December       December
                                  31, 1999      31, 1998      31, 1997       31, 1999
                              ------------- ------------- ------------- --------------
Cash Flows from Operating
Activities
----------------------------
Net Loss                      ($4,464,926) ($ 3,800,412) ($ 1,825,259) ($ 13,220,244)
Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities;
 Loss on Assets Write Off             -0-        94,300           -0-         94,300
 Loss on Inventory Obsolence       29,959       202,996           -0-        232,955
 Depreciation & Amortization      352,835       172,221       130,917        747,790
 Loss on Sale of Property &
  Equipment                         9,610           349         2,876         18,946
 Expenses Paid by Issuance of
  Stock in Lieu of Cash           500,207       494,025         5,567        717,312
 Gain from Forgiveness of
  Debt                                -0-           -0-  (    569,901) (     569,901)
 Reserve for Bad Debt               2,100           -0-           -0-            -0-
Changes in Operating Assets &
 Liabilities;
  (Increase) Decrease in
    Trade Accounts Receivable (    18,787) (      2,534) (      5,984) (      32,782)
  (Increase) Decrease in
    Employee Receivables            4,531  (     25,964)        4,655  (      21,778)
  (Increase) Decrease in
   Inventory                  (   259,848)       47,053  (    115,467) (     777,432)
  (Increase) Decrease in
   Prepaid Expenses                16,212        11,212         6,314            -0-
  Increase (Decrease) in
   Accounts Payable               197,942  (     47,430)      110,827        589,958
  Increase (Decrease) in
   Payroll Taxes Accrued      (   167,646) (      8,299)      206,744         52,794
  Increase (Decrease) in
   Accrued Interest                73,701  (      5,224) (     18,653)        93,496
  Increase (Decrease) in
   Accrued Wages              (    12,030)        3,831  (     24,113)        33,570
  (Increase) Decrease in
   Advances to Stockholders           -0-           -0-  (     14,748)           -0-
  Increase (Decrease) in
   Accrued Settlement Costs        12,500           -0-           -0-         12,500
                             ------------- ------------- ------------- --------------
     Net Cash Used In
     Operating Activities     ( 3,723,640) (  2,863,876) (  2,106,225) (  12,028,516)

 The accompanying notes are an integral part of these financial statements
                                    F-14

                     Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
          For the Years Ended December 31, 1999, 1998 and 1997 and
 Accumulated from January 5, 1992 (Date of Inception) to December 31, 1999

                                Year Ended    Year Ended    Year Ended (Inception) to
                                  December      December      December       December
                                  31, 1999      31, 1998      31, 1997       31, 1999
                              ------------- ------------- ------------- --------------
Cash Flows from Investing
Activities
-------------------------
Proceeds from Sale of
 Property and Equipment             2,100           -0-        30,510         33,260
Purchase of Leased Equipment  (    39,192)          -0-           -0-  (     276,276)
Purchase of Property &
 Equipment                    (    48,338) (    130,466) (     29,039) (     660,544)
(Increase) Decrease in Rent
 & Utility Deposits                   600         7,877  (      3,780) (       3,473)
(Increase) in Patents                 -0-           -0-  (      4,390) (      15,145)
 Purchase of Intellectual
 Property                             -0-  (    169,000)          -0-  (     169,000)
Funds Advanced to Comguard    (    19,642) (     66,992)          -0-  (      86,634)
Increase in Product
 Development                  (   229,683)          -0-           -0-  (     229,683)
                             ------------- ------------- ------------- --------------
     Net Cash Used in
     Investing Activities     (   334,155) (    358,581) (      6,699) (   1,407,495)

Cash Flows from Financing
Activities
-------------------------
Increase (Decrease) in
 Notes Payable                  3,123,438     1,970,473       120,100      5,158,206
Proceeds from Long-Term
 Debt                                 -0-  (     87,453)    2,397,000      4,447,548
Repayment of Long-Term Debt   (    19,766)          -0-  (    342,286) (     362,052)
Proceeds from Issuance of
 Common Stock                      72,800     2,505,000           -0-      4,081,800
Increase (Decrease) in Banks
 Overdraft                    (   187,878) (    188,819) (     63,990)        18,352
(Increase) Decrease in Notes
 Receivable Stockholders          599,452  (    599,452)          -0-            -0-
Proceeds from Issuance of
 Preferred Stock                  100,000           -0-           -0-        100,000
                             ------------- ------------- ------------- --------------
     Net Cash Provided by
     Financing Activities       3,688,046     3,599,749     2,110,824     13,443,854
                             ------------- ------------- ------------- --------------
     Increase (Decrease) in
     Cash & Cash Equivalents  (   369,749)      377,292  (      2,100)         7,843
                             ------------- ------------- ------------- --------------
     Cash & Cash Equivalents,
     Beginning of Period          377,592           300         2,400            -0-
                             ------------- ------------- ------------- --------------
     Cash & Cash Equivalents,
     End of Period            $     7,843  $    377,592  $        300  $       7,843
                             ============= ============= ============= ==============

 The accompanying notes are an integral part of these financial statements
                                    F-15

                     Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
          For the Years Ended December 31, 1999, 1998 and 1997 and
 Accumulated from January 5, 1992 (Date of Inception) to December 31, 1999

                                Year Ended    Year Ended    Year Ended (Inception) to
                                  December      December      December       December
                                  31, 1999      31, 1998      31, 1997       31, 1999
                              ------------- ------------- ------------- --------------
<S
Disclosure from Operating
Activities
-------------------------
  Interest                     $   332,128  $    206,426  $    183,812  $     767,235
  Taxes                                -0-           -0-           -0-            -0-

 The accompanying notes are an integral part of these financial statements
                                    F-16

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE #1 - Organization and Nature of Business
---------------------------------------------
Advanced Business Sciences, Inc., (the Company) was incorporated under the laws of the state of Colorado on June 13, 1983, under the name "Sage Institute International, Inc." A Delaware Corporation, using the name Sage Analytics International, Inc., was incorporated on July 17, 1986 and on September 2, 1986 the Company was reincorporated as a Delaware Corporation by merging the Colorado Corporation with assets into the Delaware Corporation.

On December 17, 1997, the shareholders of Advanced Business Sciences, Inc., a Nebraska Corporation, concluded a share exchange with the Company. Following the exchange of shares the Nebraska Corporation became the wholly owned subsidiary of the Company and control of the Company was transferred to the shareholders of the Nebraska Corporation.

The purpose for which the Company is organized is to own, engage in, operate and carry on any lawful business, and to do all things incidental thereto or connected therewith which are not forbidden by the laws of the states of Delaware and Nebraska. The Company designs, develops, produces, sells and supports wireless products and services relating to the tracking, monitoring, and reporting of individuals and things. Currently the Company's business relates to criminal justice applications for house arrest and electronic monitoring.

The Company is considered to be a development stage company.

NOTE #2 - Significant Accounting Policies
-----------------------------------------
A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E.   Inventories:   Inventories are stated at the lower of cost, determined
     by the FIFO method or market.
F. The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.

                                    F-17

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #2 - Significant Accounting Policies -Continued-
-----------------------------------------------------
G.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
H. New Technical Pronouncements: In 1997, SFAS No. 129, "Disclosure of Information about Capital Structure" was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1998.

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 130 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 130 did not have a material impact on the Company's financial statements.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued for fiscal year beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 131, effective with the fiscal years ended December 31, 1998. Adoption of SFAS No. 131 did not have a material impact on the Company's financial statements.

     In February 1998, SFAS No. 132, "Employer's Disclosure about Pensions and Other Post-Retirement Benefits" was issued for fiscal years beginning after December 15, 1998. Adoption of SFAS 132 did not have a material impact on the Company financial statements.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued for fiscal years beginning after June 15, 1999. It is anticipated that SFAS No. 133, will have no effect upon the Company's financial statements.

NOTE #3 - Reverse Takeover and Recapitalization
-----------------------------------------------

Pursuant to a Plan and Agreement of Reorganization dated November 3, 1997, Advanced Business Sciences, Inc., a Nebraska Corporation, (the legal acquiree) and Sage Analytics International, Inc., a Delaware Corporation, (the legal acquirer) exchanged common stock to give the shareholders of the legal acquiree control of the legal acquirer.

Shareholders of the legal acquiree surrendered 100% of the outstanding shares (80,000 shares) in exchange for 6,600,000 shares of the legal acquirer. Each share of the legal acquiree was exchanged for 82.5 shares of the legal acquirer's previously unissued common stock. As part of the agreement the legal acquirer issued 450,000 shares to persons as finders fees.


                                    F-18

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #3 - Reverse Takeover and Recapitalization -Continued-
-----------------------------------------------------------

Following the exchange the shareholders of the legal acquiree held 6,600,000 shares of the 7,487,099 issued shares of the legal acquirer (88.2%).

On December 18, 1997, Sage Analytics International, Inc., the legal acquirer, filed a Certificate of Amendment with the Secretary of State of the state of Delaware changing its name to Advanced Business Sciences, Inc.

The share exchange of a private operating Company, (Advanced Business Sciences, Inc.) into a non-operating public shell corporation (Sage Analytics International, Inc.), with no assets or liabilities resulted in the shareholders of the private company having actual operating control of the combined company after the transaction, and the shareholders of the former public shell continuing only as passive investors.

This transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except no goodwill or other intangible is recorded.

APB No., 16, paragraph 70 states that, "Presumptive evidence of the acquiring corporation in combinations effected by an exchange of stock is obtained by identifying the former common stockholder interest of a combined company which either retains or receives the larger portion of the voting rights of the combined corporation. That corporation should be treated as the acquirer unless other evidence clearly indicates that another corporation is the acquirer."

Staff accounting Bulletin Topic 2A affirms the above principle and gives guidelines that the post reverse-acquisition comparative historical financial statements furnished for the legal acquirer should be those of the legal acquiree.

In accordance with this guideline the outstanding shares of Advanced Business Sciences, Inc., have been retroactively restated on the Balance Sheet, and the Statement of Stockholders' Equity to give effect to the 82.5 shares for 1 share exchange. The retroactively restated shares have been used in the Computations for Earnings (Losses) Per Share to preserve comparability of those figures.


                                    F-19

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #4 - Property and Equipment and Depreciation Expenses
----------------------------------------------------------

The Company capitalized the purchase of equipment for merger purchases in excess of $500 per item. Capitalized amounts are depreciated over the estimated useful life of the assets as follows:

                                                                  Estimated
               Property & Equipment                               Useful Life
     ------------------------                       ----------------
      Furniture & Equipment                             5 to 7 Years
      Leasehold Improvements                                 3 Years
      Leased Equipment                                  2 to 3 Years

Property and equipment at cost are as follows:           1999       1998       1997
                                                    ---------- ---------- ----------
     Furniture & Equipment                          $ 540,478  $ 571,779  $ 549,514
     Leasehold Improvements                            16,326     16,326     77,585
     Intellectual Property                                -0-    169,000        -0-
     Leased Equipment                                 233,428    194,236     29,039
                                                    ---------- ---------- ----------
       Total Cost                                     790,232    951,341     656,138
       Less Accumulated Depreciation                  463,518    346,277     237,402
                                                    ---------- ---------- -----------
       Net Book Value                               $ 326,714  $ 605,064   $ 418,736
                                                    ========== ==========  ==========
       Depreciation and Amortization Expenses       $ 352,835  $ 172,221   $ 130,917

In 1998, the Company reduced the size of its office and warehouse space in Omaha, Nebraska. Leasehold improvements and equipment that could not be moved were written off.

NOTE #5 - Patents
-----------------
The Company has filed three Petitions to the Commissioner of Patents and Trademarks on an apparatus and methods for continuous Electronic Monitoring and Tracking of individuals. The original application was filed on December 30, 1994. In 1997 a new Continuation in Part Patent Application was filed to further pursue protection for the subject matter presented in the original applications.

NOTE #6 - Payroll Taxes
-----------------------
In January 1999, the Company paid the Internal Revenue Service $162,646 which represented the balance of the withheld and accrued Federal Withholding, Social Security and Medicare taxes for the quarterly tax periods ending September 30, 1996, December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997. After the payment the Company owed $57,794 in penalties and interest associated with the aforementioned quarterly payroll taxes. The Company has requested the Internal Revenue Service to abate these penalties and interest.
                                    F-20

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #7 - Restatement of 1997 Issuance of Shares In Satisfaction of Notes
Payable
-------------------------------------------------------------------------
In 1997, the Company issued 799,507 shares of its common stock, for satisfaction of debt in the amount of $1,770,355. In 1998, the Company learned that it had obligations of $87,453 that required payments in cash and was not settled by the issuance of the shares of stock. In 1998, the cash obligation was paid and the issuance of the 799,507 shares of stock for $1,770,355 was restated to 799,507 shares of stock issued for satisfaction of debt of $1,682,902.

NOTE #8 - Intellectual Property
-------------------------------
In 1998, the Company paid $80,000 and incurred $89,000 as an account payable for the design of the logics and in source code for the software that runs and displays the support for house arrest monitoring programs. The Company will use the intellectual property to have manufactured to its specification equipment to be used in its sales of monitoring and tracking devises. The logics and the In Source Code for the software will be amortized on a ratio of the current revenue to anticipated total revenues from the sale of the product or a straight line amortized of the product master cost over the estimated three year useful life of the product master. In 1999, the Company considered the intellectual property described above as technologically impaired and fully amortized it as current years expense and removed it from its assets schedule.

In 1998, the Company purchased a Software License Agreement with a developer from California, a license for the software of a technology for use in the Global Position System Market. The Company paid $4,995 for the software to operate the license and capitalized it as software with a three-year life. The License is of an unspecified length of time but the Company feels that the technology will be outdated with the three-year life period.

NOTE #9 - Acquisition and Rescission of Comguard Leasing and Financial,
Inc.
-----------------------------------------------------------------------
On August 24, 1998, the Company entered into a Plan and Agreement of Reorganization, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of Comguard Leasing and Financial, Inc., an Illinois Corporation. On June 1, 1999, the Company, Comguard Leasing and Financial, Inc., and the shareholders of Comguard Leasing and Financial, Inc., entered into and agreement whereby the 2,191,145 shares of the Company's shares issued to acquire Comguard Leasing and Financial, Inc., would be returned to the Company and the Company would receive a note from Comguard Leasing and Financial, Inc., in the amount of $88,514 which represents the expenditures made by the Company on behalf of Comguard Leasing and Financial, Inc. Subsequent to December 31, 1999, the Company accepted an offer of Settlement from Comguard Leasing to settle the amount owed for $77,086. In 1999, the Note Receivable was adjusted to the amount received upon settlement.

Because the Company had control of Comguard Leasing and Financial, Inc., on a temporary basis, accounting was done using the cost method and in compliance with FAS 94, Paragraph 13, that states "a majority-owned subsidiary shall not be consolidated if control is likely to be temporary".

                                    F-21

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #10 - Litigation
---------------------

The Company was named as a Defendant in a suit filed in the Montana Eighteenth Judicial District Court, Gallatin County, Montana. The complaint against the Company alleges breach of a contract and requested an award of compensatory and consequential damages in an amount to be determined at trial, costs and attorney fees as allowed by law.

The Company answered the complaint, has denied all material allegations contained in the complaint, has asserted eight affirmation defenses and has asserted a counterclaim.

In 1999, the Court awarded the Plaintiff $25,000 as settlement for the complaint. The Company paid $12,500 in 1999 and accrued as settlement cost the balance of $12,500 to be paid in 2000.

NOTE #11 -Stock Subscription Receivable
---------------------------------------
On December 30, 1998, the Company issued to a related party, (stockholder/officer), 299,726 shares of its common stock at $2.00 per share for a Stock Subscription Receivable of $599,452. As of June 1, 1999, the Company had received payment in full of the stock subscription receivable.

NOTE #12 - Short Term and Long Term Debt
----------------------------------------
The Company has the following short term and long term debt.

Short Term Debt                                      1999          1998          1997
-------------------------------------------  ------------- ------------- -------------
Term note payable to a commercial bank #1,
  due March 31, 2000, Interest Rate 10.50%.  $ 1,000,000  $  1,000,000  $        -0-
Term note, payable to a commercial bank
  and others #2, due October 5, 1999,
  interest at 8% per annum.                      999,767       998,768           -0-
Term note payable to a commercial bank #3,
  due January 31, 2000 entered at prime rate,
  announced by the bank, plus 2.5%.              998,043           -0-           -0-
Note payable to shareholder, non interest,
  due on demand.                                     -0-        36,000        87,453
Note payable to a Commercial Bank #4, due
   April 15, 2000, at a prime rate of 8.25%
   plus a variable factor of 5.00 over
   prime rate.                                   850,000           -0-           -0-
Note payable to Two Individuals, due on
   demand at 0% interest rate                    116,400           -0-           -0-
Note payable to an Officer - Due on Demand
   at 0% Interest                                493,996           -0-           -0-
Note payable to an Individual - Due on Demand
   at an annual interest rate of 9%.             200,000           -0-           -0-
Note payable to a Commercial Bank #5, due
   June 14, 2000, Interest at 9% Per Annum,      500,000           -0-           -0-
                                            ------------- ------------- -------------
       Total Short Term Debt                $  5,158,206  $  2,034,768  $     87,453
                                            ============= ============= =============

                                      F-22

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #12 - Short Term and Long Term Debt -Continued-
-----------------------------------------------------

On April 1, 1998, the Company issued 1,000,000 shares to certain individuals as consideration for these individuals giving their unconditional guarantee of indebtedness incurred by the Company with commercial banks #1 and #2.

On March 15, 1999, the Company issued to certain directors, officers and stockholders of the Company in the aggregate 500,000 Common Shares and Warrants to purchase in the aggregate 500,000 Common Shares at an exercise price of $1.00 per share. The warrants are exercisable at any time on or before October 31, 2000. These securities were given in consideration for direct loans to the Company or for giving unconditional guaranties to such loans.

Long-Term Debt                                           1999       1998        1997
------------------------------------------------    ---------- ----------  ----------
Capitalized equipment lease, payable in twelve
 (12) monthly installments of $7,605,
 including imputed interest at 9%, with a
 bargain purchase option of $18, through August
 1997.  This lease is currently in default.         $     -0-  $     -0-   $  33,948

Capitalized equipment lease, payable in
 twenty-four (24) to forty-eight (48) monthly
 installments of $1,481, and $1,264
 respectively, including imputed interest at
 14.73%, through September 1998.                       49,887     69,653         -0-

10% convertible subordinated debentures,
 due June 2002, convertible into shares of
 common stock at $500 per share (pre-reverse
 takeover) in accordance with a Private
 Placement Memorandum dated May 15, 1996.              80,000     80,000     180,000
                                                    ---------- ----------  ----------
     Total Long-Term Debt                             129,887    149,653     213,948
     Less Current Portion                              26,251     25,978     133,948
                                                    ---------- ----------  ----------
     Long-Term Debt                                 $ 103,636  $ 123,675   $  80,000
                                                    ========== ==========  ==========

The aggregate maturities of long-term debt for the years ending after December 31, 1998 are as follows:

               Years Ending
               December 31,      Amount
               -------------  ----------
               2000           $  26,251
               2001              13,148
               2002              90,488
                              ----------
                    Total     $ 129,887
                              ==========

                                    F-23

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #13 - Taxes
----------------
The Company accounts for income taxes in accordance with SFAS No., 109, Accounting for Income Taxes, which requires an asset and liability approach to a financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company has net operating losses to carryforward for future tax purposes as follows:

          Year of Loss                  Amount of Loss      Expiration Date
          ------------------------      ---------------     ---------------
          December 31, 1995             $      655,468                2015
          December 31, 1996                  2,845,977                2016
          December 31, 1997                  1,825,259                2017
          December 31, 1998                  3,446,012                2018
          December 31, 1999                  4,464,926                2019

Net deferred taxes in the accompanying balance sheets include the following components as of December 31, 1999, 1998 and 1997:

                                                  1999        1998         1997
                                            ----------- ----------- ------------
     Deferred Tax Asset                    $ 4,490,658  $2,972,583  $ 1,800,939
     Net Operating Loss Carryforward
     Valuation Allowance                   ( 4,490,658) (2,972,583) ( 1,800,939)
                                            ----------- ----------- ------------
     Net Deferred Tax Asset                $       -0-  $      -0-  $       -0-
                                            =========== =========== ============
     Current Tax Expense                   $       -0-  $      -0-  $       -0-

The Company has established the valuation allowance at 100% of maximum tax benefit because it is uncertain if the net loss carryforwards will result in tax asset benefits.


                                    F-24

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #14 - Stockholders' Equity
-------------------------------

Preferred Stock

     The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value, per share.

     The Preferred shares may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares of any series of Preferred shares and to determine the designation of any such series. The Board of Directors is also authorized to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly, unissued series of Preferred shares and, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of such series than outstanding) the number of shares of any such series subsequent to the issue of shares of that series.

     In 1999, the Company issued 1,000 shares of Preferred Stock at $100 per share for proceeds of $100,000.

Common Stock

     The Company is authorized to issue 50,000,000 shares of common stock $0.001 par value, per share.

Common Stock Issued for Services and Other Non-Cash Transactions

     The Company issued 583,688 post reverse takeover shares to acquire the assignment, rights, titles and interest in an invention valued at $707 disclosed in the Company's Patent Application on January 1, 1995.

     In 1997, the Company issued 165,000 post reverse takeover shares as incentive for accounts payable. No value assigned to the shares issued.

     In 1997, the Company issued 82,500 post reverse takeover shares for services rendered valued at $10. An additional 2,063 post reverse takeover shares were issued to an employee as payment of bonus compensation valued at $5,103.

     Pursuant to the Plan and Agreement of Reorganization between the Company and Sage Analytics International, Inc., the Company issued 450,000 shares as finders fees value at $450.

     Common shares of the Company's post reverse takeover stock, owned by the shareholders of Sage Analytics International, Inc., are 437,099 shares.

                                    F-25

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #14 - Stockholders' Equity -Continued-
--------------------------------------------

     Pursuant to a Plan and Agreement of Reorganization dated August 24, 1998, the Company issued 2,191,145 shares of common stock to acquire 100% of Comguard Leasing and Financial, Inc., an Illinois Corporation, outstanding stock. An agreement dated June 1, 1999, rescinded the agreement of August 24, 1998 and required the return of the 2,191,145 shares of common stock.

     The Company issued 242,500 shares of its common stock as compensation to outsiders in conjunction with the acquisition of Comguard Leasing and Financial, Inc. These shares will not be returned to the Company pursuant to the June 1, 1999, agreement.

     The Company issued 457,750 shares of its common stock as payment of employee bonuses for 1998 valued at $137,325.

     The Company issued 1,000,000 shares of its common stock to Guarantor's of the Companies loans with two Commercial Banks, (bank #1 and bank #2). The guarantor fees were valued at $250,000.

     In 1999, the Company issued 152,000 shares of common stock as payment of accrued 1998 bonuses to employees valued at $45,600.

     In 1999, the Company issued 500,000 shares to the makers and their Guarantors of the credit line at a Commercial Bank, (bank #3). The Guarantor's fees were valued at $85,000.

     In the third quarter of 1999, the Company issued to Officers and others 1,108,275 shares valued at $0.14 per shares for services valued at $155,158. Loan guarantors (bank #4) were issued 850,000 shares at $0.15 per share for a value of $127,500. Services valued at $27,750 were paid for by the issuance of 185,000 shares at $0.15 per share and services valued at $30,750 were paid for by the issuance of 150,000 shares valued at $0.205 per share.

     The value per share of shares issued in 1999 was computed using the market price per share of the shares issued multiplied by the number of shares issued and discounted at a marketability discount of 34% and a financial risk value discount of 50%, consistent with an independent valuation service obtained by the Company for shares issued in 1998.

Stock Split

     Concurrent with the Reverse Takeover and Recapitalization described in Note #13 the outstanding shares of the Company, (the legal acquiree) were split 82.5 shares for one share. Retroactive restatement of shares outstanding in the financial statements has been reflected.

     Precedent to the Reverse Takeover and Recapitalization the outstanding shares of Sage Analytics International, Inc., (the legal acquirer) were split on a one share for twenty shares basis. Shares of the legal acquirer and all options and warrants thereby issued have been retroactively restated.

                                    F-26

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #14 - Stockholders' Equity -Continued-
--------------------------------------------

Options and Warrants

     Sage Analytics International, Inc., the legal acquirer, (see Note #3) had 140,825 options, with exercise prices ranging from a minimum of $7.50 to a maximum of $70.00. All of these options expire no later than November 2003.

     In the third quarter of 1999, the Company issued 1,332,000 options to purchase 1,332,000 shares over a three year period of time. The options may be exercised at $0.10 per share after December 31, 1999 or when the closing bid price of the shares exceed $3.00 per share for at least five consecutive days. 200,000 options were granted to a consultant to purchase 200,000 shares of common stock. The vesting of the shares occurs as follows; 50,000 vested on July 8, 1999 and exercisable on July 1, 1999, 50,000 shares vested in July, exercisable on February 8, 2000 and 100,000 shares are exercisable on February 8, 2000. The value of the options was arrived at by the market value of the shares on the grant day, $0.875 per share minus the present value of the options, for a three year period at a 5% discount. $0.755 per share, discounted by a marketability discount on the share of 34% and a financial risk discount of 50% consistent with independent valuation service.

     The legal acquirer also had 7,065 warrants issued at the date of acquisition, each of which entitles the holder thereof to purchase ten shares of common stock at $12.50 per share of common stock. All warrants expire in or around June 1999.

     Pursuant to a Private Placement Memorandum, the Company issued 1,250,000 units during 1998. Proceeds of the units provided the Company $2,500,000.

     Each unit issued consisted of one share of common stock $.001 par value per share and one redeemable common stock purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $3.00 during the first year, $4.00 during the second year and $5.00 during the third year, after which time the exercise period will expire. The exercise prices are subject to adjustments to prevent dilution, for three years from the date of the memorandum (February 1, 1998).

     The outstanding warrants are redeemable at the Company's option at $.05 each on 30 days prior written notice at any time after the closing price of common stock has equaled or exceeded 200% of the then effective exercise price for twenty consecutive trading days.

     Prior to the reverse takeover as described in Note #3, the legal acquirer reverse split its outstanding shares on a one for twenty, basis.

                                    F-27

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #14 - Stockholders' Equity -Continued-
-------------------------------------------

Convertible Debentures and Notes Payable

     In 1997, the Company issued 2,177,999 post reverse takeover shares to settle subordinated debentures, notes payables and accrued interest totaling $3,772,964.

Deficit Accumulated in the Development Stage

     The Company is considered to be a development stage company.
     Operations have not produced significant revenues and expenditures for operating expenses exceed revenues by $13,592,042. This amount is considered to be the deficit accumulated during the development stage.

NOTE #15 - Going Concern
------------------------

The accompanying financial statements of Advanced Business Sciences, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statements of operations, the Company has not yet achieved profitable operations. As of March 31, 1999, the Company has insufficient working capital. These items raise substantial doubt about the ability of the Company to continue as a going concern.

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

Advanced Business Sciences, Inc., has been acquired by a public company. The Plan and Agreement requires the Company stockholders to exchange their common stock for approximately 90% of the common stock in the public company. The new public company is proceeding with a private placement offering intended to raise 2.5 million dollars to be used for the elimination of debt, reduction of outstanding trade accounts payable, product development and working capital.

The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, meet its product development goals, secure new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that might result from outcome of these uncertainties.

                                    F-28

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #16 - Lease Obligations
----------------------------

The Company conducts its operations in leased facilities and has entered into leases for warehouse and office space. In addition the Company has an operating lease for a telephone system and voice processing system. The future minimum lease payments under the three operating leases as of December 31, 1999 are as follows:

               Years Ending       Lease
               December 31,      Amount
               ------------   ----------
               2000              76,735
               2001              70,340
                              ----------
                    Total     $ 147,075
                              ==========

NOTE #17 - Extinguishment of Debt
---------------------------------

The Company was a beneficiary of the stock agreement dated May 6, 1997, between the majority stockholder, Robert D. Brummels, his son, Tim R. Brummels, and ABS Holding Co., Inc. The terms and conditions of this stock agreement resulted in Robert D. Brummels assuming several notes payable to American Interstate Bank totaling $452,608 including interest. Robert D. Brummels also assumed a term note payable to Norwest Bank totaling $102,055 including interest. Additionally, the Company was released of the notes payable to Tim R. Brummels including interest totaling $108,000.

In return, the Company released Robert D. Brummels and Tim R. Brummels of their obligation to the Company totaling $82,981 and $9,781, respectively. Furthermore, the Company co-signed an ABS Holding Co., Inc., note payable to Robert D. And Tim R. Brummels in the amount of $300,000. Finally, Robert D., and Tim R. Brummels resigned their positions as Board of Director members, officers, agents and employees of the Company. As a result of this stock agreement, the Company recognized a gain of $569,901 resulting from the extinguishment of debt.

NOTE #18 - Contingencies and Commitments
----------------------------------------

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

                                    F-29

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #18 - Contingencies and Commitments -Continued-
----------------------------------------------------

The Contract commenced on February 1, 1999 and continues through the third anniversary of that date.

Thereafter the contract may be renewed annually and continue on the same terms and conditions for an indefinite term until termination in accordance with the terms of the Agreement.

The executive was compensated for his services at the rate of $150,000 annually to be paid in accordance with the Company's normal payroll practices.

The executive received 1,000,000 shares of common stock as a hiring incentive.

The Company has signed and filed with the state of Nebraska UCC, financing statements attached to the bank #1 loans. This Financing Statement covers the following types (or items) of property.

All inventory, chattel paper, accounts, equipment and general intangibles; whether any of the foregoing is owned now or acquired later; all accessions, additions, replacements, and substitutions relating to any of the foregoing; all records of any kind relating to any of the foregoing; all proceeds relating to any of the foregoing (including insurance, general intangibles and other accounts proceeds).

In August 1999, the Company signed an employment agreement with an individual to act as corporate controller. The Agreement provides for annual compensation of $85,000.

In January 2000, this individual was appointed by the Board of Directors to serve as President and CEO of the Company.

NOTE #19 - Subsequent Events
----------------------------

On January 11, 2000, the Agreement with the President and Chief Executive Officer described in Note #18, was terminated under terms of the Agreement.

                                    F-30

                      Advanced Business Sciences, Inc
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

Note #20 - Correction of Errors
-------------------------------
The Company has made changes to the financial statements at December 31, 1998 as follows;

Non Cash Expenses paid by Issuance of Shares of Common Stock.

                                                               Corrected     Original
                                                               Statement    Statement
                                                             ------------ ------------
Consultation Fees - Comguard Acquisition Issued 242,500
   Shares at $0.10 Per Share Corrected to $0.44 Per Share     $  106,700  $    24,250
Issued 457,750 Shares for Employee Bonuses at $0.10
   Per Share Corrected $0.30 Per Share                           137,325       45,775
Issued 1,000,000 Shares for Guarantor Fees at $0.10 Per
   Share Corrected to $0.25 Per Share                            250,000      100,000
Accrued Wages for Employee Bonuses to be Paid In Stock
   in 1999 Accrued at $0.10 Per Share Corrected to $0.30
   Per Share                                                      45,600       15,200
                                                             ------------ ------------
        Totals                                               $   539,625  $   185,225
                                                             ============ ============
Net Increase to Operating Expenses                                        $   354,400
Net Loss Year Ended December 31, 1998 as Originally Reported                3,446,012
                                                                          ------------
Net Loss Year Ended December 31, 1998 as Corrected                        $ 3,800,412
                                                                          ============

The increase in prior per share of the stock issued was adjusted as follows;

                                                      Discount
     Comguard                       Date      Price     Factor        Cost
     -----------------         ---------- ---------- ----------  ----------
      Acquisitions Fees          08/24/98  $    2.75  $    2.31   $    0.44
      Employees Bonuses          04/09/98       1.88       1.58        0.30
      Loan Guarantor             04/01/98       1.56       1.31        0.25


The discount factor is a result of an independent valuation of the stock's financial and equity risk at 50% and the lack of marketability at 34%.

                                    F-31

                          Supplemental Information


/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

     Independent Accountants' Audit Report on Supplemental Information



Board of Directors and Stockholders
Advanced Business Sciences, Inc.
Omaha, Nebraska


The audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented hereinafter is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




/S/ Schvaneveldt & Company
Salt Lake City, Utah
March 19, 2000







                                    F-33

                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                           Schedules of Expenses
            For the Years Ended December 31, 1999, 1998 and 1997

                                                   December    December    December
                                                   31, 1999    31, 1998    31, 1997
                                                 ----------- ----------- -----------
Expenses
--------
  Salaries and Wages                            $   891,378  $  788,600  $  712,370
  Bad Debt                                            2,100         -0-       4,011
  Bank Charges                                        2,144       1,041       4,549
  Consulting Fees                                   439,909     612,549      41,103
  Cost of Options                                    30,640         -0-         -0-
  Contract Labor                                    126,675      43,392         -0-
  Depreciation and Amortization                     352,835     172,221     130,917
  Donations                                          53,972         325         -0-
  Dues and Subscriptions                              6,172       3,456       9,410
  Employee Hiring Costs                              30,140       2,908         -0-
  Equipment Rental                                   17,347      14,190      14,830
  Freight                                             3,615      13,001         -0-
  Insurance:
     General                                         62,240      48,103      45,684
     Health                                          51,765      38,145      41,687
  Meals and Entertainment                             2,305      16,391       4,027
  Miscellaneous                                       4,944       5,382      18,851
  Office Supplies                                    19,414      24,296       3,961
  Penalties                                             -0-      58,391       2,556
  Postage                                             2,466       3,115         -0-
  Professional Fees                                 190,218     154,510      92,040
  Rent                                               78,669      70,337      84,002
  Repairs and Maintenance                             6,085       3,266         -0-
  Security Expense                                     -0-        1,140       8,749
  Supplies                                             -0-        8,429         -0-
  Taxes:
     Payroll                                         71,349      51,988      82,356
     Other                                            5,329      25,195       3,539
  Telephone                                         172,242      92,590      92,078
  Training                                            1,520         -0-       1,035
  Travel                                             35,136      36,933      42,972
  Utilities                                          11,356      14,507      17,003
  Vehicle Expense                                     2,135      23,399      16,699
  Inventory Obsolescence                               -0-      202,996      46,789
  Settlement Costs                                   34,548         -0-      27,178
  Damaged/Scrapped Components                        29,959         -0-         -0-
                                                 ----------- ----------- -----------
        Total Expenses                           $2,738,607  $2,530,796  $1,548,396
                                                 =========== =========== ===========

   See Independent Accountant's Audit Report on Supplemental Information
                                    F-34


                      Advanced Business Sciences, Inc.
                              Expense Schedule
            For the Years Ended December 31, 1999, 1998 and 1997

                                                       1999        1998        1997
                                                 ----------- ----------- -----------
Research & Development
----------------------
  Salaries                                       $  106,870  $   95,219  $  180,185
  Telephone                                             -0-      55,527      71,179
  Materials & Supplies                               12,297     299,900      32,065
  Testing                                           977,190      49,982         -0-
                                                 ----------- ----------- -----------
        Total Research & Development             $1,096,357  $  500,628  $  283,429
                                                 =========== =========== ===========
Sales & Marketing
-----------------
   Consultant Fees                               $       -0- $       -0- $    98,443
   Salaries                                          177,561     165,985     197,351
   Payroll Taxes                                      15,063      13,796         -0-
   Contract Labor                                     46,425      16,650         -0-
   Commissions                                           -0-         948         -0-
   Sales Shows Expenses                               13,449      17,222      10,581
   Marketing/Sales Brochures                             -0-      46,999         -0-
   Advertising                                        64,902      31,305      10,582
   Entertainment & Meals                               7,913       2,715         -0-
   Telephone                                           5,710      18,130       7,672
   Office Supplies                                     2,855       1,814         -0-
   Travel                                             51,750      68,731      28,287
   Supplies & Miscellaneous                           18,305      42,825      31,136
                                                  ----------- ----------- -----------
         Total Sales & Marketing                  $  403,933  $  427,120  $  384,052
                                                  =========== =========== ===========

        See Independent Accountant's Audit Report on Supplemental Information
                                         F-35
