Form 10QSB
period 2000-03-31
ADVANCED BUSINESS SCIENCES INC/DE
filed 2000-06-08
CIK 1088120

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549-1004


                                Form 10-QSB

                                 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _______________

                       Commission File Number 0-26455

                      ADVANCED BUSINESS SCIENCES, INC.
     ----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

           DELAWARE                                     87-0347787
-------------------------------        -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

                            3345 No.107th STREET
                           OMAHA, NEBRASKA 68134
                               (402) 498-2734
            ---------------------------------------------------
            (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]  NO [ ]

     The number of issuer's shares outstanding as of June 6, 2000, was 14,605,208.

Transitional Small Business Disclosure Form (Check One): YES  [  ]  NO  [X]



PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)

                            Financial Statements

                         March 31, 2000 (Unaudited)


[Letterhead]
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.


Board of Directors
Advanced Business Sciences, Inc.
(A Development Stage Company)

I have reviewed the accompanying balance sheets, of Advanced Business Sciences, Inc., as of March 31, 2000, and for the three month period then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/S/ Schvaneveldt & Company
Salt Lake City, Utah 84111
May 10, 2000

                                     3

                      Advanced Business Sciences, Inc.
                        (A Development Stage Company)
                               Balance Sheets
              March 31, 2000 (Unaudited) and December 31, 1999

                                                (Unaudited)
                                                       2000          1999
                                               ------------- -------------
   Assets
Current Assets
--------------
 Cash and Cash Equivalents                      $        392  $      7,843
 Receivables
  Trade Accounts                                      30,385        32,782
  Employees                                            1,000        21,778
 Inventory                                           754,222       777,432
                                                ------------- -------------
   Total Current Assets                              785,999       839,835
                                                ------------- -------------
Property and Equipment
----------------------
 Furniture and Equipment                             550,536       540,478
 Leasehold Improvements                               16,326        16,326
 Leased Equipment                                    276,416       233,428
                                                ------------- -------------
   Total Cost                                        843,278       790,232

   Less Accumulated Depreciation
   and Amortization                                  516,768       463,518
                                                ------------- -------------
   Net Book Value                                    326,510       326,714
                                                ------------- -------------
Other Assets
------------
 Product Development                                 263,633       229,683
 Rent and Utility Deposits                             3,473         3,473
 Patents                                              12,117        12,117
 Advance to Comguard                                     -0-        77,086
                                                ------------- -------------
   Total Other Assets                                279,223       322,359
                                                ------------- -------------
   Total Assets                                 $  1,391,732  $  1,488,908
                                                ============= =============

           See Accountant's Review Report and Accompanying Notes
                                     4

                      Advanced Business Sciences, Inc.
                        (A Development Stage Company)
                         Balance Sheets -Continued-
              March 31, 2000 (Unaudited) and December 31, 1999

                                                 (Unaudited)
                                                       2000          1999
                                               ------------- -------------
   Liabilities
Current Liabilities
-------------------
 Cash in Bank Overdraft                         $     43,571  $     18,352
 Accounts Payable                                    648,099       589,958
 Payroll Taxes Accrued & Withheld                     49,833        52,794
 Accrued Interest                                     33,774        93,496
 Accrued Wages                                        35,156        33,570
 Settlement Costs                                     12,500        12,500
 Note Payable Short Term Debt                      5,452,824     5,158,206
 Current Portion of Long-Term Debt                    26,251        26,251
                                                ------------- -------------

   Total Current Liabilities                       6,302,008     5,985,127

Long-Term Liabilities
---------------------
 Long-Term Debt, Less Current Portion                 92,986       103,636
                                                ------------- -------------
    Total Liabilities                              6,394,994     6,088,763
                                                ------------- -------------
Commitments and Contingency

Stockholders' Equity (Deficit)
------------------------------
 Preferred Stock 1,000,000 Shares Authorized
  at $.01 Par Value; 2,000 and 1,000 Shares
  Issued  & Outstanding Respectivel                      20            10
 Common Stock 50,000,000 Shares Authorized at
  $.001 Par Value; 13,625,625 & 13,508,958
  Shares Issued & Outstanding Respectively
 Retroactively Restated                              13,626        13,510
 Paid-In Capital                                  9,117,902     8,948,027
 Paid-In Capital Unexpired Options                   30,640        30,640
 Deficit Accumulated During the Development
  Stage                                        ( 14,165,450) ( 13,592,042)
                                               ------------- -------------
  Total Stockholders' Equity (Deficit)         (  5,003,262) (  4,599,855)
                                               ------------- -------------
  Total Liabilities and
  Stockholders' Equity (Deficit)               $  1,391,732  $  1,488,908
                                               ============= =============


           See Accountant's Review Report and Accompanying Notes
                                     5

                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                    Statements of Operations (Unaudited)
       For the Three Months Period January 1, 2000 to March 31, 2000
       and the Three Months Period January 1, 1999 to March 31, 1999

                                                       March         March
                                                    31, 2000      31, 1999
                                                ------------- -------------
Revenues                                        $     61,914  $     48,869
--------
Cost of Sales                                         19,394        38,124
-------------                                   ------------- -------------
   Gross Profit                                       42,520        10,745

Expenses
--------
 Research & Development                               52,236        33,184
 Sales & Marketing                                    58,146       127,126
 General & Administrative                            415,179       538,691
                                                ------------- -------------
   Total Expenses                                    525,561       699,001
                                                ------------- -------------
   Loss from Operations                         (    483,041) (    688,256)

Other Income (Expenses)
-----------------------
 Other Income                                             93           -0-
 Interest Expense                               (     90,460) (     53,906)
                                                ------------- -------------
   Total Other Income (Expenses)                (     90,367) (     53,906)
                                                ------------- -------------
   Loss Before Provision for Income Taxes       (    573,408) (    742,162)

   Provision for Income Taxes                            -0-           -0-
                                                ------------- -------------
   Net Loss                                     ($   573,408) ($   742,162)
                                                ============= =============
   Basic Loss Per Share                         ($      0.04) ($      0.06)

   Diluted Loss Per Share                       ($      0.04) ($      0.06)

   Weighted Average Shares Outstanding as
   Retroactively Restated                         13,543,958    12,935,494


           See Accountant's Review Letter and Accompanying Notes
                                     6

                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                    Statements of Cash Flows (Unaudited)
       For the Three Months Period January 1, 2000 to March 31, 2000
       and the Three Months Period January 1, 1999 to March 31, 1999

                                                               2000          1999
                                                       ------------- -------------
Cash Flows from Operating Activities
------------------------------------
 Net Loss                                               ($  573,408)  ($  742,162)
 Adjustments to Reconcile Net Loss to Net Cash;
  Loss on Inventory Obsolence                                 5,014           -0-
  Rounding                                                        1   (         2)
  Depreciation & Amortization                                53,250        67,204
  Expenses Paid by Issuance of Stock in Lieu of Cash            -0-        50,000
 Changes in Operating Assets & Liabilities;
  (Increase) Decrease in Trade Accounts Receivable            2,397   (    36,851)
  (Increase) Decrease in Employee Receivables                20,778        11,589
  (Increase) Decrease in Inventory                           23,210   (    73,631)
  (Increase) Decrease in Prepaid Expenses                       -0-   (   132,618)
  Increase (Decrease) in Accounts Payable                    58,141         1,192
  Increase (Decrease) in Payroll Taxes Accrued          (     2,961)  (   162,646)
  Increase (Decrease) in Accrued Interest               (    59,722)       21,717
  Increase (Decrease) in Accrued Wages                        1,586   (    15,200)
                                                       ------------- -------------
   Net Cash Used in Operating Activities                (   471,714)  ( 1,011,408)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Property & Equipment                       (    58,060)  (    22,387)
 Funds (Advanced) Received Comguard                          77,086   (    21,522)
 Increase in Product Development                        (    33,950)          -0-
                                                       ------------- -------------
   Net Cash Used in Investing Activities                (    14,924)  (    43,909)



           See Accountant's Review Letter and Accompanying Notes


                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                    Statements of Cash Flows (Unaudited)
     For the Three Months Period January 1, 2000 to March 31, 2000 and the Three Months Period January 1, 1999 to March 31, 1999

                                                               2000          1999
                                                       ------------- -------------
Cash Flows from Financing Activities
------------------------------------
 Increase (Decrease) in Notes Payable                       294,618           -0-
 Proceeds from Long-Term Debt                                   -0-       897,013
 Repayment of Long-Term Debt                            (    10,650)  (    36,001)
 Proceeds from Issuance of Common Stock                     170,000           -0-
 Increase (Decrease) in Banks Overdraft                      25,219   (   206,230)
 (Increase) Decrease in Notes Receivable Stockholders           -0-        35,000
                                                       ------------- -------------
   Net Cash Provided by Financing Activities                479,187       689,782
                                                       ------------- -------------
   Increase (Decrease) in Cash & Cash Equivalents       (     7,451)  (   365,535)
                                                       ------------- -------------
   Cash & Cash Equivalents, Beginning of Period               7,843       377,592
                                                       ------------- -------------
   Cash & Cash Equivalents, End of Period               $       392   $    12,057
                                                       ============= =============
Disclosures from Operating Activities
-------------------------------------
 Interest                                               $    90,460   $    53,906
 Taxes                                                          -0-           -0-



           See Accountant's Review Letter and Accompanying Notes


                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE #1 - General
-----------------

The condensed consolidated balance sheet of Advanced Business Sciences, Inc. ("ABS" or the "Company") at December 31, 1999 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three months ended March 31, 2000 and for the three months ended March 31, 1999 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

NOTE #2 - Organization and Consolidation
----------------------------------------

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


                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #2 - Organization and Consolidation -Continued-
----------------------------------------------------

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

NOTE #3 - Property and Equipment and Depreciation Expenses
----------------------------------------------------------

The following is a summary of property and equipment and depreciation expenses at September 30, 1999 and December 31, 1998:

                                                          March      December
                                                       31, 2000      31, 1999
                                                   ------------- -------------
Furniture & Equipment                              $    550,536  $    540,478
Leasehold Improvements                                   16,326        16,326
Leased Equipment                                        276,416       233,428
                                                   ------------- -------------
  Total Cost                                            843,278       790,232
                                                   ------------- -------------
  Less Accumulated Depreciation                         516,768       463,518
                                                   ------------- -------------
  Net Book Value                                   $    326,510  $    326,714
                                                   ============= =============
Depreciation and Amortization Expenses             $     53,250  $    352,835

NOTE #4 - Commitments and Contingencies
---------------------------------------

The Company's subsidiary, ABS Nebraska, is a defendant in an action pending in Montana Eighteenth Judicial District Court, Gallatin County, captioned Applied Technologies, Inc. v. Advanced Business Sciences, Inc., et al., No. 98-285. This action was initially filed on September 11, 1998. The Amended Complaint alleges that ABS Nebraska is in breach of contract under which the Plaintiff, Applied Technologies, Inc., was to produce prototype and production parolee tracking devices. The Amended Complaint alleges that the Company is in breach of contract for failure to make payments thereunder. The plaintiff prays for an unspecified amount of compensatory and consequential damages. The plaintiff also seeks attorney's fees and such other relief, as the court may deem equitable and proper. ABS Nebraska has denied the allegations, has raised certain affirmative defenses and has brought a counterclaim alleging, among other things, that the Plaintiff failed to deliver in a timely manner all documents schematic drawings, mechanical drawings, computer disks of designs, vendors lists with part numbers and art work. On December 3, 1999, the parties entered into a stipulation for settlement. Under the terms of this settlement, the defendant agreed to pay the sum of $25,000 payable in two equal installments due on December 10, 1999, and May 10, 2000, respectively. The payment due May 10, 2000 was sent to the Plaintiff and the plaintiff will cause the action to be dismissed with prejudice and will release the defendant of all claims.
                                       10

                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #4 - Commitments and Contingencies -Continued-
---------------------------------------------------

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

NOTE #5 - Going Concern
-----------------------

The accompanying financial statements of Advanced Business Sciences, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statements of operations, the Company has not yet achieved profitable operations. As of March 31, 2000, the Company has insufficient working capital. These items raise substantial doubt about the ability of the Company to continue as a going concern.

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


7.   FINANCIAL STATEMENTS SINCE INCEPTION
-----------------------------------------

Below are ABS's condensed consolidated statement of operations from inception through March 31, 2000.

Statement of Operations
                                                              Inception to
                                                             March 31, 2000
                                                             --------------
  Revenues                                                   $     364,480
  Cost of Sales                                                    270,158
                                                             --------------
     Gross Profit (Loss)                                            94,322
                                                             --------------
  Expenses
   Research and Development                                      2,532,878
   Sales and Marketing                                           1,440,487
   General and Administrative                                    9,620,389
                                                             --------------
     Total Expenses                                             13,593,754
                                                             --------------
     Loss from Operations                                    (  13,499,432)

  Other Income and Expenses
   Interest Income                                                  58,544
   Other Income                                                     84,528
   Loss on Sale of Property and Equipment                    (      18,946)
   Interest Expense                                          (     891,108)
   Asset Abandonment                                         (      97,149)
                                                             --------------
     Total Other Income and Expenses                         (     864,121)
                                                             --------------
     Net Loss Before Income Taxes                            (  14,363,553)
  Extraordinary Item
   Gain from Extinguishment                                        569,901
  Provisions for Income Taxes                                          -0-
                                                             --------------
     Net Loss                                                ($ 13,793,562)
                                                             ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------
ABS is a developmental stage company. As such, the financial results of operations reflect the primary activities of the Company directed toward development and testing of its GPS products, principally for offender monitoring in the criminal justice marketplace. The following table sets forth the number of tracking units monitored or leased for the period indicated. The Company monitored and leased 468 units in the first quarter of 2000. The remainder of 159 units in the first quarter of 2000 were monitored units only.

          Year                     1st Quarter  2nd Quarter
          --------------------------------------------------
             1999                  $       752  $       752
             2000                          627          627

                                      12

The following table sets forth certain consolidated statements of operations information as a percentage of revenues during the periods indicated:

                                   March 31, 2000          March 31, 1999
                             ------------------------------------------------
Revenues                         61,914        100%     48,869         100%
Cost of Sales                    19,394         31%     38,124          78%
                             ------------------------------------------------
        Gross Profit (Loss)      42,520         69%     10,745           22%

Expenses
  Research and Development       52,236         84%     33,184           68%
  Sales and Marketing            58,146         94%    127,126          260%
  General and Administrative    415,179        671%    538,691         1102%
                             ------------------------------------------------
        Loss from Operations   (483,041)      -780%   (688,256)       -1408%

Other Income (Expenses)
  Other Income                       93          0%          -            0%
  Interest Expense              (90,460)      -146%    (53,906)        -110%
                             ------------------------------------------------
       Total Other Income
       and Expenses             (90,367)      -146%    (53,906)        -110%
                             ------------------------------------------------
       Loss Provisions for
       Income Taxes            (573,408)      -926%   (742,162)       -1519%
                             ------------------------------------------------
       Provisions for
       Income Taxes                   -                      -
                             ------------------------------------------------
       Net Loss              $ (573,408)      -926% $ (742,162)       -1519%
                             ================================================

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the Company's ability to secure financing, the results of the Company's product development efforts, future sales levels, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. Description of Business contained in the Company's Form 10-KSB filed with the SEC March 31, 2000.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.


                                     13

Revenues

The Company derives revenue from sale of products, billable services for monitoring, software license fees, equipment and software leasing, and charges for maintenance and repair of equipment. For the three months ended March 31, 2000, Revenues increased 127% to $61,914 for the first quarter of 2000, compared to $48,869 during the same period in 1999. The reason for the increase in the comparable period is more units being monitored and leased (468 units) than those units just being monitored (159 units) in the three months ended March 31, 2000 as compared to the same period in 1999 (190 and 562 units respectively).

Cost of Sales

Cost of Sales represents the direct costs associated with the generation of revenue, and includes cost of goods for products which are sold, direct costs of distribution of software and equipment, maintenance expenses on equipment repaired under service agreements, and the direct variable communications expenses associated with the monitoring services provided by the Company. For the three months ended March 31, 2000, Cost of Sales decreased 50.9% to $19,394, compared to $38,124 during the same period in 1999. The primary reason for the lower cost of sales was increased utilization of the Company assets in service.

Gross Profit

For the three months ended March 31, 2000, Gross Profit for the Company was $42,520 compared to a Gross Profit of $10,745 for the comparable period of 1999. The reasons for this increase were higher revenues and proportionately lower Cost of Sales in the 1999 periods, as discussed above.

Research and Development

Research and Development expenses are the direct costs associated with the Company's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the Company's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and development expenses were $52,236 for the three months ended March 31, 2000, up from $33,184 for the same period in 1999. The primary reason for this increase was that the Company began the design and development work of its Series 2000 product in the third quarter of 1999.




Sales and Marketing

Sales and Marketing expenses represent the costs of the Company's sales and marketing staff, travel and related expenses associated with sales to the Company's customers and prospects, the costs of advertising in magazines and periodicals, attendance at trade shows, and production of marketing and related collateral material. Sales and Marketing expenses were $58,146 in the first quarter of 2000 compared to $127,126 for the first quarter of 1999. The decrease is the result of less advertising and trade show expenses incurred in the first quarter of 2000 when compared to the first quarter of 1999.

General and Administrative

General and Administrative expenses are all the indirect and overhead expenses associated with the operations of the Company, outside of those expenses described above. These expenses include executive, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel not included in the Sales and Marketing expense, fixed telephone expenses, office leases and supplies, and recruiting and training expense. For the three months ended March 31, 2000, General and administrative expense decreased $123,512 to $415,179, from $538,691 in the comparable period of 1999. The primary reasons for the decrease were decreases in outside services, travel, and communications expenses.

Profit (loss) from Operations

For the three months ended March 31, 2000, Loss from Operations was $(483,041), compared to $(688,256) for the same period in 1999. The reason for this decrease was lower expenses in the period, as explained above, offset by higher gross profits.

Loss on Sale of Property and Equipment

For the three months ended March 31, 2000, the Company has no sales of property or equipment, as was the case for the first three months ending March 31, 1999.

Interest Expense

For the three months ended March 31, 2000, Interest expense increased $36,554 to $90,460, compared to Interest expense of $53,906 in the comparable period of 1999. This interest expense increase was due to larger outstanding balances in Company borrowings in 2000 over 1999.

Net Loss

For the three months ended March 31, 2000, the Company had a Net Loss of $573,408 or $.04 per share, compared to a Net Loss of $742,162 or $.06 per share, in the comparable period of 1999, for the reasons described above.



Liquidity and Capital Resources

For the three months ended March 31, 2000, the Company used $(476,729) of cash in operating activities and another $(9,910) in investing activities. It generated $479,188 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents for the three month period of $(7,451). For the same period of 1999, the Company used $(1,011,408) of cash in operating activities and another $(43,909) in investing activities. It generated $689,782 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents of $(365,535).

As of March 31, 2000, the Company had the following borrowing facilities in place:

The Company has borrowed the principal sum of $1,000,000 from U.S. Bank N.A. of Omaha, Nebraska. The loan was due in a single payment on August 15, 1999, together with accrued interest. The interest rate is a variable rate based on the U.S. Bank National Association Reference Rate (the "Index Rate") plus two (2) percent. As of December 15, 1999, the Index Rate was eight and one-quarter (8.25) percent. This loan is secured by a security interest in the Company's tangible and intangible assets. The Company received an extension of this note until March 1, 2000. As of March 31, 2000, the Company was in process of renegotiating this note.

The Company has borrowed the principal sum of $999,767.13 from Commercial Savings Bank of Carroll, Iowa. The loan is due on October 5, 1999, together with accrued interest. The interest rate is nine percent (9%) per annum. This loan is secured by a security interest in the Company's tangible and intangible assets. The Company renewed this note until October 5, 2000.

The Company has borrowed the principal sum of $499,021 from each of James Pietig, a director of the Company, and Mary Collison, a stockholder of the Company.

 The Company has borrowed the principal sum of $850,000 from United Bank of Iowa of Carroll, Iowa. The loan had an original maturity date of December 30, 1999 and has been extended until April 15, 2000. The interest rate is nine and one-half (9.50)% per annum.

The Company has borrowed the principal sum of $500,000 from Templeton Savings Bank of Templeton, Iowa. The loan is due June 14, 2000 and carries an interest rate of nine- (9)% per annum.

The Company is a development stage business and has not yet achieved profitable operations. The Company lacks sufficient operating capital, and intends to fund its ongoing development and operations through a combination of additional equity capital and further borrowings. As of March 31, 2000, the Company did not have commitments for either debt or share purchases to meet its planned 2000 operating capital requirements.


PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

      For a description of pending litigation, see NOTE 4 "COMMITMENTS AND CONTINGENCIES" above.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
(A)   EXHIBITS
         27 Financial Data Schedule

REPORTS ON FORM 8-K

     The registrant filed no reports on Form 8-K during the quarter ended March 31, 2000.

     Items 2, 3, 4 and 5 are not applicable and have been omitted.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ADVANCED BUSINESS SCIENCES, INC.


Date: June 6, 2000            By: /S/ John Gaukel
                                 ----------------------------
                                 John Gaukel
                                 President and Chief Executive Officer


                                     18
