Form 10QSB
period 2000-06-30
ADVANCED BUSINESS SCIENCES INC/DE
filed 2000-08-14
CIK 1088120

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549-1004


                                Form 10-QSB

                                 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                  YES  [X]   NO [ ]

The number of issuer's shares outstanding as of June 30, 2000, was 15,055,208.

Transitional Small Business Disclosure Form (Check One): YES  [  ]  NO  [X]



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS








                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)

                            Financial Statements

                         June 30, 2000 (Unaudited)










/Letterhead/

                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111


Darrell T. Schvaneveldt, C.P.A.

Board of Directors
Advanced Business Sciences, Inc.
(A Development Stage Company)

I have reviewed the accompanying balance sheets, of Advanced Business Sciences, Inc., as of June 30, 2000, and for the six months period and the three months period then ended. These financial statements are the responsibility of the Company's management.

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


/S/ Schvaneveldt
Salt Lake City, Utah 84111
July 27, 2000


                      Advanced Business Sciences, Inc.
                        (A Development Stage Company)
                               Balance Sheets
              June 30, 2000 (Unaudited) and December 31, 1999

                                                  (Unaudited)
                                                         June     December
                                                     30, 2000     31, 1999
                                                   -----------  -----------
     Assets

Current Assets
--------------
  Cash and Cash Equivalents                       $       720   $    7,843
  Receivables
   Trade Accounts                                      35,223       32,782
   Employees                                              -0-       21,778
  Inventory                                           739,520      777,432
                                                   -----------  -----------
     Total Current Assets                             775,463      839,835

Property and Equipment
----------------------
  Furniture and Equipment                             568,368      540,478
  Leasehold Improvements                               16,326       16,326
  Leased Equipment                                    289,398      233,428
                                                   -----------  -----------
     Total Cost                                       874,092      790,232

     Less Accumulated Depreciation and Amortization   571,045      463,518
                                                   -----------  -----------
     Net Book Value                                   303,047      326,714
                                                   -----------  -----------
Other Assets
------------
  Product Development                                 263,633      229,683
  Rent and Utility Deposits                             3,473        3,473
  Patents                                              11,361       12,117
  Advance to Comguard                                     -0-       77,086
                                                   -----------  -----------
     Total Other Assets                               278,467      322,359
                                                   -----------  -----------
     Total Assets                                  $1,356,977   $1,488,908
                                                   ===========  ===========



               See accountant's letter and accompanying notes


                      Advanced Business Sciences, Inc.
                        (A Development Stage Company)
                         Balance Sheets -Continued-
              June 30, 2000 (Unaudited) and December 31, 1999

                                                  (Unaudited)
                                                         June     December
                                                     30, 2000     31, 1999
                                                   -----------  -----------
     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Cash in Bank Overdraft                           $   21,205   $   18,352
  Accounts Payable                                    580,612      589,958
  Payroll Taxes Accrued & Withheld                     46,294       52,794
  Accrued Interest                                    139,330       93,496
  Accrued Wages                                        28,026       33,570
  Settlement Costs                                        -0-       12,500
  Note Payable Short Term Debt                      6,229,509    5,158,206
  Current Portion of Long-Term Debt                    26,251       26,251
                                                   -----------  -----------
     Total Current Liabilities                      7,071,227    5,985,127
                                                   -----------  -----------
Long-Term Liabilities
---------------------
  Long-Term Debt, Less Current Portion                 87,199      103,636
                                                   -----------  -----------
      Total Liabilities                             7,158,426    6,088,763

Commitments and Contingency

Stockholders' Equity (Deficit)
------------------------------
  Preferred Stock 1,000,000 Shares Authorized
      at $.01 Par Value; 1,000 Shares Issued
   & Outstanding                                          -0-           10
  Common Stock 50,000,000 Shares Authorized at
   $.001 Par Value; 14,075,625 & 13,508,958
   Shares Issued & Outstanding Respectively
   Retroactively Restated                              14,076       13,510
  Paid-In Capital                                   8,948,567    8,948,027
  Paid-In Capital Unexpired Options                   281,902       30,640
  Deficit Accumulated During the Development
   Stage                                          (15,045,994) (13,592,042)
                                                   -----------  -----------
     Total Stockholders' Equity (Deficit)          (5,801,449)  (4,599,855)
                                                   -----------  -----------
     Total Liabilities and Stockholders'
     Equity (Deficit)                              $1,356,977   $1,488,908
                                                   ===========  ===========

               See accountant's letter and accompanying notes


                        Advanced Business Sciences, Inc.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
           For the Three Months Period April 1, 2000 to June 30, 2000
           and the Three Months Period April 1, 1999 to June 30, 1999 For the Six Months Period January 1, 2000 to June 30, 2000 and the Six Months Period January 1, 1999 to June 30, 1999

                                       For the Three              For the Six
                                       Months Period             Months Period
                                     June         June         June         June
                                 30, 2000     30, 1999     30, 2000     30, 1999
                              ------------ ------------ ------------ ------------
Revenues                      $    49,686  $    42,088  $   111,600  $    90,957
--------

Cost of Sales                      14,672       26,435       34,066       64,559
-------------                 ------------ ------------ ------------ ------------
   Gross Profit                    35,014       15,653       77,534       26,398

Expenses
--------
 Research & Development            52,039      350,805      104,275      383,989
 Sales & Marketing                 31,655       81,227       89,801      208,353
 General & Administrative         649,129      609,826    1,064,308    1,148,517
                              ------------ ------------ ------------ ------------
   Total Expenses                 732,823    1,041,858    1,258,384    1,740,859
                              ------------ ------------ ------------ ------------
   Loss from Operations        (  697,809)  (1,026,205) ( 1,180,850)  (1,714,461)

Other Income (Expenses)
-----------------------
 Other Income                         -0-           -0-          93          -0-
 Interest Expense              (  182,735)  (   72,952)  (  273,195)  (  126,858)
                              ------------ ------------ ------------ ------------
   Total Other Income
   (Expenses)                  (  182,735)  (   72,952)  (  273,102)  (  126,858)
                              ------------ ------------  ----------- ------------
   Loss Before Provision for
   Income Taxes                (  880,544)  (1,099,157)  (1,453,952)  (1,841,319)

   Provision for Income Taxes         -0-          -0-          -0-          -0-
                              ------------ ------------ ------------ ------------
   Net Loss                   ($  880,554) ($1,099,157) ($1,453,952) ($1,841,319)
                              ============ ============ ============ ============
   Basic Loss Per Share       ($     0.05) ($     0.08) ($     0.11) ($     0.14)

   Diluted Loss Per Share     ($     0.05) ($     0.08) ($     0.11) ($     0.14)

 Weighted Average Shares
  Outstanding                  13,543,958   13,212,231   13,543,958   13,488,968


               See accountant's letter and accompanying notes


                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                    Statements of Cash Flows (Unaudited)
         For the Six Months Period January 1, 2000 to June 30, 2000
         and the Six Months Period January 1, 1999 to June 30, 1999

                                                       For the Six Months
                                                           Periods Ended
                                                        June          June
                                                    30, 2000      30, 1999
                                                ------------- -------------
Cash Flows from Operating Activities
------------------------------------
 Net Loss                                        ($1,453,952)  ($1,841,319)
 Adjustments to Reconcile Net Loss to Net Cash;
  Depreciation & Amortization                        108,283       153,731
  Expenses Paid by Issuance of Stock in Lieu of
   Cash                                               31,095        65,200
  Issuance of Warrants                               251,262           -0-
 Changes in Operating Assets & Liabilities;
  (Increase) Decrease in Trade Accounts
   Receivable                                    (     2,441)  (    26,513)
  (Increase) Decrease in Employee Receivables         31,778        10,442
  (Increase) Decrease in Inventory                    37,912   (   109,045)
  (Increase) Decrease in Prepaid Expenses                -0-   (   130,465)
  Increase (Decrease) in Accounts Payable        (     9,346)  (   144,465)
  Increase (Decrease) in Payroll Taxes Accrued   (     6,500)  (   162,614)
  Increase (Decrease) in Accrued Interest             45,834         2,693
  Increase (Decrease) in Accrued Wages           (     5,544)  (    15,200)
  Increase (Decrease) in Settlement Costs        (    12,500)          -0-
                                                 ------------  ------------
   Net Cash Used in Operating Activities         (   994,119)  ( 2,197,555)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Property & Equipment                (    83,860)  (    37,558)
 Funds (Advanced) Received Comguard                   77,086   (    19,642)
 Increase in Product Development                 (    33,950)          -0-
 Increase (Decrease) in Rent & Utility Deposits          -0-           600
                                                 ------------  ------------
   Net Cash Used in Investing Activities         (    40,724)  (    56,600)



               See accountant's letter and accompanying notes


                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)
              Statements of Cash Flows -Continued- (Unaudited)
         For the Six Months Period January 1, 2000 to June 30, 2000
         and the Six Months Period January 1, 1999 to June 30, 1999

                                                       For the Six Months
                                                          Periods Ended
                                                        June          June
                                                    30, 2000      30, 1999
                                                 ------------  ------------
Cash Flows from Financing Activities
------------------------------------
 Increase (Decrease) in Notes Payable              1,041,304     1,547,008
 Proceeds from Long-Term Debt                            -0-           -0-
 Repayment of Long-Term Debt                     (    16,437)  (    12,705)
 Increase (Decrease) in Banks Overdraft                2,853   (   206,230)
 (Increase) Decrease in Notes Receivable
  Stockholders                                           -0-       599,452
                                                 ------------  ------------
   Net Cash Provided by Financing Activities       1,027,720     1,927,525
                                                 ------------  ------------
   Increase (Decrease) in Cash &
   Cash Equivalents                              (     7,123)  (   326,630)

   Cash & Cash Equivalents,
   Beginning of Period                                 7,843       377,592
                                                 ------------  ------------
   Cash & Cash Equivalents, End of Period        $       720   $    50,962
                                                 ============  ============
Disclosures from Operating Activities
-------------------------------------
 Interest                                        $   273,195   $   126,858
 Taxes                                                   -0-           -0-

               See accountant's letter and accompanying notes

                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE #1 - General
-----------------

The condensed consolidated balance sheet of Advanced Business Sciences, Inc. ("ABS" or the "Company") at December 31, 1999 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the six months ended and the three months ended June 30, 2000 and for the six months and the three months ended June 30, 1999 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

NOTE #2 - Organization and Consolidation
----------------------------------------

The Company is a development stage company. The Company develops, produces, markets and supports a broad product line of solutions relating to the wireless electronic tracking, monitoring and reporting of individuals and things. ABS products are designed to enhance productivity, reduce costs, and improve overall response using on-line access to information previously maintained on a variety of media. Today, the Company primarily markets to the criminal justice application for house arrest and continuous electronic monitoring. ABS provides individual monitoring within eleven (11) states: Arizona, Minnesota, Louisiana, New Jersey, Ohio Texas, Virginia, Colorada, South Carolina, New York and Kansas.

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


                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #2 - Organization and Consolidation - Continued-
-----------------------------------------------------

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

NOTE #3 - Property and Equipment and Depreciation Expenses
----------------------------------------------------------

The following is a summary of property and equipment and depreciation expenses at June 30, 2000 and December 31, 1999:

                                                  June       December
                                              30, 2000       31, 1999
                                             ----------     ----------
  Furniture & Equipment                      $ 568,368      $ 540,478
  Leasehold Improvements                        16,326         16,326
  Leased Equipment                             289,398        233,428
                                             ----------     ----------
       Total Cost                              874,092        790,232
       Less Accumulated Depreciation           571,045        463,518
                                             ----------     ----------
       Net Book Value                        $ 303,067      $ 326,714
                                             ==========     ==========
Depreciation and Amortization Expenses       $ 108,283      $ 352,835

NOTE #4 - Commitments and Contingencies
---------------------------------------

The Company's subsidiary, ABS Nebraska, is a defendant in an action pending in Montana Eighteenth Judicial District Court, Gallatin County, captioned Applied Technologies, Inc. v. Advanced Business Sciences, Inc., et al., No. 98-285. This action was initially filed on September 11, 1998. The
Amended Complaint alleges that ABS Nebraska is in breach of contract under which the Plaintiff, Applied Technologies, Inc., was to produce prototype and production parolee tracking devices. The Amended Complaint alleges that the Company is in breach of contract for failure to make payments thereunder. The plaintiff prays for an unspecified amount of compensatory and consequential damages. The plaintiff also seeks attorney's fees and such other relief, as the court may deem equitable and proper. ABS
Nebraska has denied the allegations, has raised certain affirmative defenses and has brought a counterclaim alleging, among other things, that the Plaintiff failed to deliver in a timely manner all documents schematic drawings, mechanical drawings, computer disks of designs, vendors lists with part numbers and art work. On December 3, 1999, the parties entered into a stipulation for settlement. Under the terms of this settlement, the defendant agreed to pay the sum of $25,000 payable in two equal installments due on December 10, 1999, and May 10, 2000, respectively. The Company made both payments as scheduled to the Plaintiff and the plaintiff caused the action to be dismissed with prejudice and released the defendant of all claims.

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

NOTE #5 - Going Concern
-----------------------

The accompanying financial statements of Advanced Business Sciences, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statements of operations, the Company has not yet achieved profitable operations. As of June 30, 2000, the Company has insufficient working capital. These items raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE #6 - Current Stockholders' Equity Transactions
---------------------------------------------------

On May 12, 2000, the Company issued 450,000 shares of its common stock to a financial consulting firm for services valued at $31,095.

During the quarter ended June 30, 2000, the Company issued 5,233,516 warrants to purchase 5,233,516 of its common stock. The warrants have $251,262 cost to the Company.


                      Advanced Business Sciences, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE 7 - Subsequent Events
--------------------------

The Company resolved that Mary Collison and DR. Martin Halbur were elected to serve as Board members on the Board of Directors effective June 30, 2000.

The Company announces that Kenneth A. Macke, retired Chairman and CEO of Dayton Hudson Corp., will serve as an Advisor to the Board of Directors. Ken will be compensated at a per meeting rate equivalent to $150,000 for 18 months divided by the actual number of board meetings scheduled in that 18 month period. Ken will be paid that rate for actual meetings attended.

The Company also resolved that the members of the Board of Directors be compensated at a per meeting rate of $1,000 only for meeting actually attended.



             ADVANCED BUSINESS SCIENCES, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
              (in thousands, except share and per share data)

1.   GENERAL

The condensed consolidated balance sheet of Advanced Business Sciences, Inc. ("ABS" or the "Company") at December 31, 1999 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three and six months ended June 30, 2000 and for the three and six months ended June 30, 1999 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations and cash flows for the six months ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

2.   ORGANIZATION AND CONSOLIDATION

The Company is a development stage company. The Company develops, produces, markets and supports a broad product line of solutions relating to the wireless electronic tracking, monitoring and reporting of individuals and things. ABS products are designed to enhance productivity, reduce costs, and improve overall response using on-line access to information previously maintained on a variety of media. Today, the Company primarily markets to the criminal justice application for house arrest and continuous electronic monitoring. ABS provides individual monitoring within eleven (11) states: Arizona, Minnesota, Louisiana, New Jersey, Ohio, Texas, Virginia, Colorado, South Carolina, New York, and Kansas.

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

3.   PROPERTY AND EQUIPMENT AND DEPRECIATION EXPENSES

The following is a summary of property and equipment and depreciation expenses at June 30, 2000 and December 31, 1999:

                                                  June       December
                                              30, 2000       31, 1999
                                             ----------     ----------
  Furniture & Equipment                      $ 568,368      $ 540,478
  Leasehold Improvements                        16,326         16,326
  Leased Equipment                             289,398        233,428
                                             ----------     ----------
       Total Cost                              874,092        790,232
       Less Accumulated Depreciation           571,045        463,518
                                             ----------     ----------
       Net Book Value                        $ 303,067      $ 326,714
                                             ==========     ==========
Depreciation and Amortization Expenses       $ 108,283      $ 352,835

4.     COMMITMENTS AND CONTINGENCIES

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


5.     GOING CONCERN

The accompanying financial statements of Advanced Business Sciences, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statements of operations, the Company has not yet achieved profitable operations. As of June 30, 2000, the Company has insufficient working capital. These items raise substantial doubt about the ability of the Company to continue as a going concern.


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

6.       CURRENT STOCKHOLDERS' EQUITY TRANSACTIONS

On May 12, 2000, the Company issued 450,000 shares of its common stock to a financial consulting firm for services valued at $31,095.

During the quarter ended June 30, 2000, the Company issued 5,233,516 warrants to purchase 5,233,516 shares of its common stock. The warrants have $251,262 cost to the Company.

7.  SUBSEQUENT EVENTS

The Company announced that John Gaukel has assumed the role of President and Chief Executive Officer of the Company. Mr. Gaukel is one of the original founders of the Company, and is the author of the patent for ABS GPS based products and several pending patents. He has been instrumental in developing the product from original prototype through its new small lightweight 2010 GPS personal tracking product. Mr. Gaukel assumes the position of President and CEO as a result of the resignation of Jim Stark as President.

The Company also announced that Roger Kanne, a current member of the Board of Directors, has been elected to be Secretary and Chief Financial Officer of ABS. Mr. Kanne assumes the position of CFO as a result of the resignation of Jim Stark as Chief Financial Officer.

The Company resolved that Mary Collison and Dr. Martin Halbur were elected to serve as Board members on the Board of Directors effective June 30, 2000.

The Company announced that Kenneth A. Macke, retired Chairman and CEO of Dayton Hudson Corp., will serve as an Advisor to the Board of Directors. Ken will be compensated at a per meeting rate equivalent to $150,000 for 18 months divided by the actual number of board meetings scheduled in that 18 month period. Ken will be paid that rate for actual meetings attended.

The Company also resolved that the members of the Board of Directors be compensated at a per meeting rate of $1000 only for meetings actually attended.

8.       CONCURRENT EVENTS

The Company announced that it was awarded patent 6,072,396 that was issued 6/6/2000. The patent covers the Company's proprietary GPS based tracking product. The patent was written broadly enough to allow ABS to aggressively protect its position in the criminal justice market, as well as cover AVL, asset, and other tracking markets.

9.     FINANCIAL STATEMENTS SINCE INCEPTION

Below are ABS's condensed consolidated statement of operations from inception through June 30, 2000.

Statement of Operations

                                                    Inception to
                                                   June 30, 2000
                                                   --------------
     Revenues                                      $     414,167
     Cost of Sales                                       284,831
     Gross Profit (Loss)                                 129,336

     Expenses
     Research and Development                          2,584,917
     Sales and Marketing                               1,472,142
     General and Administrative                       10,269,518
        Total Expenses                                14,326,577
        Loss from Operations                         (14,197,241)

Other Income and Expense
     Interest Income                                      58,544
     Other Income                                         84,538
     Loss on Sales of Property and Equipment             (18,946)
     Interest Expense                                 (1,073,844)
     Asset Abandonment                                   (97,149)
        Total Other Income and Expense                (1,046,856)
        Net Loss Before Income Taxes                 (15,244,097)
Extraordinary Item
    Gain from Extinguishment of Debt                     569,901
Provision for Income Taxes                                   -
        Net Loss                                    ($14,674,196)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ABS is a developmental stage company. As such, the financial results of operations reflect the primary activities of the Company directed toward development and testing of its GPS products, principally for offender monitoring in the criminal justice marketplace. The following table sets forth the number of tracking units monitored or leased for the period indicated. The Company monitored and leased 523 units in the second quarter of 2000. The remainder of 71 units in the second quarter of 2000 were monitored units only.


          Year                2nd Quarter         Year-to-date
          -----------------------------------------------------
          1999                557                 1,309
          2000                594                 1,221

The following table sets forth certain consolidated statements of operations (in thousands) information as a percentage of revenues during the periods indicated:

                                                   THREE MONTHS ENDED
                                 June 30,               June 30,
                                     2000                   1999
Revenues                          $49,686     100.0%     $42,088     100.0%
Cost of Sales                      14,672      29.5%      26,435      62.8%
     Gross Profit (Loss)           35,014      70.5%      15,653      37.2%

Expenses
     Research and Development      52,039     104.7%     350,805     833.5%
     Sales and Marketing           31,655      63.7%      81,227     193.0%
     General and Administrative   649,129    1306.5%     609,826    1448.9%
     Total Expenses               732,823    1474.9%   1,041,858    2475.4%
     Loss from Operation         (697,809)  -1404.4%  (1,026,205)  -2438.2%

Other Income and Expense
     Other Income                       0       0.0%           -       0.0%
     Loss on Sales of Property
      and Equipment                     -       0.0%           -       0.0%
     Interest Expense            (182,735)   -367.8%     (72,952)   -173.3%
     Total Other Income and
      Expense                    (182,735)   -367.8%     (72,952)   -173.3%
     Net Loss Before Income
      Taxes                      (880,544)  -1772.2%  (1,099,157)  -2611.6%
Provision for Income Taxes              -       0.0%           -       0.0%
     Net Loss                   ($880,544)  -1772.2% ($1,099,157)  -2611.6%

                                                        SIX MONTHS ENDED
                                 June 30,               June 30,
                                     2000                   1999
Revenues                         $111,600     100.0%     $90,957     100.0%
Cost of Sales                      34,066      30.5%      64,559      71.0%
     Gross Profit (Loss)           77,534      69.5%      26,398      29.0%

Expenses
     Research and Development     104,275      93.4%     383,989     422.2%
     Sales and Marketing           89,801      80.5%     208,353     229.1%
     General and Administrative 1,064,308     953.7%   1,148,517    1262.7%
     Total Expenses             1,258,384    1127.6%   1,740,859    1913.9%
     Loss from Operation       (1,180,850)  -1058.1%  (1,714,461)  -1884.9%

Other Income and Expense
     Other Income                      93       0.1%           -       0.0%
     Loss on Sales of Property
      and Equipment                     -       0.0%           -       0.0%
     Interest Expense            (273,195)   -244.8%    (126,858)   -139.5%
     Total Other Income and
      Expense                    (273,102)   -244.7%    (126,858)   -139.5%
     Net Loss Before Income
      Taxes                    (1,453,952)  -1302.8%  (1,841,319)  -2024.4%
Provision for Income Taxes              -       0.0%           -       0.0%
     Net Loss                 ($1,453,952)  -1302.8% ($1,841,319)  -2024.4%



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

Revenues
--------

The Company derives revenue from sale of products, billable services for monitoring, software license fees, equipment and software leasing, and charges for maintenance and repair of equipment. For the three and six months ended June 30, 2000, Revenues increased 18% to $49,686 for the second quarter of 2000 and 23% to $111,600 during the first six months of 2000, compared to $42,088 and $90,957 during the same periods in 1999. The reason for the increases in both comparable periods is more units being monitored and leased in the three months ended June 30, 2000 (523 units) than those units just being monitored (71 units), as compared to the same period in 1999 (180 and 377 units respectively.) And also more units being monitored and leased in for the first six months of 2000 (991 units) than those units just being monitored (230 units), as compared to the same period in 1999 (370 and 939 units respectively).

Cost of Sales
-------------
Cost of Sales represents the direct costs associated with the generation of revenue, and includes cost of goods for products which are sold, direct costs of distribution of software and equipment, maintenance expenses on equipment repaired under service agreements, and the direct variable communications expenses associated with the monitoring services provided by the Company. For the three and six months ended June 30, 2000, Cost of Sales decreased 44% to $14,672 for the second quarter of 2000 and 47% to $34,066 for the first six months of 2000, compared to $26,435 and $64,559 respectively during the same periods in 1999. The primary reason for the lower cost of sales was increased utilization of the Company assets in service.

Gross Profit
------------
For the three and six months ended June 30, 2000, Gross Profit for the Company was $35,014 and $77,534 compared to a Gross Profit of $15,653 and $26,398 for the comparable periods of 1999. The reasons for this increase were higher revenues and proportionately lower Cost of Sales in the 1999 periods, as discussed above.


Research and Development
------------------------
Research and Development expenses are the direct costs associated with the Company's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the Company's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and development expenses decreased to $52,035 and $104,275 for the three and six months ended June 30, 2000, down from $350,805 and $383,989 for the same periods in 1999. The primary reason for this decrease was the temporary delay of development of its Series 2000 product due to the Company's need for additional operating capital.

Sales and Marketing
-------------------

Sales and Marketing expenses represent the costs of the Company's sales and marketing staff, travel and related expenses associated with sales to the Company's customers and prospects, the costs of advertising in magazines and periodicals, attendance at trade shows, and production of marketing and related collateral material. Sales and Marketing expenses were $31,655 and $89,801 for the three and six months ending June 30, 2000 compared to $81,227 and $208,353 for the comparable periods in 1999. The decrease is the result of less advertising and trade show expenses, as well as a decrease in Sales and Marketing staff incurred in the first two quarters of 2000 when compared to the first two quarters of 1999.

General and Administrative
--------------------------

General and Administrative expenses are all the indirect and overhead expenses associated with the operations of the Company, outside of those expenses described above. These expenses include executive, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel not included in the Sales and Marketing expense, fixed telephone expenses, office leases and supplies, and recruiting and training expense. For the three months ended June 30, 2000, General and Administrative expense increased $39,303 to $649,129, from $609,826 in the comparable period of 1999. The main reason for the increase was due to an increase in warrant option expense. For the six months ended June 30, 2000, General and Administrative expense decreased $84,209 to $1,064,308 from $1,148,517 in the same period of 1999. The primary reasons for the decrease were decreases in outside services, travel, executive staff, and communications expenses.

Profit (loss) from Operations
-----------------------------

For the three months ended June 30, 2000, Loss from Operations was $(697,809), compared to $(1,026,205) for the same period in 1999. The reason for this decrease was lower expenses in the period, as explained above, offset by higher gross profits. For the six months ended June 30, 2000, Loss from Operations was $(1,180,850), compared to $(1,714,461) for the same period in 1999. The reason for the six month decrease is the same as the three month decrease listed above.


Loss on Sale of Property and Equipment
--------------------------------------

For the three and six months ended June 30, 2000, the Company has no sales of property or equipment, as was the case for the three and six months ending June 30, 1999.

Interest Expense
----------------

For the three months ended June 30, 2000, Interest expense increased $109,783 to $182,735, compared to Interest expense of $72,952 in the comparable period of 1999. This interest expense increase was due to larger outstanding balances in Company borrowings in 2000 over 1999. For the six months ended June 30, 2000, Interest expense increased $146,337 to $273,195, compared to Interest expense of $126,858 in the comparable period of 1999. The reason for the six month increase is also larger outstanding balances in Company borrowings in 2000 over 1999.

Net Loss
--------

For the three months ended June 30, 2000, the Company had a Net Loss of $880,554 or $.05 per share, compared to a Net Loss of $1,099,157 or $.08 per share, in the comparable period of 1999, for the reasons described above. For the six months ended June 30, 2000, the Company had a Net Loss of $1,453,952 or $.11 per share, compared to a Net Loss of $1,841,319 or $.14 per share, in the comparable period of 1999, also for the reasons described above.

Liquidity and Capital Resources
-------------------------------

For the six months ended June 30, 2000, the Company used $(994,119) of cash in operating activities and another $(40,724) in investing activities. It generated $1,027,720 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents for the six month period of $(7,123). For the same period of 1999, the Company used $(2,197,555) of cash in operating activities and another $(56,600) in investing activities. It generated $1,927,525 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents of $(326,630).

As of June 30, 2000, the Company had the following borrowing facilities in place:

The Company has borrowed the principal sum of $750,000 from U.S. Bank N.A. of Omaha, Nebraska. The Company shall repay this loan in 35 regular monthly payments of $16,557.31 each and one irregular last payment estimated at $369,376.16 beginning on July 15, 2000. The interest rate is a variable rate based on the U.S. Bank National Association Reference Rate (the "Index Rate") plus two (2) percent. As of June 15, 2000, the Index Rate was currently nine and one-half (9.50) percent. This loan is secured by a security interest in the Company's tangible and intangible assets.

The Company has borrowed the principal sum of $999,767.13 from Commercial Savings Bank of Carroll, Iowa. The loan is due on October 5, 1999, together with accrued interest. The interest rate is nine (9.00)% per annum. This loan is secured by a security interest in the Company's tangible and intangible assets. The Company renewed this note until October 5, 2000.


The Company has borrowed the principal sum of $499,021 from each of James Pietig, a director of the Company, and Mary Collison, a stockholder of the Company.

The Company has borrowed the principal sum of $1,000,000 from United Bank of Iowa of Carroll, Iowa. The loan had an original maturity date of December 30, 1999 and has been extended until April 15, 2000. The interest rate is nine and one-half (9.50)% per annum. This loan was extended until August 1, 2000. On August 2, 2000 this loan was extended again until November 20, 2000.

The Company has borrowed the principal sum of $500,000 from Templeton Savings Bank of Templeton, Iowa. The loan is due June 14, 2000 and carries an interest rate of nine- (9.00)% per annum. As of June 30, 2000, the Company was in process of renegotiating this note.

The Company is a development stage business and has not yet achieved profitable operations. The Company lacks sufficient operating capital, and intends to fund its ongoing development and operations through a combination of additional equity capital and further borrowings. As of June 30, 2000, the Company did not have commitments for either debt or share purchases to meet its planned 2000 operating capital requirements.


PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

      There is no outstanding pending litigation against the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(A)   EXHIBITS
         27 - Financial Data Schedule

     REPORTS ON FORM 8-K

     The registrant filed a Form 8-K during the quarter ended June 30, 2000. The Company announced that John Gaukel assumed the role of President and Chief Executive Officer after the resignation of Jim Stark. The Company also announced it was awarded Patent no. 6,072,396.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          ADVANCED BUSINESS SCIENCES, INC.


Date: August 10, 2000                   By:/S/ John Gaukel
                                        John Gaukel
                                        President and Chief Executive Officer