Form 10QSB
period 2000-09-30
ADVANCED BUSINESS SCIENCES INC/DE
filed 2000-11-14
CIK 1088120

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004

                                   Form 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities

                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-26455

                        ADVANCED BUSINESS SCIENCES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                      87-0347787
-------------------------------             ------------------------------------
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

 YES [X] NO [ ]

The number of issuer's shares outstanding as of September 30, 2000, was 16,173,032.

Transitional Small Business Disclosure Form (Check One): YES  [  ]  NO  [X]

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ADVANCED BUSINESS SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                  September 30,    December 31,
                                                                                     2000             1999
                                                                                  ----------------------------
ASSETS
Current Assets
       Cash ...................................................................   $        394    $      7,843
       Receivables:
          Trade accounts, less allowance for doubtful accounts 2000 $2,100,
            1999 none .........................................................         27,150          32,782
          Employees ...........................................................             --          21,778
       Inventories ............................................................        692,365         777,432
                                                                                  ----------------------------
            Total current assets ..............................................        719,909         839,835
                                                                                  ----------------------------

Leasehold Improvements and Equipment ..........................................        895,075         790,232
       Less accumulated depreciation ..........................................        622,594         463,518
                                                                                  ----------------------------
                                                                                       272,481         326,714
                                                                                  ----------------------------

Other Assets ..................................................................        419,278         322,359
                                                                                  ----------------------------

            Total assets ......................................................   $  1,411,668    $  1,488,908
                                                                                  ============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
       Notes payable ..........................................................   $  6,696,637    $  5,158,206
       Current maturities of long-term debt ...................................         12,765          26,251
       Excess of outstanding checks over bank balance .........................         49,279          18,352
       Accounts payable .......................................................        701,103         589,958
       Accrued expenses .......................................................        289,586         192,360
                                                                                  ----------------------------
            Total Current Liabilities .........................................      7,749,370       5,985,127
                                                                                  ----------------------------

Long-term debt, less current maturities .......................................         93,108         103,636
                                                                                  ----------------------------
Commitments and contingency

Stockholders' Equity (Deficit)
       Preferred stock, $.01 par value; authorized 1,000,000 shares; issued
          September 30, 2000 none; December 31, 1999 1,000 shares .............           --                10
       Common stock, $.001 par value; authorized 50,000,000 shares;
          issued September 30, 2000 16,173,032 shares; December 31, 1999
          13,508,958 shares and outstanding respectively retroactively restated         16,173          13,510
       Additional paid-in capital .............................................      9,843,240       8,978,667
       Deficit accumulated during the development stage .......................    (16,290,223)    (13,592,042)
                                                                                  ----------------------------
            Total stockholders' equity (deficit) ...............................    (6,430,810)     (4,599,855)
                                                                                  ----------------------------

            Total liabilities and stockholders' equity (deficit) ..............   $  1,411,668    $  1,488,908
                                                                                  ============================

See Notes to Condensed Consolidated Financial Statements.

ADVANCED BUSINESS SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          September 30,                     September 30,
                                                  ------------------------------------------------------------
                                                       2000           1999             2000           1999
                                                  ------------------------------------------------------------
Revenues ......................................   $     36,030    $     33,952    $    147,630    $    124,909
Cost of sales .................................         13,736          19,825          47,802          84,384
                                                  ------------------------------------------------------------
       Gross profit ...........................         22,294          14,127          99,828          40,525
                                                  ------------------------------------------------------------

Expenses:
       Research and development ...............        118,312         492,219         222,587         876,208
       Sales and marketing ....................         25,516         118,382         115,317         326,735
       General and administrative .............        936,683         967,523       2,000,991       2,151,040
                                                  ------------------------------------------------------------
                                                     1,080,511       1,578,124       2,338,895       3,353,983
                                                  ------------------------------------------------------------

       Operating (loss) .......................     (1,058,217)     (1,563,997)     (2,239,067)     (3,313,458)
                                                  ------------------------------------------------------------

Other income (expenses):
       Interest expense .......................       (186,013)        (90,784)       (459,208)       (217,642)
       Income .................................              1          (2,578)             94          (2,578)
                                                  ------------------------------------------------------------
                                                      (186,012)        (93,362)       (459,114)       (220,220)
                                                  ------------------------------------------------------------

       (Loss) before provision for income taxes     (1,244,229)     (1,657,359)     (2,698,181)     (3,533,678)
Provision for income taxes ....................             --              --              --              --
                                                  ------------------------------------------------------------
       Net (loss) .............................   $ (1,244,229)   $ (1,657,359)   $ (2,698,181)   $ (3,533,678)
                                                  ============================================================

Net (loss) per share - basic and diluted ......   ($      0.08)   ($      0.15)   ($      0.16)   ($      0.31)
                                                  ============================================================

Weighted average shares outstanding ...........     16,352,615      11,320,281      16,352,615      11,320,281
                                                  ============================================================

See Notes to Condensed Consolidated Financial Statements.

ADVANCED BUSINESS SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                               September 30
                                                                        --------------------------
                                                                            2000          1999
                                                                        --------------------------
Net cash flows (used in) operating activities .......................   $(1,654,627)   $(3,686,431)
                                                                        --------------------------

Net cash (used in) investing activities .............................       (61,707)      (113,836)
                                                                        --------------------------

Cash flows from financing activities:
    Increase in notes payable .......................................     1,538,431      2,442,038
    Other ...........................................................       170,454        981,065
                                                                        --------------------------
              Net cash provided by financial activities .............     1,708,885      3,423,103
                                                                        --------------------------

              Increase (decrease) in cash and cash equivalents ......        (7,449)      (377,164)

Cash and cash equivalents, beginning of period ......................         7,843        377,592
                                                                        --------------------------
Cash and cash equivalents, end of period ............................   $       394    $       428
                                                                        ==========================

Supplemental Disclosures of Cash Flow Information:
    Cash payments for:
      Interest ......................................................   $   337,548    $   187,566
      Taxes .........................................................            --             --

Supplemental Schedule of Noncash, Investing and Financing Activities:
    Other assets purchased on account ...............................   $   141,188    $        --

See Notes to Condensed Consolidated Financial Statements.

                        ADVANCED BUSINESS SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  GENERAL

The condensed balance sheet of Advanced Business Sciences, Inc. ("ABS" or the "Company") at December 31, 1999 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three and nine months ended September 30, 2000 and for the three and nine months ended September 30, 1999 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations and cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

The accompanying financial statements of Advanced Business Sciences, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statements of operations, the Company has not yet achieved profitable operations. As of September 30, 2000, the Company has insufficient working capital. These items raise substantial doubt about the ability of the Company to continue as a going concern.

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

2.  INVENTORIES

The composition of inventories as of September 30, 2000 and December 31, 1999, are as follows:

                                                  September 30,     December 31,
                                                      2000             1999
                                                  ------------------------------

Parts ..................................            $394,960         $381,044
Finished goods .........................             297,405          396,388
                                                    -------------------------
                                                    $692,365         $777,432
                                                    =========================

3.  CURRENT STOCKHOLDERS' EQUITY TRANSACTIONS

Board members were compensated in total with 50,237 shares of stock valued at $4,939 for attending the third quarter board meetings. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 37,170 shares of stock valued at $4,333 for attending (2) third quarter board meetings.

On August 16, 2000, the Company issued 10,000 shares of its common stock to an individual per his consulting agreement for services provided valued at $1,072.

On September 20, 2000, the Company issued 1,200,000 shares of its common stock to a financial consulting firm for services valued at $152,100.

During the quarter ended September 30, 2000, the Company issued 419,010 warrants to purchase 419,010 shares of its common stock to stockholders for loans to the Company and charged $62,156 to expense.

4.       FINANCIAL STATEMENTS SINCE INCEPTION

Below are ABS's condensed statement of operations from inception through September 30, 2000.

Statement of Operations

                                                                Inception to
                                                              September 30, 2000
                                                              ------------------

Revenues .................................................     $    450,197
Cost of sales ............................................          298,567
                                                               ------------
        Gross profit (loss) ..............................          151,630
                                                               ------------

Expenses:
        Research and development .........................        2,703,229
        Sales and marketing ..............................        1,497,658
        General and administrative .......................       11,206,201
                                                               ------------
                                                                 15,407,088
                                                               ------------

        (Loss) from operation ............................      (15,255,458)
                                                               ------------
Other income (expenses):
        Interest expense .................................       (1,259,857)
        Other ............................................           26,989
                                                               ------------
                                                                 (1,232,868)
                                                               ------------
             (Loss) before provision for income taxes
                and extraordinary item ...................      (16,488,326)
Provision for income taxes ...............................               --
                                                               ------------
             (Loss) before extraordinary item ............      (16,488,326)
Extraordinary item
        Gain from extinguishment of debt .................          569,901
                                                               ------------
             Net loss ....................................     $(15,918,425)
                                                               ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of operations information as a percentage of revenues during the periods indicated:

                                                                        THREE MONTHS ENDED
                                                                            September 30,
                                                          -----------------------------------------------
                                                                    2000                    1999
                                                          -----------------------------------------------
Revenues ..............................................   $    36,030    100.0%   $    33,952     100.0%
Cost of sales .........................................        13,736     38.1         19,825      58.4
                                                          -----------------------------------------------
      Gross profit ....................................        22,294     61.9         14,127      41.6
                                                          -----------------------------------------------
Expenses:
      Research and development ........................       118,312    328.4        492,219    1449.7
      Sales and marketing .............................        25,516     70.8        118,382     348.7
      General and administrative ......................       936,683   2599.7        967,523    2849.7
                                                          ----------------------------------------------
                                                            1,080,511   2998.9      1,578,124    4648.1
                                                          ----------------------------------------------
      Operating (loss) ................................    (1,058,217) (2937.0)    (1,563,997)  (4606.5)
                                                          ----------------------------------------------
Other income and (expenses):
      Interest expense ................................      (186,013)  (516.3)       (90,784)   (267.4)
      Other ...........................................             1       --         (2,578)     (7.6)
                                                          ----------------------------------------------
                                                             (186,012)  (516.3)       (93,362)   (275.0)
                                                          ----------------------------------------------

      Net (loss) before provision for income taxes ....    (1,244,229) (3453.3)    (1,657,359)  (4881.5)
Provision for income taxes ............................            --       --             --        --
                                                          ----------------------------------------------
      Net (loss) ......................................   $(1,244,229) (3453.3)%  $(1,657,359) (4881.5)%
                                                          ==============================================

                                                                            NINE MONTHS ENDED
                                                                              September 30,
                                                          ----------------------------------------------
                                                                    2000                    1999
                                                          ----------------------------------------------

Revenues ..............................................   $   147,630    100.0%   $   124,909     100.0%
Cost of sales .........................................        47,802     32.4         84,384      67.6
                                                          ----------------------------------------------
      Gross profit ....................................        99,828     67.6         40,525      32.4
                                                          ----------------------------------------------

Expenses:
      Research and development ........................       222,587    150.8        876,208     701.5
      Sales and marketing .............................       115,317     78.1        326,735     261.6
      General and administrative ......................     2,000,991   1355.4      2,151,040    1722.1
                                                          ----------------------------------------------
                                                            2,338,895   1584.3      3,353,983    2685.1
                                                          ----------------------------------------------

      Operating (loss) ................................    (2,239,067) (1516.7)    (3,313,458)  (2652.27)
                                                          -----------------------------------------------
Other income and (expenses):
      Interest expense ................................      (459,208)  (311.1)      (217,642)    (174.2)
      Other ...........................................            94      0.1         (2,578)      (2.1)
                                                          ----------------------------------------------
                                                             (459,114)  (311.0)      (220,220)    (176.3)
                                                          -----------------------------------------------

      Net (loss) before provision for income taxes ....    (2,698,181) (1827.7)    (3,533,678)   (2829.0)
 Provision for income taxes ...........................            --       --             --         --
                                                          -----------------------------------------------
      Net (loss) ......................................   $(2,698,181) (1827.7)%   $(3,533,678)  (2829.0)%
                                                          ===============================================

Discussions of certain matters contained in this Quarterly Report on Form 10-QSB may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the Company's ability to secure financing, the results of the Company's product development efforts, future sales levels, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. Description of Business contained in the Company's Form 10-KSB filed with the SEC March 31, 2000.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

ABS is a developmental stage company. As such, the financial results of operations reflect the primary activities of the Company directed toward development and testing of its GPS products, principally for offender monitoring in the criminal justice marketplace. The following table sets forth the number of tracking units monitored or leased for the period indicated. The Company monitored and leased 280 units in the third quarter of 2000. The remainder of 5 units in the third quarter of 2000 were monitored units only.

               Year         3rd Quarter        Year-to-date
         -------------------------------------------------------
               1999             411               1,720
               2000             285               1,506

Revenues

The Company derives revenue from sale of products, billable services for monitoring, software license fees, equipment and software leasing, and charges for maintenance and repair of equipment. For the three and nine months ended September 30, 2000, Revenues increased 6% to $36,030 and 18% to $147,630, compared to $33,952 and $124,909 during the same periods in 1999. The reason for the increases in both comparable periods is more units being monitored and leased in the three months ended September 30, 2000 (280 units), as compared to 135 units in the same periods in 1999. And also more units being monitored and leased in the first nine months of 2000 (1,271 units), as compared to 505 units in the same period in 1999.

Cost of Sales

Cost of Sales represents the direct costs associated with the generation of revenue, and includes cost of goods for products which are sold, direct costs of distribution of software and equipment, maintenance expenses on equipment repaired under service agreements, and the direct variable communications expenses associated with the monitoring services provided by the Company. For the three and nine months ended September 30, 2000, Cost of Sales decreased 31% to $13,736 and 43% to $47,802, compared to $19,825 and $84,384 during the same periods in 1999. The primary reason for the lower cost of sales was increased utilization of the Company assets in service.

Gross Profit

For the three and nine months ended September 30, 2000, Gross Profit for the Company was $22,294 and $99,828 compared to $14,127 and $40,525 during the same periods of 1999. The reasons for this increase were higher revenues and proportionately lower Cost of Sales in the 1999 periods, as discussed above.

Research and Development

Research and Development expenses are the direct costs associated with the Company's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the Company's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses decreased to $118,312 and $222,587 for the three and nine months ended September 30, 2000, from $492,219 and $876,208 during the same periods in 1999. The primary reason for this decrease was the temporary delay of development of its Series 2000 product due to the Company's need for additional operating capital.

Sales and Marketing

Sales and Marketing expenses represent the costs of the Company's sales and marketing staff, travel and related expenses associated with sales to the Company's customers and prospects, the costs of advertising in magazines and periodicals, attendance at trade shows, and production of marketing and related collateral material. Sales and Marketing expenses were $25,516 and $115,317 for the three and nine months ending September 30, 2000 compared to $118,382 and $326,735 during the same periods in 1999. The decrease is the result of less advertising and trade show expenses, as well as a decrease in Sales and Marketing staff incurred in the first three quarters of 2000 when compared to the first three quarters of 1999.

General and Administrative

General and Administrative expenses are all the indirect and overhead expenses associated with the operations of the Company, outside of those expenses described above. These expenses include executive, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel not included in the Sales and Marketing expense, fixed telephone expenses, office leases and supplies, and recruiting and training expense. For the three months ended September 30, 2000, General and Administrative expense decreased $30,840 to $936,683, from $967,523 in the comparable period of 1999. The main reason for the decrease was due to smaller stock and warrant compensation expense in the third quarter of 2000, as compared to third quarter 1999. For the nine months ended September 30, 2000, General and Administrative expense decreased $150,049 to $2,000,491 from $2,151,040 in the same period of 1999. The primary reasons for the decrease were decreases in outside services, travel, executive staff, and communications expenses, along with the decrease in stock and warrant compensation expense.

Operating (Loss)

For the three months ended September 30, 2000, operating (loss) was $(1,058,217), compared to $(1,563,997) for the same period in 1999. The reason for this decrease was lower expenses in the period, as explained above, offset by higher gross profits. For the nine months ended September 30, 2000, operating
(loss) was $(2,239,067), compared to $(3,313,458) for the same period in 1999. The reason for the nine month decrease is the same as the three month decrease listed above.

Interest Expense

For the three months ended September 30, 2000, Interest expense increased $95,229 to $186,013, compared to Interest expense of $90,784 in the comparable period of 1999. This interest expense increase was due to larger outstanding balances in Company borrowings in 2000 over 1999. For the nine months ended September 30, 2000, Interest expense increased $241,566 to $459,208, compared to Interest expense of $217,642 in the comparable period of 1999. The reason for the nine month increase is also larger outstanding balances in Company borrowings in 2000 over 1999.

Liquidity and Capital Resources

For the nine months ended September 30, 2000, the Company used $(1,654,627) of cash in operating activities and another $(61,707) in investing activities. It generated $1,708,885 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents for the nine month period of $(7,449). For the same period of 1999, the Company used $(3,686,431) of cash in operating activities and another $(113,836) in investing activities. It generated $3,423,103 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents of $(377,164).

As of September 30, 2000, the Company had the following borrowing facilities in place:

The Company has a $750,000 note payable from U.S. Bank N.A. of Omaha, Nebraska. The Company shall repay this loan in 35 monthly payments of $16,557 and one last payment estimated at $369,376 beginning on July 15, 2000. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus two (2) percent. As of September 30, 2000, the Index Rate was currently nine and one-half (9.50) percent. This loan is secured by a security interest in the Company's tangible and intangible assets.

The Company has a $999,767 note payable from Commercial Savings Bank of Carroll, Iowa. The interest rate is nine (9.50)% per annum. This loan is secured by a security interest in the Company's tangible and intangible assets. The Company has significantly renewed this note on October 5, 2000 maturing on April 5, 2001.

The Company has a note payable of $499,021 through Firstar Bank from Mary Collison, a director of the Company, and $327,224 from Martin Halbur, also a director of the Company. Principal on both notes, $8,320 and $5,457 respectively, along with interest of 0.250% plus prime (9.50% at September 30, 2000), are payable on a monthly basis.

The Company has a $1,000,000 note payable from United Bank of Iowa of Carroll, Iowa. The loan had an original maturity date of December 30, 1999 and has since been extended until November 20, 2000. The interest rate is ten (10.00)% per annum.

The Company has a $500,000 note payable from Templeton Savings Bank of Templeton, Iowa. The loan is due January 31, 2001 and carries an interest rate of nine (9.00)% per annum.

The Company has a $350,000 note payable from Carroll County State Bank of Carroll, Iowa. The loan has a maturity date of July 6, 2001 and an interest rate of eleven and one-half (11.50) percent. Interest only payments are due beginning January 6, 2001.

The Company has a $37,326 note payable from Nebraska State Bank of Omaha. The loan matures on August 24, 2001 and carries an interest rate of ten and one-half (10.50) percent. Payments of $1,245 for principal and interest are due monthly with the unpaid balance due at maturity.

The Company is a development stage business and has not yet achieved profitable operations. The Company lacks sufficient operating capital, and intends to fund its ongoing development and operations through a combination of additional equity capital and further borrowings. As of September 30, 2000, the Company did not have commitments for either debt or share purchases to meet its planned 2000 operating capital requirements.

The Company entered into an agreement on September 29, 2000 with Prism Resources Inc. to provide the Company new Internet based iSecureTrack(TM) enterprise software. ISecureTrack(TM) will facilitate satellite tracking and monitoring of people and assets, worldwide, using global positioning system (GPS) and Internet technology.

The Company announced that it was awarded its second patent, 6,100,806, which issued 8/8/2000. The patent compliments the previous patent 6,072,396. The patent covers the Company's proprietary GPS based tracking product. The patent was written broadly enough to allow ABS to aggressively protect its position in the criminal justice market, as well as cover AVL, asset, and other tracking markets.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There is no outstanding pending litigation against the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS
               11 - Computation of Earnings Per Share
               27 - Financial Data Schedule

         (B)   REPORTS ON FORM 8-K
         The registrant filed a Form 8-K on October 17, 2000. The Company engaged the Des Moines, Iowa, office of McGladrey & Pullen, LLP, to act as its certifying accountant commencing with the Company's fiscal year ending December 31, 2000. This was due to the death of the Company's previous auditor, Darrell Schvaneveldt of Schvaneveldt and Company.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ADVANCED BUSINESS SCIENCES, INC.


Date:    October 27, 2000           By:   /s/ John Gaukel
         ----------------                 --------------------------------------
                                          John Gaukel
                                          President and Chief Executive Officer