Form 10KSB40
period 2000-12-31
ADVANCED BUSINESS SCIENCES INC/DE
filed 2001-03-27
CIK 1088120

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on March 27, 2001.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-26455

ADVANCED BUSINESS SCIENCES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0347787 (I.R.S. Employee Identification No.)

3345 No. 107th Street
Omaha, Nebraska 68134
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (402) 498-2734
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $0.001 per share
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    State issuer's revenues for the fiscal year ended December 31, 2000 $175,237.

    As of March 2, 2001, the aggregate market value of the voting stock held by non-affiliates was approximately $4,643,250.

    The number of shares outstanding of each of the issuer's classes of common stock, as of date of this Report: 18,973,231 (one class).

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2000 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-KSB.

PART I.

Item 1. Description of Business

    Forward-looking and Cautionary Statements: Certain statements contained in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes, "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward-looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this report, in the Company's filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference.

    Because the Company has a limited operating history, it is difficult to evaluate the Company's business. Factors that may cause the Company to fail to meet its business goals include the following; the Company's ability to successfully complete additional financing; the Company's future financial condition, liquidity and business prospects generally; the Company's inability to respond to competitive market conditions; the company's successful completion and production of its series 2000 product, marketplace acceptance of the Company's products and market demand for the Company's products; perceived opportunities in the marketplace for the Company's products and its products under development; future sales levels and the Company's other business plans for the future.

  (a)
  Business Development

    ADVANCED BUSINESS SCIENCES, INC. ("ABS" or the "Company") is a development stage company. The Company develops, produces, markets and supports a broad product line of solutions relating to the wireless electronic tracking, monitoring and reporting of individuals and things. ABS products are designed to enhance productivity, reduce costs, and improve overall response using on-line access to information previously maintained on a variety of media. Today, the Company primarily markets to the criminal justice application for house arrest and continuous electronic monitoring. ABS has provided individual monitoring within eleven (11) states: Arizona, Iowa, Kansas, Louisiana, Maryland, New Jersey, New York, Ohio, South Carolina, Texas, and Virginia.

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

  (b)
  Business of Issuer

  (i)
  Introduction

    The Company was initially engaged in the commercial application of a form of decision support technology, which incorporated proprietary methodology and software. This technology involved the identification of potential failures facing an organization or project, ranking such failures in order of significance and determining their root causes. This technology was marketed to both government and private industry. The Company conducted no business operations from in or about April 1996, until the completion of the Share Exchange on December 17, 1997. Upon completion of the Share Exchange, the Company commenced operations once again as described below.

    The Company now designs, develops, produces, sells and supports wireless products and services relating to the tracking, monitoring and reporting of individuals and things. Currently, the Company's business relates to criminal justice applications for house arrest and electronic monitoring.

    The iSecureTrack™ product, which utilizes Global Positioning System ("GPS") technology, wireless communications and proprietary computer software, provides real time monitoring, tracking and reporting of adult and juvenile offenders as a criminal justice rehabilitative alternative. The Company's iSecureTrack™ product is the next generation of software and products based on the Company's patented technology. Through customer staffed operations centers, the system tracks the geographic location of every offender in the system, reports specific activities and identifies violations against customer-established parameters. This information is then delivered to the appropriate authorities using various methods, including telephone calls, paging and internet-based e-mail and web-based reports. The Company believes use of its system can offer substantial cost savings over the cost of incarceration and improve the efficiency of probation and parole officers. It also offers the backlogged criminal justice systems a more secure solution to the problems of rapidly growing criminal populations, overcrowded correctional facilities and more lenient sentencing alternatives.

    In addition to the criminal justice market, the Company has targeted additional industries where it believes its products and services offer attractive solutions to current problems. One market that the Company has targeted is the transportation industry. This market would include (1) automatic vehicle tracking and (2) through the installation of tracking units at strategic locations, monitoring the status of freight cargo (whether loaded or unloaded on the trailer or other container).

  (ii)
  The Electronic Monitoring Market

    According to the U.S. Bureau of Justice Statistics latest report, 6.3 million adults were under some form of correctional supervision at December 31, 1999. The number of prisoners under the jurisdiction of federal or state correctional authorities on that date reached a record high of 1.8 million. Moreover, 4.5 million adults were under parole or probation supervision. The total adult correctional population has increased 45% from 1990 to 1999. The Department of Justice has projected an annual growth equal to this historical rate.

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

    House arrest monitoring equipment first became commercially available in 1984. In 1987, twenty-one (21) states reported using this electronic monitoring as a sentencing alternative. By 1995, all fifty states were using at least limited amounts of house arrest electronic monitoring. Experts estimate that as many as 300,000 individuals now incarcerated could be supervised more cost-effectively and safely using appropriate electronic supervision. [Source: Journal of Offender Monitoring, January 1998 and March 1999 issues] There were an estimated 95,000 individuals under electronic house arrest at the beginning of 1999. These individuals were monitored primarily through third party service providers under contract to the appropriate local, state and federal agencies.

    The Company believes there is a substantial opportunity to provide a mobile system to monitor offenders in the community environment away from the fixed house arrest location. ABS has pioneered the development of a mobile personal tracking unit system which provides continuous monitoring away from the fixed location, utilizing GPS location information and wireless communications technologies. As of December 31, 2000, the Company had approximately 26 of its GPS-based tracking units in use in the criminal justice system in Arizona, Louisiana, New Jersey, Ohio, and Texas.

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

  (iii)
  Competition

    Today, there are several companies providing monitoring services on a nation-wide basis, including BI Incorporated ("BI"), SecurityLink, and General Security Services Corp. In addition, there are many smaller companies that provide monitoring services on a local basis for smaller governmental agencies. BI is believed to be the largest company monitoring offenders in the criminal justice market, with a reported 21,500 active units as of June 30, 2000. There are also other companies that provide house arrest equipment. BI has historically been the largest provider of the equipment in use today. Most companies supplying house arrest monitoring services also provide equipment. Other companies providing house arrest equipment and monitoring services include ElmoTech, Comguard Leasing, Digital Products Corporation, and Tracking Systems Corporation.

    ABS believes that only one other company, Pro Tech Monitoring, Inc., has a GPS-based product in the field today. However, BI has partnered with Continental Divide Robotics of Denver, Colorado on a GPS based device and BI states that they have a GPS-based product available.

  (iv)
  Business Strategy

    The key elements of the Company's business strategy are to:

  •
  Be a leader in applying GPS technology to applications for tracking individuals and things.

    The Company has an accumulated deficit in excess of $19,856,000, which represents the Company's efforts to date to improve its products. Improvements in technology components and communications systems are being constantly evaluated. The Company intends to incorporate appropriate new or improved capabilities into its products on an ongoing basis, and to continue to devote significant resources to the area of product development.

  •
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

  (v)
  The Products and Services of the Company

    The Company's recent introduction of its next generation product, iSecureTrack™ is targeted to replace the previous product offering, the ABS<ComTrak(R) solution. iSecureTrack™ provides its customers with real-time monitoring of any individual or thing on either a continuous or periodic basis through the Internet, whether the person or object is moving or is at a fixed location.

    The iSecureTrack™ offering consists of the following components:

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

  •
  Status of radio frequency contact between tracking unit and the house arrest monitor, including proximity violations (i.e. failure to remain within specified proximity of the house arrest monitor).

  •
  Tampering with tracking unit or the house arrest monitor

  •
  Status of communications between the house arrest monitor and the operations center

  •
  Status of power connection of the house arrest monitor

  •
  Status of tracking unit battery

  •
  Inclusion zone violations (i.e. subject being out of a designated area inappropriately.)

  •
  Exclusion zone violations (i.e., being in an area or location from which the subject is prohibited).

  •
  Find Me Mapping (i.e. allows customers to locate the specific location of the unit and its offender at any given time.)

    Each customer will access and maintain their offender information and will also monitor the movement of offenders through the Company's host software on the Internet. The customer can build daily schedules and program inclusion and exclusion zones via their Internet connection. Various levels of service are provided by the Company to meet the specific needs of its customers.

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

    The manufacture, sale and use of devices, which utilize any part of the radio frequency radiation spectrum, are subject to regulation. The Federal Communications Commission (the "FCC") is the principal agency responsible for such regulation within the United States. State and local governments, however, exercise some control respecting the siting of wireless facilities. While many transmitters (such as radio stations) must be individually licensed, certain low-power transmitters need not be. These would include such devices as cordless telephones, baby monitors, garage door openers, wireless home security systems, and keyless automobile entry systems. Before such a device may be marketed, however, it must first be tested to determine if the device meets FCC specifications and then receive authorization from the FCC. The devices that the Company markets fit within this regulatory scheme.

  (B)
  Global Positioning System

    The Global Positioning System consists of at least 24 operational satellites that orbit the earth every 12 hours. Operated by the Department of Defense, this constellation typically permits from five to eight satellites to be visible from any point on earth at any given moment in time. A master control facility located at Schriever Air Force Base in Colorado monitors signals from the satellites and uploads orbital and clock data. A position fix is acquired when a GPS receiver is "seeing" at least three of these satellites. Since the discontinuation of selective availability on May 1, 2000, the positioning system is accurate to within 10 meters, approximately 33 ft, for horizontal position, 15 meters, approximately 50 ft, for vertical position and 110 nanoseconds time accuracy. In a statement from the Whitehouse, the president said "The decision to discontinue selective availability ("SA") is the latest measure in an on-going effort to make GPS more responsive to civil and commercial users worldwide. The government will continue to provide all GPS capabilities to worldwide users free of charge." Furthermore, he stated that the government "...realized that worldwide transportation safety, scientific, and commercial interests could best be served by discontinuation of SA. It benefits users around the world in many different applications, including air, road, marine, and rail navigation, telecommunications, emergency response, oil exploration, mining, and many more".

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

  (vii)
  Intellectual Property Rights

    The Company had two patents issued by the U.S. Patent Office in 2000, U.S. Patent #6,072,396 and #6,100,806. ABS believes the scope of its patents covers any apparatus and system for tracking and monitoring a remote unit from a central control station. These patents position ABS to take advantage of its current product technology in the criminal justice segment and move its technology into other market segments.

    The Company has been granted a nonexclusive software license from SiRF Technology Incorporated ("SiRF"). SiRF has designed GPS chip sets and software solutions that allow ABS to embed GPS technology into its products. This license is for an indefinite term; however, it may be terminated if SiRF loses any of its rights as to the software products encompassed therein or by either party upon thirty (30) days written notice in the event of a material breach of the license by the other party.

  (viii)
  Regulation

    The manufacture, sale and use of radio frequency radiation devices is regulated by the FCC. See Item 1(b)(vi)(A) of this Part I. Similarly, insofar as GPS remains funded and controlled by the U. S.

government, devices utilizing GPS must conform to government specifications. The FCC's authorization is pending with respect to the Company's products.

    The use of tracking devices as an aid to, or indeed substitute for, physical surveillance by law enforcement personnel is subject to federal, state and local law. Generally stated, tracking devices may be attached to or installed upon the monitored person or object without court order as long as the person or objects remain in public view. Once the person or object is withdrawn from public view, a court order is required. But, where a tracking device has been placed with contraband (e.g., stolen goods), rather than with a lawfully possessed item, warrant-less monitoring can continue to occur even after the monitored object has been taken onto private premises. As a rule, all persons presently monitored by the Company are subject to a court order requiring such monitoring as a condition to their release.

    The use of tracking devices by private persons is also subject to applicable law. The monitoring of persons without their consent or of objects without their owners' or lawful possessors' consent may be a violation of laws protecting privacy and property rights.

  (ix)
  Research and Development

    During 1999 and 2000, the Company expended $1,096,357 and $371,858, respectively, toward research and development. The costs of such research and development are borne by the Company and not by any of its customers. The company has been a pioneer in the development of GPS tracking as it relates to use in the criminal justice industry. The research and development staff designs and develops products incorporating GPS technology, wireless communications, and data storage and transmission. The Company's current research and development efforts are focused on completion of the series 2000 product for the criminal justice industry. This platform of technology has been designed to cross over into over market segments including the transportation industry.

  (x)
  Customers; Orders Backlog

    Because the Company is a development stage company, it has to date sustained significant losses. The loss of any customer could further worsen the prospects and business of the Company. There is no material backlog of orders for products of the Company.

  (xi)
  Seasonality

    The Company's business is not seasonal.

    Employees

    The Company, as of March 01, 2001, has 16 full-time employees and 2 contract employees on staff.

Item 2. Description of Property

    The Company leases approximately 6,212 square feet of office space located at 3345 No. 107th Street, Omaha, Nebraska. All of the Company's administrative, sales, service and other business operations are conducted at this location. This lease is for a term commencing on December 1, 1998, and ending on November 30, 2001. The base rent is $4,659 per month. The lease also requires the Company to pay $1,478 per month as its pro rata share of the operating expenses respecting the leased premises.

    The Company leases office equipment from several sources. The rent for such items is in excess of $2,500 per month.

    In the opinion of the Company's management, the Company's properties are adequately covered by insurance.

Item 3. Legal Proceedings

    The Company's subsidiary, ABS Nebraska, was a defendant in an action in Montana Eighteenth Judicial District Court, Gallatin County, captioned Applied Technologies, Inc. v. Advanced Business Sciences, Inc., et al., No. 98-285. This action was initially filed on September 11, 1998. On December 3, 1999, the parties entered into a stipulation for settlement. Under the terms of this settlement, the defendant agreed to pay the sum of $25,000 payable in two equal installments due on December 10, 1999, and May 10, 2000, respectively. Payments were made according to the agreed upon schedule, and the plaintiff caused the action to be dismissed and released the defendant of all claims.

    On December 20, 2000, ABS filed a patent infringement lawsuit against Pro Tech Monitoring, Inc, (Pro Tech) located in Palm Harbor, Florida. ABS contends that Pro Tech, who provides product to the Criminal Justice industry, is infringing on one of the ABS patents covering the Company's proprietary GPS based tracking product. On January 31, 2001, Pro Tech filed a complaint for declaratory relief against ABS, which included a change in venue for ABS's lawsuit against Pro Tech. ABS will vigorously defend against the complaint from Pro Tech and will aggressively protect its Intellectual Property.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

    Until July 2, 1999, the Common Shares of the Company were traded on the OTC Bulletin Board under the trading symbol ABSH (or ABSHE). The following table sets forth the high and low bid information for each quarter since January, 1999.

    From July 2, 1999 through the end of December 31, 1999, the Common Shares were quoted on the so-called "pink sheets" maintained by the National Quotation Bureau. On February 29, 2000, the Company's common stock was relisted on the OTC Bulletin Board under the trading symbol ABSH.

Year	Quarter	High	Low
1999	1st	$2.1250	$0.7500
	2nd	$1.1875	$0.5313
	3rd	$1.0000	$0.1250
	4th	$0.6250	$0.1250
2000	1st	$1.7000	$0.2501
	2nd	$0.5625	$0.1875
	3rd	$0.5312	$0.2812
	4th	$0.5312	$0.2500

    The source of the foregoing information is Bloomberg, LP Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

    As of March 02, 2001, there were outstanding 18,973,231 Common Shares held of record by 400 stockholders. There are no shares of Preferred Stock presently outstanding.

Item 6. Management's Discussion and Analysis or Plan of Operation.

    ABS is a developmental stage company. As such, the financial results of operations reflect the primary activities of the Company directed toward development and testing of its GPS products, principally for offender monitoring in the criminal justice marketplace. The following table sets forth the number of individuals being tracked by units being monitored or leased for the period indicated. Prior to January 1, 2000, the number of individuals that were monitored and had leased units was the same as they appear in the table below. Since January 1, 2000, the Company monitored and leased units to 468, 523, 280 and 267 individuals in each quarter ended for 2000. The remainder of 159, 71, 5 and 0 in each quarter for 2000, respectively, were monitored individuals only.

    The Company experienced a decline in number of individuals being monitored in the last six months of 2000 when compared to the previous year activity for the same time period and when compared to the first six months of 2000. The primary reason for this downward trend is that, the Company's development efforts were focused on the iSecureTrack platform. As a result, support for the current products in the field will be phased out and replaced with the Company's new products and services.

    This management decision will allow the Company to replace its current monitoring operations with a computerized center for communication and data management, staffed only to maintain the system. The iSecureTrack platform will be operated as an Application Service Provider (ASP) service, allowing agents at existing monitoring centers to access and use the system to provide the human monitoring services. The Company intends to complete the final design and begin production of the series 2000 tracking unit in the third quarter of 2001. As the Company rolls out this new product offering, its customers will have control and responsibility to monitor the movement of their individuals or assets. The customer, through a secure Internet connection, will access their information via the Company's host website, iSecureTrack™. This product changeover will allow customers' greater flexibility, ease of use and reduced operating costs when compared to the Company's and competitors current product offerings and pricing. At the same time, it will allow the Company to partner with industry-specific services providers, where-in they will provide the staffing and end-user interaction, and the Company will supply the tracking technology and information reporting.

Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
1999	752	557	411	540	2,260
2000	627	594	285	267	1,773

    The following table provides a breakdown of selected results of operations for the years ended December 31, 2000 and 1999 and is the basis for the following discussion of the results of operations:

	Period Ended December 31, 2000	Year Ended December 31, 1999
Revenues	175,237	178,074
Cost of sales	396,985	331,206

Gross (loss)	(221,748)	(153,132)
Expenses:
Research and development	371,858	1,096,357
Sales and marketing	184,192	403,933
General and administrative	1,861,221	2,298,135

Total expenses	2,417,271	3,798,425

Operating (loss)	(2,639,019)	(3,951,557)
Other income and (expense):
Interest income	739	40,858
Interest expense	(672,544)	(332,128)
Loan acquisition expense	(2,953,511)	(212,500)
Other, net	—	(9,600)

Total other income and expense	(3,625,316)	(513,370)

(Loss) before provision for Income taxes	(6,264,335)	(4,464,927)
Provision for income taxes	—	—

Net (loss)	$(6,264,335)	$(4,464,927)

(a)
Revenue

    The Company derives revenue from sale of products, billable services for monitoring, software license fees, equipment and software leasing, and charges for maintenance and repair of equipment. For the year ended December 31, 2000, revenue decreased $2,837 to $175,237, a decrease of 1.6% over the comparable period of 1999 of $178,074. The slight decrease in revenue is a result of a decrease in the number of individuals being monitored and leased in 2000 (1,773) as compared to the same period in 1999 (2,260).

(b)
Cost of Sales

    Cost of Sales represents the direct costs associated with the generation of revenue, and includes cost of goods for products which are sold, direct costs of distribution of software and equipment, maintenance expenses on equipment repaired under service agreements, and the direct variable communications expenses associated with the monitoring services provided by the Company. For the year ended December 31, 2000, Cost of Sales was $396,985, or 226.5% of revenues, compared with $331,206, or 186.0% of revenue for the comparable period in 1999. The primary reason for the higher cost of sales as a percentage of revenue in the 2000 period was an increase in depreciation of the Company assets in service.

(c)
Gross Profit (Loss)

    For the year ended December 31, 2000, Gross Loss of the Company increased $68,616, to $(221,748), compared to a Gross Loss of $(153,132) for the comparable period of 1999. The reason for this increase was proportionately higher Cost of Sales in the 2000 period, as discussed above.

(d)
Research and Development

    Research and Development expenses are the direct costs associated with the Company's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the Company's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. For the year ended December 31, 2000, Research and Development expenses decreased $724,499 to $371,858, compared to $1,096,357 for the comparable period of 1999. The decrease is a result of the Company's lack of availability of funds to continue having outside sources further develop its Series 2000 product. Thus the Company continued its development in-house.

(e)
Sales and Marketing

    Sales and Marketing expenses represent the costs of the Company's sales and marketing staff, travel and related expenses associated with sales to the Company's customers and prospects, the costs of advertising in magazines and periodicals, attendance at trade shows, and production of marketing and related collateral material. For the year ended December 31, 2000, Sales and Marketing expenses decreased $219,741 to $184,192, compared to $403,933 for the comparable period of 1999. The decrease is a result of a decrease in the sales and marketing staff, less travel and less advertising as compared to the same year end period of 1999.

(f)
General and Administrative

    General and Administrative expenses are all the indirect and overhead expenses associated with the operations of the Company, outside of those expenses described above. These expenses include executive, administrative, and accounting staff payroll, taxes and benefits, rent on property, all travel not included in the sales and marketing expense, fixed telephone expenses, office leases and supplies, and recruiting and training expense. For the year ended December 31, 2000, general and administrative expense decreased $436,914 to $1,861,221, from $2,298,135 for the comparable period of 1999. The primary reason for the decrease was a decrease in the general and administrative staff, less travel and a decrease in communications expense as compared to the same year end period of 1999.

(g)
(Loss) from Operations

    For the year ended December 31, 2000, (loss) from operations decreased $1,312,538 to $(2,639,019), compared to $(3,951,557) for the same period in 1999. The reason for this decrease was a reduction in research and development, sales and marketing, and general and administrative expenses in the period, as explained above.

(h)
Interest Income

    For the year ended December 31, 2000 the Company had interest income of $739 compared to $40,858 for the comparable period of 1999. The primary reason for the Interest Income during the year 1999 was a write off of a disputed lease, which has been resolved.

(i)
Interest Expense

    For the year ended December 31, 2000, Interest expense increased $340,416 to $672,544, compared to Interest expense of $332,128 in the comparable period of 1999. This interest expense increase was due to larger outstanding balances in Company's borrowings for 2000 when compared to 1999.

(j)
Loan Acquisition Expense

    For the year ended December 31, 2000, loan acquisition expense increased $2,741,011 to $2,953,511 compared to loan acquisition expense of $212,500 in the comparable period of 1999. The increase was due to stock warrants and common stock issued to various stockholders for lending the Company money and personally guaranteeing the notes payable from banks.

(k)
Other, net

    For the year ended December 31, 2000, the Company incurred no expenses, as compared to $(9,600) for year ended December 31, 1999. The $9,600 was losses on the sale of certain computer equipment.

(l)
Net Loss

    For the year ended December 31, 2000, the Company had a Net Loss of $(6,264,335) or $(.41) per share, compared to a Net Loss of $(4,464,927) or $(.38) per share, in the comparable period of 1999, for the reasons described above.

(n)
Liquidity and Capital Resources

    For the year ended December 31, 2000, the Company used $(2,123,727) of cash in operating activities and another $(104,193) in investing activities. It generated $2,275,104 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash and cash equivalents for the twelve month period of $47,184. The increase in cash over the past twelve-month period is a result of the increase in cash provided by financing activities. The Company is a development stage company, which, in 2000, continued to incur high levels of development expenses in researching and designing its products.

    The Company continues to seek additional financing or funding sources, including possible sale of securities. No assurance can be given that the Company will be able to obtain such additional funding or financing, or a renewal of its line of credit or be able to obtain financing on satisfactory terms. The Company is attempting to secure an additional $1,500,000 of debt to fund operations through the final stages of product development.

    As of December 31, 2000, the Company had the following borrowing facilities in place:

    The Company has $3,669,298 of notes payable to various banks that are due in 2001 and have interest rates ranging from 9.5% to 11.5% at December 31, 2000. These notes payable are secured by the personal guarantees of various stockholders.

    The Company has $2,537,208 of unsecured notes payable from various stockholders that are due in 2001 and have interest rates ranging from 10% to 10.75% at December 31, 2000.

    The Company has $1,385,047 of long-term debt of which $528,996 is unsecured and due to a stockholder and $693,228 is due to a bank in monthly installments of $16,557 including interest at the bank's prime rate plus 0.25% (9.75% at December 31,2000) through June 2003 when all remaining principal and interest are due. The note is collateralized by substantially all the assets of the company and the personal guarantees of various stockholders. Current maturities of long-term debt at December 31, 2000 is $632,685.

    There is no assurance of renewal of the notes payable that are due in 2001. The Company has a practice of issuing stock warrants and stock to stockholders who personally guarantee the bank notes payable or lend the company money.

    The Company is a development stage business and has not yet achieved profitable operations. The Company lacks sufficient operating capital, and intends to fund its ongoing development and operations through a combination of additional equity capital and further borrowings. As of March 01, 2001, the Company did not have commitments for either debt or share purchases to meet its planned 2001 operating capital requirements.

Item 7. Financial Statements.

    See "Item 13 Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Consolidated Financial Statement and the notes thereto, and the financial statement schedules filed as part of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    (a) Owing to the untimely death of Darrell T. Schvaneveldt on or about September 8, 2000, the Registrant's Certifying Accountant, Schvaneveldt and Company of Salt Lake City, Utah, discontinued its practice.

    (b) Schvaneveldt and Company has been the Registrant's principal auditors for the purpose of auditing its financial statements for the fiscal years ending December 31, 1999 and December 31, 1998. The reports on the financial statements for the two aforementioned fiscal years did not contain an adverse opinion or a disclaimer of opinion and, except with respect to uncertainty as to whether the Registrant will continue operating as a going-concern, were not qualified or modified as to uncertainty, audit scope or accounting principles. In the two most recent fiscal years and the subsequent interim period through September 8, 2000, the Registrant has had no disagreements with its former principal auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of the former principal auditors, would have caused Schvaneveldt and Company to make reference to the matter in their reports. The Registrant is unable to include the letter from its former auditors as an exhibit to this report due to the death of Mr. Schvaneveldt.

    (c) On October 17, 2000, the Registrant engaged the services of McGladrey & Pullen, LLP, out of their Des Moines, Iowa, office, to act as Registrant's Certifying Accountant. The newly engaged accountant has not been consulted during the two aforementioned fiscal years, and any subsequent interim period prior to engaging the accountant, with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

    Incorporated by reference in Items 9 to 12 below are certain sections of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16 (a) of the Exchange Act.

    The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 10. Executive Compensation.

    The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

    The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 12. Certain Relationships and Related Transactions.

    The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

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

(b)
(3)  Reports on Form 8-K.

    The Company filed a report on Form 8-K on October 20, 2000, under Item 4. "Changes in Registrant's Certifying Accountant" to report a change in the companies certifying accountant. The reason for this change can be found in Part II Item 8 of this 10-KSB report.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED BUSINESS SCIENCES, INC.
By:	/s/ MICHAEL P. MAY Michael P. May Chairman of the Board of Directors (Principal Executive Officer)
Dated: March 20, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL P. MAY Michael P. May	Chairman of the Board of Directors (Principal Executive Officer)	March 20, 2001
/s/ JAMES E. STARK James E. Stark	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2001
/s/ JOHN J. GAUKEL John J. Gaukel	President and Director	March 20, 2001
/s/ DENNIS L. ANDERSON Dennis L. Anderson	Director	March 20, 2001
/s/ ROBERT E. BADDING Robert E. Badding	Director	March 20, 2001
Mary M. Collison	Director
/s/ MARTIN J. HALBUR Martin J. Halbur	Director	March 20, 2001
/s/ ROGER J. KANNE Roger J. Kanne	Director	March 20, 2001
/s/ RONALD W. MUHLBAUER Ronald W. Muhlbauer	Director	March 20, 2001

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Advanced Business Sciences, Inc.
Omaha, NE

We have audited the accompanying consolidated balance sheet of Advanced Business Sciences, Inc. and subsidiary, as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000 and the period from January 5, 1992 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Business Sciences, Inc. and subsidiary, as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 and the period from January 5, 1992 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses and its total liabilities exceeds its total assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP
Des Moines, Iowa
January 26, 2001

Schvaneveldt & Company
Certified Public Accountant
275 East South Temple, Suite #300
Salt Lake City, Utah 84111
(801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

Independent Auditor's Report

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

/S/ Schvaneveldt & Company
Salt Lake City, Utah
March 19, 2000

ADVANCED BUSINESS SCIENCES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
December 31, 2000

ASSETS (Note 6)
CURRENT ASSETS
Cash	$55,027
Trade accounts receivable, less allowance for doubtful accounts of $2,100	22,159
Inventories	192,333
Prepaid expenses	5,725

Total current assets	275,244
LEASEHOLD IMPROVEMENTS AND EQUIPMENT (Note 3)	306,092
PRODUCT DEVELOPMENT COSTS	381,770
OTHER ASSETS	27,280

$990,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable (Note 5)	$6,206,506
Current maturities of long-term debt (Note 5)	632,685
Accounts payable and accrued expenses	449,441
Accrued interest payable	254,115

Total current liabilities	7,542,747

LONG-TERM DEBT, less current maturities (Note 6)	752,362

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 2, 4, and 7)
Preferred stock, 1,000,000 shares authorized at $.01 par value; none issued and outstanding	—
Common stock, 50,000,000 shares authorized at $.001 par value; 18,746,646 shares issued and outstanding	18,747
Additional paid-in capital	12,532,907
Deficit accumulated during the development stage	(19,856,377)

(7,304,723)

$990,386

See Notes to Consolidated Financial Statements.

ADVANCED BUSINESS SCIENCES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2000 and 1999 and the Period From
January 5, 1992 (Date of Inception) to December 31, 2000

	2000	1999	January 5, 1992 (Date of Inception) to December 31, 2000
Revenues	$175,237	$178,074	$477,804
Cost of sales	396,985	331,206	875,722

Gross (loss)	(221,748)	(153,132)	(397,918)

Expenses:
Research and development	371,858	1,096,357	2,852,500
Sales and marketing	184,192	403,933	1,566,533
General and administrative	1,861,221	2,298,135	10,747,756

	2,417,271	3,798,425	15,166,789

Operating (loss)	(2,639,019)	(3,951,557)	(15,564,707)

Other income and (expense):
Interest income	739	40,858	56,341
Interest (expense)	(672,544)	(332,128)	(1,473,193)
Loan acquisition expense	(2,953,511)	(212,500)	(3,416,011)
Other, net	—	(9,600)	(28,708)

	(3,625,316)	(513,370)	(4,861,571)

(Loss) before extraordinary item and provision for income taxes	(6,264,335)	(4,464,927)	(20,426,278)
Extraordinary item, gain from extinguishment of debt, net of income taxes (Note 10)	—	—	569,901

(Loss) before provision for income taxes	(6,264,335)	(4,464,927)	(19,856,377)
Provision for income taxes (Note 6)	—	—	—

Net (loss)	$(6,264,335)	$(4,464,927)	$(19,856,377)

Basic and diluted (loss) per share:
Before extraordinary item	$(0.41)	$(0.38)	$(2.94)
After extraordinary item	(0.41)	(0.38)	(2.94)
Weighted average shares outstanding	15,253,736	11,609,390	6,745,802

See Notes to Consolidated Financial Statements.

ADVANCED BUSINESS SCIENCES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period From January 5, 1992 (Date of Inception) to December 31, 2000

						Deficit Accumulated During the Development Stage
	Preferred Stock		Common Stock
					Additional Paid-In Capital
	Shares	Amount	Shares	Amount			Total
Balance, January 5, 1992	—	$—	—	$—	$—	$—	$—
Issuance of stock for cash at $.0012 per share	—	—	3,300,000	3,300	700	—	4,000
Net (loss)	—	—	—	—	—	(5,870)	(5,870)

Balance, December 31, 1992	—	—	3,300,000	3,300	700	(5,870)	(1,870)
Net (loss)	—	—	—	—	—	(7,734)	(7,734)

Balance, December 31, 1993	—	—	3,300,000	3,300	700	(13,604)	(9,604)
Net income	—	—	—	—	—	17,924	17,924

Balance, December 31, 1994	—	—	3,300,000	3,300	700	4,320	8,320
Issuance of stock for services and the assignment, rights, title and interest in an invention disclosed in the Company's patent application on January 1, 1995, at $.0012 per share	—	—	583,688	584	123	—	707
Capital contributed by a shareholder	—	—	—	—	3,200	—	3,200
Issuance of stock through a private placement memorandum at $3.64 per share, net of offering costs	—	—	294,360	294	1,015,914	—	1,016,208
Net (loss)	—	—	—	—	—	(659,788)	(659,788)

Balance, December 31, 1995	—	—	4,178,048	4,178	1,019,937	(655,468)	368,647
Issuance of stock through a private placement memorandum at $3.64 per share, net of offering costs	—	—	118,140	118	373,051	—	373,169
Cancellation of stock at $.001 per share	—	—	(577,500)	(577)	577	—	—
Issuance of stock at $.01 per share in connection with notes payable	—	—	412,500	412	(412)	—	—

Subtotal carryforward	—	—	4,131,188	4,131	1,393,153	(655,468)	741,816
(Continued)

Subtotal carryforward	—	$—	4,131,188	$4,131	$1,393,153	$(655,468)	$741,816
Issuance of stock related to the conversion of 10% convertible subordinate debenture at $6.06 per share	—	—	41,250	41	249,959	—	250,000
Net (loss)	—	—	—	—	—	(2,845,977)	(2,845,977)

Balance, December 31, 1996	—	—	4,172,438	4,172	1,643,112	(3,501,445)	(1,854,161)
Issuance of stock in connection with notes payable and accrued interest	—	—	976,882	977	1,711,925	—	1,712,902
Cost of private placement			—	—	(20,400)	—	(20,400)
Issuance of stock for services at $.01 per share	—	—	82,500	82	(72)	—	10
Issuance of stock related to conversion of subordinated debentures, notes and accrued interest	—	—	1,366,117	1,367	1,971,242	—	1,972,609
Payment of stock bonuses	—	—	2,063	2	5,107	—	5,109
Shares issued to shareholders of Sage Analytical International, Inc., prior to "reverse acquisition takeover" (Note 2)	—	—	437,099	437	(437)	—	—
Issuance of shares as finder fees for "reverse acquisition takeover" Sage Analytical International, Inc. (Note 2)	—	—	450,000	450	—	—	450
Net (loss)	—	—	—	—	—	(1,825,259)	(1,825,259)

Balance, December 31, 1997	—	—	7,487,099	7,487	5,310,477	(5,326,704)	(8,740)
(Continued)

Subtotal carryforward	—	$—	7,487,099	$7,487	$5,310,477	$(5,326,704)	$(8,740)
Shares issued for Comguard Leasing and Financial, Inc., acquisition (Note 4)	—	—	2,191,145	2,191	—	—	2,191
Consultation fees Comguard acquisition at $0.44 per share (Note 4)	—	—	242,500	243	106,457	—	106,700
Shares issued for employee bonuses at $0.30 per share	—	—	457,750	458	136,867	—	137,325
Private placement memorandum proceeds at $2.00 per share	—	—	1,250,000	1,250	2,498,750	—	2,500,000
Shares issued for line of credit guarantor fees at $0.25 per share	—	—	1,000,000	1,000	249,000	—	250,000
Shares sold pursuant to warrant exercise at $1.00 per share	—	—	5,000	5	4,995	—	5,000
Net (loss)	—	—	—	—	—	(3,800,412)	(3,800,412)

Balance, December 31, 1998	—	—	12,633,494	12,634	8,306,546	(9,127,116)	(807,936)
Shares issued for employee bonuses at $0.30 per share	—	—	152,000	152	45,448	—	45,600
Shares issued for line of credit guarantor fees at $0.17 per share	—	—	500,000	500	84,500	—	85,000
Shares returned from rescission of Comguard acquisitions (Note 4)	—	—	(2,191,145)	(2,191)	—	—	(2,191)
Shares issued for services	—	—	1,443,275	1,443	212,215	—	213,658
Shares issued for loan guarantees at $.015 per share	—	—	850,000	850	126,650	—	127,500
Paid in capital for cost of options issued (Note 7)	—	—	—	—	30,640	—	30,640
Shares issued for cash at $0.60 per share	—	—	121,334	122	72,678	—	72,800
Shares issued for cash at $100 per share	1,000	10	—	—	99,990	—	100,000
Net (loss)	—	—	—	—	—	(4,464,926)	(4,464,926)

Balance, December 31, 1999	1,000	10	13,508,958	13,510	8,978,667	(13,592,042)	(4,599,855)
(Continued)

Subtotal carryforward	1,000	$10	13,508,958	$13,510	$8,978,667	$(13,592,042)	$(4,599,855)
Exchange preferred stock for debt	(1,000)	(10)	—	—	(99,990)	—	(100,000)
Shares issued for services	—	—	3,033,318	3,033	474,745	—	477,778
Shares issued in connection with stockholder loans	—	—	200,000	200	102,920	—	103,120
Shares issued for loan guarantees	—	—	1,380,024	1,380	606,420	—	607,800
Shares issued for cash at $0.60 per share	—	—	116,668	117	69,884	—	70,001
Shares issued for directors fees	—	—	180,101	180	47,092	—	47,272
Shares issued for debt restructure at $0.30 per share	—	—	281,077	281	84,576	—	84,857
Shares issued upon exercise of warrants at $0.43 per share	—	—	46,500	46	19,949	—	19,995
Warrants issued in connection with stockholder loans and loan guarantees (Note 7)	—	—	—	—	2,242,591	—	2,242,591
Paid-in capital for cost of options issued (Note 7)	—	—	—	—	6,053	—	6,053
Net (loss)	—	—	—	—	—	(6,264,335)	(6,264,335)

Balance, December 31, 2000	—	$—	18,746,646	$18,747	$12,532,907	$(19,856,377)	$(7,304,723)

See Notes to Consolidated Financial Statements.

ADVANCED BUSINESS SCIENCES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 1999 and the Period From
January 5, 1992 (Date of Inception) to December 31, 2000

	2000	1999	January 5, 1992 (Date of Inception) to December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,264,335)	$(4,464,926)	$(19,856,377)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Loss on asset abandonment	—	—	94,300
Loss on inventory obsolence	286,285	29,959	519,240
Depreciation and amortization	434,870	352,835	992,570
Loss on sale of leasehold improvements and equipment	11,542	9,610	30,488
Expenses paid by issuance of stock, warrants and options in lieu of cash	3,557,571	500,207	4,560,270
Gain from forgiveness of debt	—	—	(569,901)
Provision for bad debts	3,368	2,100	5,468
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	7,255	(18,787)	(27,627)
Decrease in employee receivables	21,778	4,531	—
(Increase) in inventories	(97,574)	(259,848)	(711,573)
(Increase) decrease in prepaid expenses	(5,725)	16,212	(5,725)
Increase (decrease) in accounts payable and accrued expenses	(239,381)	30,766	449,441
Increase in accrued interest payable	160,619	73,701	254,115

Net cash (used in) operating activities	(2,123,727)	(3,723,640)	(14,265,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of leasehold improvements and equipment	(27,890)	(87,530)	(1,283,170)
Proceeds from sale of leasehold improvements and equipment	—	2,100	33,260
Purchase of intellectual property	—	—	(169,000)
(Increase) decrease in due from Comguard, net	77,086	(19,642)	—
Product development costs	(152,087)	(229,683)	(381,770)
Acquisition/disposal of other assets	(1,302)	600	(19,920)

Net cash (used in) investing activities	(104,193)	(334,155)	(1,820,600)

(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable, net	$2,192,296	$2,629,442	$6,856,506
Proceeds from long-term debt	95,000	493,996	5,606,113
Payments on long-term debt	(83,836)	(19,766)	(465,654)
Proceeds from issuance of common stock	89,996	72,800	4,043,973
(Decrease) in checks outstanding in excess of bank balance	(18,352)	(187,878)	—
Decrease in notes receivable stockholders	—	599,452	—
Proceeds from issuance of preferred stock	—	100,000	100,000

Net cash provided by financing activities	2,275,104	3,688,046	16,140,938

Increase (decrease) in cash	47,184	(369,749)	55,027
CASH
Beginning	7,843	377,592	—

Ending	$55,027	$7,843	$55,027

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR
Interest	$954,322	$332,128	$767,235
Income taxes	—	—	—
SUPPLEMENT DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Exchange of preferred stock for notes payable	$100,000	$—	$100,000
Conversion of note payable to long-term debt	750,000	—	750,000
Issuance of common stock in lieu of payment on long-term debt	—	—	3,935,511

See Notes to Consolidated Financial Statements.

ADVANCED BUSINESS SCIENCES, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

    Nature of business:  Advanced Business Sciences, Inc., (the Company) was incorporated under the laws of the state of Colorado on June 13, 1983, under the name "Sage Institute International, Inc." A Delaware Corporation, using the name Sage Analytics International, Inc., was incorporated on July 17, 1986 and on September 2, 1986 the Company was reincorporated as a Delaware Corporation by merging the Colorado Corporation into the Delaware Corporation.

    On December 17, 1997, the stockholders of Advanced Business Sciences, Inc., a Nebraska Corporation, concluded a stock exchange with the Company. Following the exchange of shares the Nebraska Corporation became the wholly owned subsidiary of the Company and control of the Company was transferred to the stockholders of the Nebraska Corporation, which was the accounting acquirer.

    The Company designs, develops, produces, sells, leases and supports wireless products and services relating to the tracking, monitoring, and reporting of individuals and things. Currently the Company's business relates to criminal justice applications for house arrest and electronic monitoring.

    The Company is considered to be a development stage company.

Significant accounting policies:

    Revenue recognition:  Revenues and directly related expenses are recognized ratably over the life of the agreement commencing when products are delivered to the customer.

    Earnings per share:  Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.

    Inventories:  Inventories consist primarily of component parts and are stated at the lower of cost, (first-in first-out method) or market.

    Leasehold improvements and equipment:  Leasehold improvements and equipment are recorded at cost. Equipment is depreciated on the straight-line method over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the estimated lives of the assets or the lease term.

    Accounting estimates and assumptions:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary ABS Nebraska, Inc. The subsidiary is inactive. All material intercompany balances and transactions have been eliminated in consolidation.

    Income taxes:  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    Advertising costs:  Advertising costs are expensed as incurred.

    Stock options and warrants:  Compensation expense for stock issued to an employee through a stock options plan is accounted for using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation is measured as the difference between the fair value of the stock at the date of award the amount required to be paid for the stock. The cost is charged to expense over the periods of service.

    The fair value of stock options and warrants issued to nonemployees is being accounted by FASB Statement No. 123, Accounting for Stock Based Compensation. Related compensation expense is charged to income.

    Warrants and common stock issued in consideration for notes payable and debt guarantee fees is expensed in the period incurred due to the short term nature of the related notes.

    Product development:  The Company capitalized software and hardware development costs in accordance with the Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company will amortize these costs on a straight-line basis over an estimated economic useful life of three years or on the ratio of current revenue to total projected product revenues, whichever was shorter once the product is available to customers. It is reasonably possible that those estimates of projected product revenues, the remaining estimated economic life of the product or both would be reduced significantly in the near term due to competitive pressures or technological changes. As a result, the carrying amount of the capitalized software and hardware costs may be reduced materially in the near term.

    Patents:  Patents are included in other assets at cost less accumulated amortization. Amortization is by the straight-line method over ten years.

    Segments of business:  The Company currently only has one segment line of business.

New accounting pronouncements:

    Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is effective for fiscal years beginning after June 15, 2000. It is anticipated this statement will have no effect upon the Company's financial statements.

    Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, is effective for transactions occurring after March 31, 2001. It is anticipated this statement will have no effect upon the Company's financial statements.

Note 2. Reverse Takeover and Recapitalization

    Pursuant to a Plan and Agreement of Reorganization dated November 3, 1997, Advanced Business Sciences, Inc., a Nebraska Corporation, (the legal acquiree) and Sage Analytics International, Inc., a Delaware Corporation, (the legal acquirer) exchanged common stock to give the stockholders of the legal acquiree control of the legal acquirer.

    Stockholders of the legal acquiree surrendered 100% of the outstanding shares of common stock (80,000 shares) in exchange for 6,600,000 shares of the legal acquirer. Each share of the legal acquiree was exchanged for 82.5 shares of the legal acquirer's previously unissued common stock. As part of the agreement the legal acquirer issued 450,000 shares to persons as finders fees.

    Following the exchange the stockholders of the legal acquiree held 6,600,000 shares of the 7,487,099 issued shares of the legal acquirer (88.2%).

    On December 18, 1997, Sage Analytics International, Inc., the legal acquirer, filed a Certificate of Amendment with the Secretary of State of the state of Delaware changing its name to Advanced Business Sciences, Inc.

    The share exchange of a private operating Company, (Advanced Business Sciences, Inc.) into a non-operating public shell corporation (Sage Analytics International, Inc.), with no assets or liabilities resulted in the stockholders of the private company having actual operating control of the combined company after the transaction, and the stockholders of the former public shell continuing only as passive investors.

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

Note 3. Leasehold Improvements and Equipment

    Leasehold improvements and equipment at December 31, 2000, are as follows:

Leasehold improvements	$16,326
Furniture and equipment	562,321
Leased equipment	704,524

1,283,171
Less accumulated depreciation	977,079

$306,092

Note 4. Acquisition and Rescission of Comguard Leasing and Financial, Inc.

    On August 24, 1998, the Company entered into a Plan and Agreement of Reorganization, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of Comguard Leasing and Financial, Inc., an Illinois Corporation. On June 1, 1999, the Company, Comguard Leasing and Financial, Inc., and the shareholders of Comguard Leasing and Financial, Inc., entered into an agreement whereby the 2,191,145 shares of the Company's shares issued to acquire Comguard Leasing and Financial, Inc., would be returned to the Company and the Company would receive a note from Comguard Leasing and Financial, Inc., in the amount of $88,514 which represents the expenditures made by the Company on behalf of Comguard Leasing and Financial, Inc. Subsequent to December 31, 1999, the Company accepted an offer of Settlement from Comguard Leasing to settle the amount owed for $77,086. In 1999, the note receivable was adjusted to the amount received upon settlement.

Note 5. Pledged Assets, Notes Payable and Long Term Debt at December 31, 2000

    The Company has the following notes payable and long-term debt at December 31, 2000:

    Notes payable:

Unsecured notes payable due to certain stockholders, and a company controlled by certain stockholders, principal and interest are due at maturity (January 2001 to December 2001). Interest rate is 10%.(A)	$2,037,208
Unsecured note payable due to a stockholder, principal and interest are due October 2001. Interest rate is prime plus 1.25% (10.75% at December 31, 2000).(A)	500,000
Note payable bank, interest due quarterly at prime (9.5% at December 31, 2000) through April 2001, when all principal and interest are due. The note is secured by the personal guarantees of various stockholders.(B)	999,767
Notes payable bank, interest is due monthly at prime plus 0.25% (9.75% at December 31, 2000) through August 2001, when all remaining principal and interest are due. The notes are secured by the personal guarantees of various stockholders.(C)	784,915
Notes payable bank, interest is due monthly at prime plus 0.50% (10% at December 31, 2000) through January 2001, when all remaining principal and interest are due. The notes are secured by the personal guarantees of various stockholders.(C)	1,000,000
Note payable bank, principal and interest are due January 2001. Interest is 10.5%. The note is secured by the personal guarantees of various stockholders.(D)	500,000
Note payable bank, interest is due semi-annually at prime plus 2% (11.5% of December 31, 2000) through July 2001, when all remaining principal and interest are due. The note is secured by the personal guarantees of various stockholders.(C)	350,000
Note payable bank, due in monthly installment of $1,246 including interest at 10.5% through August 2001, when all remaining principal and interest are due. The note is secured by the guarantees of various stockholders.	34,616

$6,206,506

Long-term debt:
Unsecured notes payable due to stockholder, unpaid principal and interest are due at maturity (June 2001 to January 2002). Interest is at 10% and is due annually.(A)	$528,996
Unsecured note payable with interest at 8%. Interest is due semi-annually and principal is due from June 2002 to October 2002.(A)	60,000
Note payable bank, due in monthly installments of $16,557 including interest at the Bank's prime rate plus 0.25% (9.75% at December 31, 2000) through June 2003, when all remaining principal and interest are due. The note is collateralized by substantially all the assets of the Company and the personal guarantees of various stockholders.(B)	693,228
10% convertible subordinated debentures, due June 2002, convertible into shares of common stock at $500 per share (pre-reverse takeover) in accordance with a private placement memorandum dated May 15, 1996.	80,000
Other	22,823

1,385,047
Less current portion	632,685

$752,362

(A)
Common stock warrants were issued to a majority of note holders (see Note 8).

(B)
Shares of common stock were issued to those stockholders guaranteeing this note.

(C)
Shares of common stock and common stock warrants were issued to those stockholders guaranteeing this note.

(D)
Common stock warrants were issued to those stockholders guaranteeing this note.

    The aggregate maturities of long-term debt as of December 31, 2000, are as follows:

Years Ending December 31,
2001	$632,685
2002	325,437
2003	426,925

$1,385,047

The carrying value of fixed rate bank debt payable approximates its fair value at December 31, 2000 due to the stockholder guarantees and the relatively short-term nature of the borrowings. It was not practical to determine the fair value of all other debt but, its fair value is believed to be substantially less than its carrying value.

Note 6. Income Taxes

    Net deferred taxes in the accompanying balance sheets include the following components as of December 31, 2000:

Inventories	$114,000
Net operating loss carryforward	7,302,000
Other	24,000

7,440,000
Valuation allowance	(7,440,000)

Net deferred tax asset	$—

    The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended December 31, 2000 and 1999, and the period from January 5, 1992 (date of inception) to December 31, 2000 due to the following:

	2000	1999	Date of Inception to December 31, 2000
Computed "expected" tax (benefit)	$(2,129,874)	$(1,518,075)	$(6,751,168)
Increase (decrease) in income taxes (benefits) resulting from:
Benefit from state taxes	(375,860)	(267,896)	(1,191,382)
Nondeductible expenses	306,734	3,971	502,550
Increase in the valuation allowance	2,199,000	1,782,000	7,440,000

	$—	$—	$—

    The Company has net operating losses of approximately $18,200,000 to carryforward for future tax purposes that expire from 2015 to 2020.

Note 7. Stock Options and Warrants

Stock options

    Sage Analytics International, Inc., the legal acquirer, (see Note 2) had 140,825 options, with exercise prices ranging from a minimum of $7.50 to a maximum of $70.00. All of these options expire no later than November 2003. As permitted under generally accepted accounting principles, these options were accounted for following APB No. 25, and accordingly, no compensation expense was recognized.

    In 1999, the Company issued stock options to two key employees to purchase shares of common stock of the Company (1,032,300 options and 500,000 options, respectively). The options vest (1/3 of the options, 1st block) beginning at the earlier of anniversary date (December 31, 1999 and July 30, 2000, respectively) or when the closing price of the common stock exceeds $3.00 per share for at least five consecutive days. The options are exercisable ($0.10 per share and $0.20 per share, respectively) for a period of three years from date of vesting. The second and third (1/3 blocks of options) vest one year and two years after the first block of options or when the closing price of the common stock exceeds $4.00 (2nd block of options) or $6.00 (3rd block of options) for at least five consecutive days. The options are exercisable ($0.10 per share and $0.20 per share, respectively) for a period of three years from the date of vesting. The fair value at the date of grants were $0.18 and $0.20, respectively.

    As permitted under generally accepted accounting principles, these options were accounted for following APB Opinion No. 25. Accordingly, compensation expense for the years ended December 31, 2000 and 1999 is none and $26,640, respectively, based on the difference between the exercise price and the fair value price of the vested options. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net loss would have been increased to:

Year Ended December 31,	Net (Loss)	Per Share
2000	$(6,178,234)	$(0.41)
1999	(4,513,683)	(0.39)

    In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123 with the following assumptions: no dividends, risk free interest rate of 6%; expected life of 4.5 years and; expected price volatility of 204%.

    Of the 1,032,300 options, 344,100 (1st block) are vested and outstanding as of December 31, 2000 and 1999. The other blocks of options did not vest as the employee is no longer with the Company. None of the 500,000 options vested as the employee was not employed as of the first anniversary date (July 30, 2000).

    In 1999 the Company issued 200,000 options to a consultant to purchase 200,000 shares of common stock. 50,000 of the options became vested on July 8, 1999 and are exercisable for a three year period from that date. The remaining 50,000 options vested on January 11, 2000 and are exercisable for a three-year period from that date. The exercise price is $0.88/share. The Company accounts for the fair value of the options in accordance with FASB Statement No. 123. The compensation cost that has been expensed $6,053 and $4,000 for the years ended December 31, 2000 and 1999, respectively. No options were exercised in 2000.

    The fair value of each option is estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: zero dividends; risk free interest rate of 5%; expected life of the options three years; no forfeiture rate and; a price volatility of 210.63%.

    The Company issues warrants to stockholders and nonemployees in connection with various services these individuals provide the Company. The Company accounts for the fair value of the warrants in accordance with FASB Statement No. 123. Compensation expense that has been charged to income for these warrants was approximately $2,242,000 and none for the years ended December 31, 2000 and 1999, respectively.

    The fair value of each warrant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for warrants in 2000: dividend rate of 0.0; price volatility of 114.85% to 359.64%, risk-free interest rate of 5%; and expected lives of three years.

    A summary of the status of all the warrants issued at December 31, 1999 and 2000 and changes during the years ended on those dates is as follows:

	2000		1999
Warrants	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,824,000	$3.74	1,824,000	$3.74
Granted	13,493,299	0.40	—	—
Exercised	(46,500)	0.43	—	—
Forfeited	(1,816,250)	3.74	—	—

Outstanding at end of year	13,454,549	0.46	1,824,000	3.74

Exercisable at end of year	13,454,549		1,824,000
Weighted-average fair value per option of options granted during the year	$0.20		$—

    A further summary about warrants outstanding at December 31, 2000 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.43	1,777,500	0.8 years	$0.43
0.20 to 1.00	3,830,000	1.5	0.76
0.20 to 0.48	7,847,049	2.5	0.28

0.20 to 1.00	13,454,549	2.0	0.44

Note 8. Going Concern

    The accompanying financial statements of Advanced Business Sciences, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statements of operations, the Company has not yet achieved profitable operations. As of January 31, 2001, the Company has insufficient working capital. These items raise substantial doubt about the ability of the Company to continue as a going concern.

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

    Management plans to continue financing development of the Company's technology through external and related party financing. The Company is attempting to secure an additional $1,500,000 of debt to fund the operations through the final stages of product development.

    The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, meet its product development goals, secure new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that might result from outcome of these uncertainties.

Note 9. Lease Obligations

    The Company leases its facilities. In addition the Company has operating leases for various pieces of equipment. The leases expire from November 2001 to August 2002. The future minimum lease payments under the operating leases as of December 31, 2000 are as follows:

Year Ending December 31,
2001	$64,725
2002	975

$65,700

    Rent expense related to the above leases was $70,020 and $69,585 for the years ended December 31, 2000 and 1999, respectively.

Note 10. Extinguishment of Debt

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

Note 11. 401(k) Plan

    The Company has a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company may make discretionary contributions to the Plan. There were no discretionary contributions made by the Company for the years ended December 31, 2000 and 1999, respectively.

Note 12. Reclassification

    Certain expenses for the year ending December 31, 1999 and period from January 5, 1992 (date of inception) to December 31, 2000 have been reclassified to be consistent with the classifications adopted for the year ending December 31, 2000, with no effect on net loss.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART II
PART III
SIGNATURES
INDEPENDENT AUDITOR'S REPORT
ADVANCED BUSINESS SCIENCES, INC. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED BALANCE SHEET December 31, 2000
ADVANCED BUSINESS SCIENCES, INC. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 2000 and 1999 and the Period From January 5, 1992 (Date of Inception) to December 31, 2000
ADVANCED BUSINESS SCIENCES, INC. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) Period From January 5, 1992 (Date of Inception) to December 31, 2000
ADVANCED BUSINESS SCIENCES, INC. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2000 and 1999 and the Period From January 5, 1992 (Date of Inception) to December 31, 2000
ADVANCED BUSINESS SCIENCES, INC. AND SUBSIDIARY (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS