Form 10QSB
period 2001-03-31
ADVANCED BUSINESS SCIENCES INC/DE
filed 2001-05-15
CIK 1088120

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004

                                   Form 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The number of issuer's shares outstanding as of May 04, 2001, was 19,589,959.

Transitional Small Business Disclosure Form (Check One): YES  [  ]  NO  [X]

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ADVANCED BUSINESS SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (unaudited)
                                                 March 31,     December 31,
              ASSETS                               2001            2000
                                               ----------------------------
Current Assets
  Cash .....................................   $     65,683    $     55,027
  Trade accounts receivable ................         14,829          22,159
  Inventories ..............................             --         192,333
  Prepaid Expenses and other ...............         12,961           5,725
                                               ----------------------------
        Total current assets ...............         93,473         275,244
                                               ----------------------------

Leasehold Improvements and Equipment .......        624,350       1,283,171
  Less accumulated depreciation ............        506,687         977,079
                                               ----------------------------
                                                    117,663         306,092
                                               ----------------------------

Product Development Costs ..................        421,954         381,770
Other Assets ...............................         13,680          27,280
                                               ----------------------------
        Total assets .......................   $    646,770    $    990,386
                                               ============================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
  Notes payable ............................      6,947,901       6,206,506
  Current maturities of long-term debt .....        671,692         632,685
  Accounts payable and accrued expenses ....
  Accrued interest payable .................        286,730         254,115
                                               ----------------------------
        Total Current Liabilities ..........      8,441,045       7,542,747

Long-term debt, less current maturities ....        619,155         752,362
                                               ----------------------------

Commitments and contingency
Stockholders'  (Deficit)
  Preferred stock ..........................             --              --
  Common stock .............................         19,062          18,747
  Additional paid-in capital ...............     13,423,024      12,532,907
  Deficit accumulated during the development
    stage ..................................    (21,855,516)    (19,856,377)
                                               ----------------------------
        Total stockholders' (deficit) ......     (8,413,430)     (7,304,723)
                                               ----------------------------
        Total liabilities and stockholders'
          (deficit) ........................   $    646,770    $    990,386
                                               ============================

See Notes to Condensed Consolidated Financial Statements.

ADVANCED BUSINESS SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ----------------------------

Revenues .......................................         29,234          61,914
Cost of sales ..................................         88,671          42,810
                                                   ----------------------------
        Gross profit (loss) ....................        (59,437)         19,104
                                                   ----------------------------

Expenses:
  Research and development .....................        185,858          52,236
  Sales and marketing ..........................         24,997          58,146
  General and administrative ...................        885,347         391,763
                                                   ----------------------------
        Total expenses .........................      1,096,202         502,145
                                                   ----------------------------

        Operating (loss) .......................     (1,155,639)       (483,041)
                                                   ----------------------------

Other income (expense):
  Interest income ..............................             24              93
  Interest expense .............................       (187,712)        (90,460)
  Loan acquisition expense .....................       (655,812)             --
                                                   ----------------------------
        Total other income (expense) ...........       (843,500)        (90,367)
                                                   ----------------------------

        (Loss) before provision for income taxes     (1,999,139)       (573,408)

        Provision for income taxes .............             --              --
                                                   ----------------------------
Net (loss) .....................................   $ (1,999,139)   $   (573,408)
                                                   ============================

Net (loss) per share - basic and diluted .......   $      (0.11)   $      (0.04)
                                                   ============================

Weighted average shares outstanding ............     18,788,813      13,543,958
                                                   ============================

See Notes to Condensed Consolidated Financial Statements.

ADVANCED BUSINESS SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                 March 31
                                                         ----------------------
                                                            2001         2000
                                                         ----------------------

Net cash flows (used in) operating activities ........   $(545,996)   $(471,714)
                                                         ----------------------

Net cash (used in) investing activities ..............    (158,793)     (14,924)
                                                         ----------------------

Cash flows from financing activities:
  Increase in notes payable ..........................     741,395      294,618
  Other ..............................................     (25,950)     184,569
                                                         ----------------------
        Net cash provided by financing activities ....     715,445      479,187
                                                         ----------------------

        Increase (decrease) in cash ..................      10,656       (7,451)

Cash and cash equivalents, beginning of period .......      55,027        7,843
                                                         ----------------------
Cash and cash equivalents, end of period .............   $  65,683    $     392
                                                         ======================

Supplemental Disclosures of Cash Flow Information:
  Cash payments for:
    Interest .........................................   $ 155,097    $  90,460
    Taxes ............................................          --           --

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
  Issuance of common stock in lieu of payment on
    long-term debt ...................................   $  62,875    $      --

See Notes to Condensed Consolidated Financial Statements

                        ADVANCED BUSINESS SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL

The condensed balance sheet of Advanced Business Sciences, Inc. ("ABS" or the "Company") at December 31, 2000 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three months ended March 31, 2001 and for the three months ended March 31, 2000 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

The accompanying financial statements of Advanced Business Sciences, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statements of operations, the Company has not yet achieved profitable operations. As of March 31, 2001, the Company has insufficient working capital to execute its business plan. These items raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to continue financing development of the Company's technology through the plan described herein.

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

2. CURRENT STOCKHOLDERS' EQUITY TRANSACTIONS

Board members were compensated in total with 42,345 shares of stock valued at $15,000 for attending the first quarter board meetings. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 73,783 shares of stock valued at $26,022 for attending (3) first quarter board meetings.

On February 22, 2001, the Company issued 295,276 shares of its common stock valued at $62,875 to (2) different companies for exercising their warrants by way of retiring their promissory notes held by the Company.

During the quarter ended March 31, 2001, the Company issued 12,500 shares of its common stock valued at $5,375 to (2) different warrant holders for exercising their warrants.

In March 2001, common stock in the amount of 56,106 shares valued at $20,832 was issued to an executive of the Company per his employee agreement.

During the quarter ended March 31, 2001, the Company issued 2,241,080 warrants to purchase 2,241,080 shares of its common stock to stockholders for loans to the Company and charged $663,291 to expense. The Company also granted options to purchase 6,000,000 shares of its common stock to two executives pursuant to their employment agreements. The exercise prices are at 85% of fair value of the Company's common stock and vest ratably over two years. Compensation cost charged to expense was $97,036.

3. FINANCIAL STATEMENTS SINCE INCEPTION

Below is ABS's condensed statement of operations from inception through March 31, 2001.

Statement of Operations

                                                                   Inception to
                                                                  March 31, 2001
                                                                  --------------

Revenues .......................................................   $    507,038
Cost of sales ..................................................        964,393
                                                                   ------------
        Gross (loss) ...........................................       (457,355)
                                                                   ------------
Expenses:
  Research and development .....................................      3,038,358
  Sales and marketing ..........................................      1,591,530
  General and administrative ...................................     11,633,103
                                                                   ------------
                                                                     16,262,991
                                                                   ------------

        Operating (Loss) .......................................    (16,720,346)
                                                                   ------------

Other income (expense):
  Interest income ..............................................         56,365
  Interest expense .............................................     (1,660,905)
  Loan acquisition expense .....................................     (4,071,823
  Other, net ...................................................        (28,708)
                                                                   ------------
                                                                     (5,705,071)
                                                                   ------------

        (Loss) before provision for income taxes and
           extraordinary item ..................................    (22,425,417)
Provision for income taxes .....................................             --
                                                                   ------------
        (Loss) before extraordinary item .......................    (22,425,417)
Extraordinary item
  Gain from extinguishment of debt .............................        569,901
                                                                   ------------
  Net (loss) ...................................................   $(21,855,516)
                                                                   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters contained in this Quarterly Report on Form 10-QSB may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the Company's ability to secure financing, the results of the Company's product development efforts, future sales levels, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. Description of Business contained in the Company's Form 10-KSB filed with the SEC March 27, 2001.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

The Company experienced a decline in number of individuals being monitored in the first three months of 2001 when compared to the previous year activity for the same time period. The primary reason for this downward trend is that the Company's development efforts were focused on the iSecureTrack platform. As a result, support for the current products in the field will be phased out and replaced with the Company's new products and services. This product change resulted in the Company incurring significant asset write-offs as discussed herein.

This management decision will allow the Company to replace its current monitoring operations with a computerized center for communication and data management, staffed only to maintain the system. The iSecureTrack platform will be operated as an Application Service Provider (ASP) service, allowing agents at existing monitoring centers to access and use the system to provide the human monitoring services. The Company intends to complete the final design and begin production of the series 2000 tracking unit in the third quarter of 2001. As the Company rolls out this new product offering, its customers will have control and responsibility to monitor the movement of their individuals or assets. Utilizing the Company's GPS tracking products, customers, through a secure Internet connection, will access their information via the Company's host website, iSecureTrackTM. This product changeover will allow customers' greater flexibility, ease of use and reduced operating costs when compared to the Company's and competitors current product offerings and pricing. At the same time, it will allow the Company to partner with industry-specific service providers, wherein they will provide the staffing and end-user interaction, and the Company will supply the tracking technology and information reporting.

ABS is a developmental stage company. As such, the financial results of operations reflect the primary activities of the Company directed toward development and testing of its GPS products, principally for offender monitoring in the criminal justice marketplace. The following table sets forth the number of tracking units monitored or leased for the period indicated. The Company monitored and leased 310 units in the first quarter of 2001. In the first quarter of 2000, the Company monitored and leased 468 units. The remainder of 159 units in the first quarter 2000 were monitored units only.

               Year         1st Quarter        Year-to-date
         -------------------------------------------------------
               2000             627                627
               2001             310                310

Revenues

The Company derives revenue from sale of products, billable services for monitoring, software license fees, equipment and software leasing, and charges for maintenance and repair of equipment. For the three months ended March 31, 2001, Revenues decreased 53% to $29,234 compared to $61,914 during the same period in 2000. The reason for the decrease in the comparable period is less units being monitored and leased in the three months ended March 31, 2001 (310 units), as compared to (468 units) in the same period in 2000.

Cost of Sales

Cost of Sales represents the direct costs associated with the generation of revenue, and includes cost of goods for products which are sold, direct costs of distribution of software and equipment, maintenance expenses on equipment repaired under service agreements, and the direct variable communications expenses associated with the monitoring services provided by the Company. For the three months ended March 31, 2001, Cost of Sales increased 107% to $88,671 compared to $42,810 during the same period in 2000. The primary reason for the higher cost of sales was increased amortization of the monitoring units in the field.

Gross Profit (Loss)

For the three months ended March 31, 2001, Gross Loss for the Company was $(59,437) compared to a Gross Profit of $19,104 during the same period of 2000. The reasons for this decrease were lower revenues and higher Cost of Sales in the 2001 period, as discussed above.

Research and Development

Research and Development expenses are the direct costs associated with the Company's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the Company's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses increased to $185,858 for the three months ended March 31, 2001, from $52,236 during the same period in 2000. The primary reason for this increase was the write off of $131,831 of capitalized product development costs due to the business plan change discussed herein.

Sales and Marketing

Sales and Marketing expenses represent the costs of the Company's sales and marketing staff, travel and related expenses associated with sales to the Company's customers and prospects, the costs of advertising in magazines and periodicals, attendance at trade shows, and production of marketing and related collateral material. Sales and Marketing expenses were $24,997 for the three months ending March 31, 2001 compared to $58,146 during the same period in 2000. The decrease is the result of less advertising and trade show expenses, as well as a decrease in Sales and Marketing staff incurred in the first quarter of 2001 when compared to the first quarter of 2000.

General and Administrative

General and Administrative expenses are all the indirect and overhead expenses associated with the operations of the Company, outside of those expenses described above. These expenses include executive, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel not included in the Sales and Marketing expense, fixed telephone expenses, office leases and supplies, and recruiting and training expense. For the three months ended March 31, 2001, General and Administrative expense increased $493,584 to $885,347, from $391,763 in the comparable period of 2000. The main reasons for the increase was due to losses incurred of $296,052 from disposal of parts inventory and leased equipment related to the business plan change discussed herein, as well as $117,868 of compensation costs incurred related to employee agreements.

Operating (Loss)

For the three months ended March 31, 2001, operating (loss) was $(1,155,639), compared to $(483,041) for the same period in 2000. The main reason for this decrease was higher expenses in the period, as explained above.

Interest Expense

For the three months ended March 31, 2001, Interest expense increased $97,252 to $187,712, compared to Interest expense of $90,460 in the comparable period of 2000. This interest expense increase was due to larger outstanding balances in Company borrowings in 2001 over 2000.

Loan Acquisition Expense

For the three months ended March 31, 2001, loan acquisition expense totaled $655,812 compared to $0 for the comparable period of 2000. This expense was due to stock warrants and common stock issued to various stockholders for lending the Company money and personally guaranteeing the notes payable from banks.

Net (Loss)

For the three months ended March 31, 2001, the Company had a Net Loss of $(1,999,139) or $(0.11) per share, compared to a Net Loss of $(573,408) or $(0.04) per share, in the comparable period of 2000, for the reasons described above.

Liquidity and Capital Resources

For the three months ended March 31, 2001, the Company used $(545,996) of cash in operating activities and another $(158,793) in investing activities. It generated $715,445 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash and cash equivalents for the three month period of $10,656. For the same period of 2000, the Company used $(471,714) of cash in operating activities and another $(14,924) in investing activities. It generated $479,187 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents of $(7,451).

As of March 31, 2001, the Company had the following borrowing facilities in place, all of which are guaranteed by various directors of the Company:

The Company has a $750,000 note payable from U.S. Bank N.A. of Omaha, Nebraska. The Company shall repay this loan in 35 monthly payments of $16,557 and one last payment estimated at $369,376 beginning on July 15, 2000. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus two (2) percent. As of March 31, 2001, the Index Rate was currently eight (8.00) percent. This loan is secured by a security interest in the Company's tangible and intangible assets.

The Company has a $999,767 note payable from Commercial Savings Bank of Carroll, Iowa. The interest rate is eight and one-half (8.50)% per annum. This loan is secured by a security interest in the Company's tangible and intangible assets. The Company renewed this note on April 5, 2001. The Company shall make 5 monthly payments of $12,399.43 beginning May 5, 2001, with a final payment of unpaid principal and accrued interest due on October 5, 2001.

The Company has a note payable of $499,021 through Firstar Bank from Mary Collison, a director of the Company, and $327,224 from Martin Halbur, also a director of the Company. Principal on both notes, $8,320 and $5,457 respectively, along with interest of 0.250% plus prime (8.00% at March 31, 2001), are payable on a monthly basis.

The Company has a $1,000,000 note payable from United Bank of Iowa of Carroll, Iowa. The loan had an original maturity date of December 30, 1999 and has since been extended until June 10, 2001. The interest rate is nine and one-fourth (9.25)% per annum.

The Company has a $500,000 note payable from Templeton Savings Bank of Templeton, Iowa. The loan is due August 16, 2001 and carries an interest rate of nine and three-fourths (9.75)% per annum.

The Company has a $1,000,000 note payable from Carroll County State Bank of Carroll, Iowa. The loan has a maturity date of September 6, 2001 and an interest rate of ten and one-half (10.50) percent. Interest only payments are due beginning June 6, 2001 and continue on a quarterly basis.

The Company has a $37,326 note payable from Nebraska State Bank of Omaha. The loan matures on August 24, 2001 and carries an interest rate of ten and one-half (10.50) percent. Payments of $1,245 for principal and interest are due monthly with the unpaid balance due at maturity.

The Company obtained a $1,000,000 line of credit with Wells Fargo Bank in April 2001 and has drawn $450,000 against the note as of May 1, 2001. Interest only payments due monthly beginning May 23, 2001. The note matures on April 23, 2002 and carries an interest rate per annum equal to the prime rate. As of April 19, 2001, the prime rate is seven and one-half (7.50)%.

The Company is a development stage business and has not yet achieved profitable operations. The Company lacks sufficient operating capital, and intends to fund its ongoing development and operations through a combination of additional equity capital and further borrowings. As of March 31, 2001, the Company did not have commitments for either debt or share purchases to meet its planned 2001 operating capital requirements.

The  Company  entered  into an  agreement  on March  27,  2001  with  Telemarket
Resources International to provide the Company new Internet based iSecureTrack(TM) enterprise software. ISecureTrack(TM) will facilitate satellite tracking and monitoring of people and assets, worldwide, using global positioning system (GPS) and Internet technology.

The Company entered into an agreement on February 04, 2001 with Electronics Manufacturing Technology for the final design and production of the Company's global positioning system (GPS) Personal Tracking Unit (PTU) and asset tracking unit.

The Company announced that it was awarded its second patent, 6,100,806, which issued 8/8/2000. The patent compliments the previous patent 6,072,396. The patent covers the Company's proprietary GPS based tracking product. The patent was written broadly enough to allow ABS to aggressively protect its position in the criminal justice market, as well as cover AVL, asset, and other tracking markets.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 20, 2000, ABS, A Nebraska corporation, filed a patent infringement lawsuit against the Defendant, Pro Tech Monitoring, Inc, (Pro Tech), a Delaware corporation located in Palm Harbor, Florida. The case was filed in Omaha, Nebraska in the United States Federal District Court, Case No. 8:00-CV-624. ABS contends that Pro Tech, who provides product to the criminal justice industry, is infringing on the ABS patents covering the Company's proprietary GPS based tracking system. On January 31, 2001, Pro Tech filed a declaratory judgement action ABS in the United States Federal District Court for the Middle District of Florida, Tampa Division, Case No. 8:01-CV-216-T-17MSS. Pro Tech claims in this action that its product and methods do not infringe upon the ABS patents. ABS and Pro Tech dispute the proper venue between Nebraska and Florida for purposes of determining infringement of the ABS patents. ABS will vigorously defend against the complaint filed by Pro Tech and will aggressively protect its Intellectual Property.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     10.09 Employment Agreement by and between the Company and Michael P. May
     10.10 Employment Agreement by and between the Company and James E. Stark

     11 - Computation of Earnings Per Share

(B)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the First Quarter of 2001.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ADVANCED BUSINESS SCIENCES, INC.


Date:  May 14, 2001              By:  /s/ James E. Stark
                                      --------------------------------------
                                      James E. Stark
                                      Vice President and Chief Financial Officer