Form 10QSB
period 2001-06-30
ISECURETRAC CORP
filed 2001-08-14
CIK 1088120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004

                                   Form 10-QSB

                                   (Mark One)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _____________________ to ____________________

                         Commission File Number 0-26455

                                ISECURETRAC CORP.
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)
                           (formerly Advanced Business
                                 Sciences, Inc.)

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

The number of issuer's shares outstanding as of July 27, 2001, was 19,684,969.

Transitional Small Business Disclosure Form (Check One): YES  [  ]  NO  [X]

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (unaudited)
                                                     June 30,    December 31,
               ASSETS                                 2001          2000
                                                  ---------------------------

Current Assets
  Cash .........................................   $    41,684    $    55,027
  Trade accounts ...............................        11,858         22,159
  Inventories ..................................            --        192,333
  Prepaid Expenses and other ...................         5,772          5,725
                                                   --------------------------
        Total current assets ...................        59,314        275,244
                                                   --------------------------

Leasehold Improvements and Equipment ...........       566,578      1,283,171
  Less accumulated depreciation ................       468,769        977,079
                                                   --------------------------
                                                        97,809        306,092
                                                   --------------------------

Product Development Costs .....................        567,034        381,770
Other Assets ..................................         13,302         27,280
                                                   -------------------------

        Total assets ..........................    $   737,459    $   990,386
                                                   ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Notes payable ...............................      7,824,844      6,206,506
  Current maturities of long-term debt ........        669,725        632,685
  Accounts payable and accrued expenses .......        475,957        449,441
  Accrued interest payable ....................        336,003        254,115
                                                   --------------------------
        Total Current Liabilities .............      9,306,529      7,542,747
                                                   --------------------------

Long-term debt, less current maturities .......        578,093        752,362
                                                   --------------------------
Commitments and contingency

Stockholders' (Deficit)
  Preferred stock .............................             --             --
  Common stock ................................         19,677         18,747
  Additional paid-in capital ..................     14,419,865     12,532,907
  Deficit accumulated during the development ..    (23,586,705)   (19,856,377)
                                                   --------------------------
        Total stockholders'  (deficit) ........     (9,147,163)    (7,304,723)
                                                   --------------------------
        Total liabilities and stockholders'
        (deficit) .............................    $   737,459    $   990,386
                                                   ==========================

See Notes to Condensed Consolidated Financial Statements

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     June 30,                       June 30,
                                           ----------------------------    ----------------------------
                                               2001            2000            2001           2000
                                           ----------------------------    ----------------------------
Revenues ...............................   $     18,198    $     49,686    $     47,432    $    111,600
Cost of sales ..........................         18,549          39,331         107,220          82,141
                                           ------------------------------------------------------------
        Gross profit (loss) ............           (351)         10,355         (59,788)         29,459

Expenses:
  Research and development..............        164,517          52,039         350,375         104,275
  Sales and marketing ..................         15,078          31,655          40,075          89,801
  General and administrative ...........        469,455         373,208       1,354,802         764,971
                                           ------------------------------------------------------------
        Total expenses .................        649,050         456,902       1,745,252         959,047
                                           ------------------------------------------------------------

        Operating (loss) ...............       (649,401)       (446,547)     (1,805,040)       (929,588)

Other income (expense):
  Interest income ......................              1              --              25              93
  Interest expense .....................       (203,456)       (182,735)       (391,168)       (273,195)
            Loan acquisition expense ...       (878,332)       (251,262)     (1,534,144)       (251,262)
                                           ------------------------------------------------------------
            Total other income (expense)     (1,081,787)       (433,997)     (1,925,287)       (524,364)
                                           ------------------------------------------------------------

            (Loss) before provision for      (1,731,188)        (880,544)    (3,730,327)     (1,453,952)
            Provision for income taxes .             --               --             --              --
                                           ------------------------------------------------------------
Net (loss) .............................   $ (1,731,188)   $   (880,544)   $ (3,730,327)   $ (1,453,952)
                                           ============================================================

Net (loss) per share - basic and diluted   $      (0.09)   $      (0.05)   $      (0.20)   $      (0.11)
                                           ============================================================

Weighted average shares outstanding ....     19,605,811      13,543,958       19,126,995     13,543,958
                                           ============================================================

See Notes to Condensed Consolidated Financial Statements

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   June 30
                                                                         --------------------------
                                                                             2001           2000
                                                                         --------------------------
Net cash flows (used in) operating activities ........................   $(1,364,121)   $  (994,119)
                                                                         --------------------------

Net cash (used in) investing activities ..............................      (303,873)       (40,724)
                                                                         --------------------------

Cash flows from financing activities:
  Increase in notes payable ..........................................     1,723,630      1,024,867
  Other ..............................................................       (68,979)         2,853
                                                                         --------------------------
        Net cash provided by financing activities ....................     1,654,651      1,027,720
                                                                         --------------------------

        (Decrease) in cash ...........................................       (13,343)        (7,123)

Cash and cash equivalents, beginning of period .......................        55,027          7,843
                                                                         --------------------------
Cash and cash equivalents, end of period .............................   $    41,684    $       720
                                                                         ==========================

Supplemental Disclosures of Cash Flow Information:
  Cash payments for:
    Interest .........................................................   $   309,280    $   273,195
    Taxes ............................................................            --             --

Supplemental Disclosure of Noncash Investing and Financing Activities:
  Issuance of common stock in lieu of payment on long-term debt ......   $   168,167    $        --

See Notes to Condensed Consolidated Financial Statements

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. GENERAL

The condensed balance sheet of iSECUREtrac Corp ("iST" or the "Company") at December 31, 2000 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three and six months ended June 30, 2001 and for the three and six months ended June 30, 2000 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations and cash flows for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

The accompanying financial statements of iSECUREtrac Corp, have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statements of operations, the Company has not yet achieved profitable operations. As of June 30, 2001, the Company has insufficient working capital to execute its business plan. These items raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to continue financing development of the Company's technology through the plan described herein.

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

2. CURRENT STOCKHOLDERS' EQUITY TRANSACTIONS

Board members were compensated in total with 31,635 shares of stock valued at $11,000 for attending the second quarter board meetings. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 59,486 shares of stock valued at $19,231 for attending (2) second quarter board meetings.

In April of 2001, the Company issued 471,191 shares of its common stock valued at $94,238 to (2) different individuals by way of extinguishing the Company's notes payable to them.

During the quarter ended June 30, 2001, the Company issued 52,110 shares of its common stock valued at $11,054 to (1) individual for extinguishing his promissory note by exercising his warrants.

During the quarter ended June 30, 2001, the Company issued 4,335,745 warrants to purchase 4,335,745 shares of its common stock to stockholders for loans to the Company and charged $878,332 to expense.

The Company at June 30, 2001 had 23,742,442 of outstanding stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

3. FINANCIAL STATEMENTS SINCE INCEPTION

Below is iST's condensed statement of operations from inception through June 30, 2001.

Statement of Operations                                             (Unaudited)
                                                                   Inception to
                                                                   June 30, 2001
                                                                   -------------

Revenues .......................................................   $    525,236
Cost of sales ..................................................        982,942
                                                                   ------------
        Gross (loss) ...........................................       (457,706)
                                                                   ------------

Expenses:
  Research and development .....................................      3,202,875
  Sales and marketing ..........................................      1,606,608
  General and administrative ...................................     12,102,558
                                                                   ------------
                                                                     16,912,041
                                                                   ------------

        Operating (Loss) .......................................    (17,369,747)
                                                                   ------------

Other income (expense):
  Interest income ..............................................         56,365
  Interest expense .............................................     (1,864,361)
  Loan acquisition expense .....................................     (4,950,155)
  Other, net ...................................................        (28,708)
                                                                   ------------
                                                                     (6,786,859)
                                                                   ------------

        (Loss) before provision for income taxes and
        extraordinary item .....................................    (24,156,606)
Provision for income taxes .....................................             --
                                                                   ------------
        (Loss) before extraordinary item .......................    (24,156,606)
Extraordinary item
        Gain from extinguishment of debt .......................        569,901
                                                                   ------------

        Net (loss) .............................................   $(23,586,705)
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

The Company experienced a decline in number of individuals being monitored in the first six months of 2001 when compared to the previous year activity for the same time period. The primary reason for this downward trend is that the Company's development efforts were focused on the iSECUREtrac platform. As a result, support for the current products in the field were phased out in the second quarter of 2001. This product change resulted in the Company incurring significant asset write-offs as discussed herein.

This management decision will allow the Company to replace its current monitoring operations with a computerized center for communication and data management, staffed only to maintain the system. The iSECUREtrac platform will be operated as an Application Service Provider (ASP) service, allowing agents at existing monitoring centers to access and use the system to provide the human monitoring services. The Company intends to complete the final design and begin production of the series 2000 tracking unit in the third quarter of 2001. As the Company rolls out this new product offering, its customers will have control and responsibility to monitor the movement of their individuals or assets. Utilizing the Company's GPS tracking products, customers, through a secure Internet connection, will access their information via the Company's host website, iSECUREtrac. This product changeover will allow customers' greater flexibility, ease of use and reduced operating costs when compared to the Company's and competitors current product offerings and pricing. At the same time, it will allow the Company to partner with industry-specific service providers, wherein they will provide the staffing and end-user interaction, and the Company will supply the tracking technology and information reporting.

iST is a developmental stage company. As such, the financial results of operations reflect the primary activities of the Company directed toward development and testing of its GPS products, principally for offender monitoring in the criminal justice marketplace. The following table sets forth the number of tracking units monitored or leased for the period indicated. The Company monitored and leased 70 units in the second quarter of 2001. In the second quarter of 2000, the Company monitored and leased 594 units.

               Year         2nd Quarter        Year-to-date

         -------------------------------------------------------
               2000             594               1,221
               2001              70                380

Revenues

The Company derives revenue from sale of products, billable services for monitoring, software license fees, equipment and software leasing, and charges for maintenance and repair of equipment. For the three and six months ended June 30, 2001, Revenues decreased 63% to $18,198 compared to $49,686 for the three month period of June 2000, and decreased 58% to $47,432 compared to $111,600 during the same six month period in 2000. The reason for the decrease in the comparable periods is less units being monitored and leased in the three and six months ended June 30, 2001 (70 and 380 units), as compared to (594 and 1,221 units) the same period in 2000.

Cost of Sales

Cost of Sales represents the direct costs associated with the generation of revenue, and includes cost of goods for products which are sold, direct costs of distribution of software and equipment, maintenance expenses on equipment repaired under service agreements, and the direct variable communications expenses associated with the monitoring services provided by the Company. For the three and six months ended June 30, 2001, Cost of Sales decreased 53% to $18,549 for the second quarter of 2001 and increased 31% to $107,220 for the first six months of 2001, compared to $39,331 and $82,141 respectively during the same periods in 2000. The primary reason for the lower cost of sales in the three month period was decreased utilization of the monitoring units in the field, as compared to accelerated amortization over the entire six month period, both due to the business plan change discussed herein.

Gross Profit (Loss)

For the three and six months ended June 30, 2001, Gross Profit (Loss) for the Company was $(351) and $(59,788) compared to a Gross Profit (Loss) of $10,355 and $29,459 for the same periods of 2000. The reasons for these decreases were lower revenues and higher Cost of Sales in the 2001 period, as discussed above.

Research and Development

Research and Development expenses are the direct costs associated with the Company's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the Company's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses increased to $164,517 and $350,375 for the three and six months ended June 30, 2001, up from $52,039 and $104,275 for the same periods in 2000. The primary reason for this increase was the write off of $131,831 of capitalized product development costs due to the business plan change discussed herein, as well as various research and development costs associated with the development of the series 2000 tracking unit.

Sales and Marketing

Sales and Marketing expenses represent the costs of the Company's sales and marketing staff, travel and related expenses associated with sales to the Company's customers and prospects, the costs of advertising in magazines and periodicals, attendance at trade shows, and production of marketing and related collateral material. Sales and Marketing expenses were $15,078 and $40,075 for the three and six months ending June 30, 2001 compared to $31,655 and $89,801 during the same periods in 2000. The decrease is the result of less advertising and trade show expenses, as well as a decrease in Sales and Marketing staff incurred in the first two quarters of 2001 when compared to the first two quarters of 2000.

General and Administrative

General and Administrative expenses are all the indirect and overhead expenses associated with the operations of the Company, outside of those expenses described above. These expenses include executive, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel not included in the Sales and Marketing expense, fixed telephone expenses, office leases and supplies, and recruiting and training expense. For the three months ended June 30, 2001, General and Administrative expense increased to $469,455, from $373,208 in the comparable period of 2000. For the six months ended June 30, 2001, General and Administrative expense increased to $1,354,802 from $764,971, also in the comparable period of 2000. The main reasons for the three and six month increases was due to increases in professional fees, losses incurred of $296,052 from disposal of leased equipment related to the business plan change discussed herein, as well as $101,468 of compensation costs incurred related to employee agreements.

Operating (Loss)

For the three and six months ended June 30, 2001, operating (loss) was $(649,050) and $(1,805,040), compared to $(446,547) and $(929,588) for the same period in 2000. The main reason for this decrease was higher expenses in the period, as explained above.

Interest Expense

For the three and six months ended June 30, 2001, Interest expense totaled $203,456 and $391,168, compared to Interest expense of $182,735 and $273,195 in the comparable periods of 2000. This interest expense increase was due to larger outstanding balances in Company borrowings in 2001 over 2000.

Loan Acquisition Expense

For the three and six months ended June 30, 2001, loan acquisition expense totaled $878,332 and $1,534,144 compared to $251,262 for the comparable periods of 2000. This expense was due to stock warrants and common stock issued to various stockholders for lending the Company money and personally guaranteeing the notes payable from banks.

Net (Loss)

For the three and six months ended June 30, 2001, the Company had a Net Loss of $(1,731,188) and $(3,730,327) or $(0.09) and $(0.20) per share, compared to a
Net Loss of $(880,544) and $(1,453,952) or $(0.05) and $(0.11) per share, in the comparable period of 2000, for the reasons described above.

Liquidity and Capital Resources

For the six months ended June 30, 2001, the Company used $(1,364,121) of cash in operating activities and another $(303,873) in investing activities. It generated $1,654,651 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents for the six month period of $(13,343). For the same period of 2000, the Company used $(994,119) of cash in operating activities and another $(40,724) in investing activities. It generated $1,027,720 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents of $(7,123).

As of June 30, 2001, the Company had the following borrowing facilities in place, all of which are guaranteed by various directors of the Company:

The Company has a $750,000 note payable from U.S. Bank N.A. of Omaha, Nebraska. The Company shall repay this loan in 35 monthly payments of $16,557 and one last payment estimated at $369,376 beginning on July 15, 2000. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus two (2) percent. As of June 30, 2001, the Index Rate was currently six and three-fourths (6.75) percent. This loan is secured by a security interest in the Company's tangible and intangible assets.

The Company has a $999,767 note payable from Commercial Savings Bank of Carroll, Iowa. The interest rate is eight and one-half (8.50)% per annum. This loan is secured by a security interest in the Company's tangible and intangible assets. The Company renewed this note on April 5, 2001. The Company shall make 5 monthly payments of $12,399 beginning May 5, 2001, with a final payment of unpaid principal and accrued interest due on October 5, 2001.

The Company has a note payable of $499,021 through Firstar Bank from Mary Collison, a director of the Company, and $327,224 from Martin Halbur, also a director of the Company. Principal on both notes, $8,320 and $5,457 respectively, along with interest of 0.250% plus prime (6.75% at June 30, 2001), are payable on a monthly basis.

The Company has a $1,000,000 note payable from United Bank of Iowa of Carroll, Iowa. The loan had an original maturity date of December 30, 1999 and has since been extended until June 10, 2001. The Company is currently negotiating a six-month extension. The interest rate is nine and one-fourth (9.25)% per annum.

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

The Company has a $1,000,000 note payable from Wells Fargo Bank. Interest only payments due monthly beginning May 23, 2001. The note matures on April 23, 2002 and carries an interest rate per annum equal to the prime rate. As of June 30, 2001, the prime rate is six and three-fourths (6.75)%.

The majority of the Company's remaining notes payable and long-term debt consists of amounts owed to individuals, primarily directors of the Company, which mature within one year and carry interest rates ranging from 8% to 11.5%.

The Company is a development stage business and has not yet achieved profitable operations. The Company lacks sufficient operating capital, and intends to fund its ongoing development and operations through a combination of additional equity capital and further borrowings. As of June 30, 2001, the Company did not have commitments for either debt or share purchases to meet its planned 2001 operating capital requirements.

Significant Agreements

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

ISECUREtrac entered into a worldwide non-exclusive license agreement with DMATEK, LTD of Israel. The license agreement of iSECUREtrac's patents gives Dmatek the rights to design, manufacture, sell and distribute products for the purpose of people tracking on a worldwide basis for the life of the patents. In return for the license grant, iST receives an initial license fee and will receive royalty payments from product sales made by Dmatek and its affiliates that utilize the iST patents. Both parties signed, dated and closed this agreement on June 13, 2001.

The Company announced that it was awarded its second patent, 6,100,806, which issued 8/8/2000. The patent compliments the previous patent 6,072,396. The patent covers the Company's proprietary GPS based tracking product. The patent was written broadly enough to allow iST to aggressively protect its position in the criminal justice market, as well as cover AVL, asset, and other tracking markets.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 20, 2000, iST, a Nebraska corporation, filed a patent infringement lawsuit against the Defendant, Pro Tech Monitoring, Inc, (Pro Tech), a Delaware corporation located in Palm Harbor, Florida. The case was filed in Omaha, Nebraska in the United States Federal District Court, Case No. 8:00-CV-624. iST contends that Pro Tech, who provides product to the criminal justice industry, is infringing on the iST patents covering the Company's proprietary GPS based tracking system. On January 31, 2001, Pro Tech filed a declaratory judgement action against iST in the United States Federal District Court for the Middle District of Florida, Tampa Division, Case No. 8:01-CV-216-T-17MSS. Pro Tech claims in this action that its product and methods do not infringe upon the iST patents. iST and Pro Tech dispute the proper venue between Nebraska and Florida for purposes of determining infringement of the iST patents. iST will vigorously defend against the complaint filed by Pro Tech and will aggressively protect its Intellectual Property.

On July 16, 2001 the United States Federal District Court dismissed Case No. 8:00-CV-624 without prejudice. As a result of this dismissal, the Company filed a response and counter claim to Case No. 8:01-CV-216-T-17MSS in the Federal District Court for the Middle District of Florida.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Board members were compensated in total with 31,635 shares of stock valued at $11,000 for attending the second quarter board meetings. The 31,635 shares is comprised of one board member receiving 2,909 shares of 04/18/01, four board members receiving 4,132 shares each on 04/26/01, and six board members receiving 2,033 each on 06/28/01. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 2,593, 34,435, 4,174 and 18,284 shares respectively on 04/02, 04/25,
05/18 and 06/28 for a total of 59,486 shares of stock valued at $19,231 for attending (2) second quarter board meetings.

On April 18th of 2001, the Company issued 471,191 shares of its common stock valued at $94,238 to (2) different individuals by way of extinguishing the Company's notes payable to them.

On June 14, 2001, the Company issued 52,110 shares of its common stock valued at $11,054 to (1) individual for extinguishing his promissory note by exercising his warrants.

On April 14, 2001, April 23, 2001 and April 29, 2001, the Company issued 48,975, 4,065,041 and 221,729 warrants to purchase 4,335,745 shares of its common stock to stockholders for loans to the Company and charged $878,332 to expense.

The Company claims exemption under the Securities Act of 1933 Section 4(2) for the equity transactions which took place in the second quarter of 2001.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2001 Annual Meeting of Stockholders on June 15, 2001. All matters placed before security holders received the necessary votes to pass. Details of the voting results of the Company's Annual Meeting are incorporated by reference in a report on FORM 8-K filed by the Company with the Securities and Exchange Commission dated July 10, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

      11 - Computation of Earnings Per Share

(B)   REPORTS ON FORM 8-K

      Not applicable

      Items 3 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ISECURETRAC CORP



Date:    August 14, 2001        By:   /s/ James E. Stark
                                      ------------------------------------------
                                      James E. Stark
                                      Vice President and Chief Financial Officer