Form 10QSB
period 2001-09-30
ISECURETRAC CORP
filed 2001-11-13
CIK 1088120

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SSECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-26455

ISECURETRAC CORP.
(Exact name of small business issuer as specified in its charter)
(formerly Advanced Business Sciences, Inc.)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0347787 (I.R.S. Employer Identification No.)

5022 S. 114th Street, Suite #103
OMAHA, NEBRASKA 68137
(402) 537-0022
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive office)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of issuer's shares outstanding as of November 9, 2001, was 25,584,714.

Transitional Small Business Disclosure Form (Check One): Yes / /  No /x/

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) September 30, 2001	December 31, 2000
ASSETS
Current Assets
Cash	$202,613	$55,027
Receivables:
Trade accounts	186	22,159
Employees	1,000	—
Inventories	—	192,333
Prepaid expenses and other	177,865	5,725

Total current assets	381,664	275,244

Leasehold Improvements and Equipment	527,480	1,283,171
Less accumulated depreciation	436,826	977,079

	90,654	306,092

Product Development Costs	787,466	381,770
Other Assets	13,424	27,280

Total assets	$1,273,208	$990,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	8,155,725	6,206,506
Current maturities of long-term debt	413,763	632,685
Accounts payable and accrued expenses Deferred revenue	399,363	449,441
Deferred revenue	76,563	—
Accrued interest payable	279,857	254,115

Total Current Liabilities	9,325,271	7,542,747

Long-term Debt, less current maturities	456,052	752,362

Commitments and Contingency
Stockholders' Equity (Deficit)
Preferred stock	—	—
Common stock	23,790	18,747
Additional paid-in capital	16,235,680	12,532,907
Deficit accumulated during the development stage	(24,767,585)	(19,856,377)

Total stockholders' (deficit)	(8,508,115)	(7,304,723)

Total liabilities and stockholders' (deficit)	$1,273,208	$990,386

See Notes to Condensed Consolidated Financial Statements

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	$1,920	$36,030	$49,352	$147,630
Cost of sales	1,954	41,667	109,174	123,808

Gross profit (loss)	(34)	(5,637)	(59,822)	23,822
Expenses:
Research and development	48,839	118,312	399,214	222,587
Sales and marketing	24,026	25,516	64,101	115,317
General and administrative	796,696	344,655	2,151,498	1,109,626

Total expenses	869,561	488,483	2,614,813	1,447,530

Operating (loss)	(869,595)	(494,120)	(2,674,635)	(1,423,708)
Other income (expense):
Interest income	1	1	26	94
Interest expense	(200,740)	(186,013)	(591,908)	(459,208)
Loan acquisition expense	(310,421)	(564,097)	(1,844,565)	(815,359)
Other, net	199,875	—	199,875	—

Total other income (expense)	(311,285)	(750,109)	(2,236,752)	(1,274,473)

(Loss) before provision for income taxes	(1,180,880)	(1,244,229)	(4,911,207)	(2,698,181)
Provision for income taxes	—	—	—	—

Net (loss)	$(1,180,880)	$(1,244,229)	$(4,911,207)	$(2,698,181)

Net (loss) per share—basic and diluted	$(0.05)	$(0.08)	$(0.25)	$(0.16)

Weighted average shares outstanding	21,636,012	16,352,615	19,980,898	16,352,615

See Notes to Condensed Consolidated Financial Statements

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
	2001	2000
Net cash flows (used in) operating activities	$(1,828,329)	$(1,654,627)

Net cash (used in) investing activities	(528,379)	(61,707)

Cash flows from financing activities:
Increase in notes payable	2,677,935	1,538,431
Other	(173,641)	170,454

Net cash provided by financing activities	2,504,294	1,708,885

Increase (decrease) in cash	147,586	(7,449)
Cash and cash equivalents, beginning of period	55,027	7,843

Cash and cash equivalents, end of period	$202,613	$394

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$405,003	$337,548
Taxes	—	—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of common stock in lieu of payment on long-term debt	$1,226,095	$—
Other assets purchased on account	—	$141,188

See Notes to Condensed Consolidated Financial Statements

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

    The condensed balance sheet of iSECUREtrac Corp ("iST" or the "Company") at December 31, 2000 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three and nine months ended September 30, 2001 and for the three and nine months ended September 30, 2000 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations and cash flows for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

    The accompanying financial statements of iSECUREtrac Corp, have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statements of operations, the Company has not yet achieved profitable operations. As of September 30, 2001, the Company has insufficient working capital to execute its business plan. These items raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to continue financing development of the Company's technology through the plan described herein.

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

2.  CURRENT STOCKHOLDERS' EQUITY TRANSACTIONS

    Board members were compensated in total with 4,780 shares of stock valued at $5,000 for attending the third quarter board meeting. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 9,362 shares of stock valued at $9,793 for attending (1) third quarter board meeting.

    In September of 2001, the Company issued 300,000 shares of its common stock valued at $327,000 to (1) individual for services per his consulting agreement.

    During the quarter ended September 30, 2001, the Company issued 3,798,935 shares of its common stock valued at $1,043,135 to (10) individuals for extinguishing their promissory note by exercising their warrants.

    During the quarter ended September 30, 2001, the Company issued 1,218,673 warrants to purchase 1,218,673 shares of its common stock to stockholders for loans to the Company and charged $310,421 to expense.

    During the quarter ended September 30, 2001, the Company granted options to purchase 160,000 shares of its common stock to 4 employees pursuant to their stock option agreements. The exercise prices are at 85% of fair value of the Company's common stock and vest ratably over two years.

    The Company at September 30, 2001 had 20,947,180 of outstanding stock options and warrants that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

3.  FINANCIAL STATEMENTS SINCE INCEPTION

    Below is iST's condensed statement of operations from inception through September 30, 2001.

Statement of Operations

(Unaudited) Inception to September 30, 2001
Revenues	$527,156
Cost of sales	984,896

Gross (loss)	(457,740)

Expenses:
Research and development	3,251,714
Sales and marketing	1,630,634
General and administrative	12,899,254

17,781,602

Operating (Loss)	(18,239,342)

Other income (expense):
Interest income	56,366
Interest expense	(2,065,101)
Loan acquisition expense	(5,260,576)
Other, net	171,167

(7,098,144)

(Loss) before provision for income taxes and extraordinary item	(25,337,486)
Provision for income taxes	—

(Loss) before extraordinary item	(25,337,486)
Extraordinary item
Gain from extinguishment of debt	569,901

Net (loss)	$(24,767,585)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Discussions of certain matters contained in this Quarterly Report on Form 10-QSB may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the Company's ability to secure financing, the results of the Company's product development efforts, future sales levels, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. Description of Business" contained in the Company's Form 10-KSB filed with the SEC March 27, 2001.

    The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

    The Company experienced a decline in number of individuals being monitored in the first nine months of 2001 when compared to the previous year activity for the same time period. The primary reason for this downward trend is that the Company's development efforts were focused on the iSECUREtrac platform. As a result, support for the current products in the field were phased out in the third quarter of 2001. This product change resulted in the Company incurring significant asset write-offs as discussed herein.

    This management decision will allow the Company to replace its current monitoring operations with a computerized center for communication and data management, staffed only to maintain the system. The iSECUREtrac platform will be operated as an Application Service Provider (ASP) service, allowing agents at existing monitoring centers to access and use the system to provide the human monitoring services. The Company intends to complete the final design and begin production of the series 2100 tracking unit in the fourth quarter of 2001. As the Company rolls out this new product offering, its customers will have control and responsibility to monitor the movement of their individuals or assets. Utilizing the Company's GPS tracking products, customers, through a secure Internet connection, will access their information via the Company's host website, iSECUREtrac. This product changeover will allow customers' greater flexibility, ease of use and reduced operating costs when compared to the Company's and competitors current product offerings and pricing. At the same time, it will allow the Company to partner with industry-specific service providers, wherein they will provide the staffing and end-user interaction, and the Company will supply the tracking technology and information reporting.

    iST is a developmental stage company. As such, the financial results of operations reflect the primary activities of the Company directed toward development and testing of its GPS products, principally for offender monitoring in the criminal justice marketplace. The following table sets forth the number of tracking units monitored or leased for the period indicated. The Company monitored and leased 4 units in the third quarter of 2001. In the third quarter of 2000, the Company monitored and leased 285 units.

Year	3rd Quarter	Year-to-date
2000	285	1,506
2001	4	384

Revenues

    The Company derives revenue from sale of products, billable services for monitoring, software license fees, equipment and software leasing, and charges for maintenance and repair of equipment. For the three and nine months ended September 30, 2001, Revenues decreased 95% to $1,920 compared to $36,030 for the three month period of September 2000, and decreased 67% to $49,352 compared to $147,630 during the same nine month period in 2000. The reason for the decrease in the comparable periods is less units being monitored and leased in the three and nine months ended September 30, 2001 (4 and 384), as compared to (285 and 1,506) the same period in 2000.

Cost of Sales

    Cost of Sales represents the direct costs associated with the generation of revenue, and includes cost of goods for products which are sold, direct costs of distribution of software and equipment, maintenance expenses on equipment repaired under service agreements, and the direct variable communications expenses associated with the monitoring services provided by the Company. For the three and nine months ended September 30, 2001, Cost of Sales decreased 95% to $1,954 for the third quarter of 2001 and decreased 12% to $109,174 for the first nine months of 2001, compared to $41,667 and $123,808 respectively during the same periods in 2000. The primary reason for the lower cost of sales in the three and nine month periods was decreased utilization of the monitoring units in the field, due to the business plan change discussed herein.

Gross Profit (Loss)

    For the three and nine months ended September 30, 2001, Gross Profit (Loss) for the Company was $(34) and $(59,822) compared to a Gross Profit (Loss) of $(5,637) and $23,822 for the same periods of 2000. The reasons for these increases were higher revenues in the 2001 period, as discussed above.

Research and Development

    Research and Development expenses are the direct costs associated with the Company's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the Company's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses decreased to $48,839 and increased to $399,214 for the three and nine months ended September 30, 2001, down from $118,312 for the three month period and up from $222,587 for the nine month period in 2000. The main reason the three month decrease was the decrease in product development costs. The primary reason for this nine month increase was the write off of $131,831 of capitalized product development costs due to the business plan change discussed herein, as well as various research and development costs associated with the development of the series 2000 tracking unit.

Sales and Marketing

    Sales and Marketing expenses represent the costs of the Company's sales and marketing staff, travel and related expenses associated with sales to the Company's customers and prospects, the costs of advertising in magazines and periodicals, attendance at trade shows, and production of marketing and related collateral material. Sales and Marketing expenses were $24,026 and $64,101 for the three and nine months ending September 30, 2001 compared to $25,516 and $115,317 during the same periods in 2000. The decrease is the result of less advertising and trade show expenses, as well as a decrease in Sales and Marketing staff incurred in the first three quarters of 2001 when compared to the first three quarters of 2000.

General and Administrative

    General and Administrative expenses are all the indirect and overhead expenses associated with the operations of the Company, outside of those expenses described above. These expenses include executive, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel not included in the Sales and Marketing expense, fixed telephone expenses, office leases and supplies, and recruiting and training expense. For the three months ended September 30, 2001, General and Administrative expense increased to $796,696, from $344,655 in the comparable period of 2000. For the nine months ended September 30, 2001, General and Administrative expense increased to $2,151,498 from $1,109,626, also in the comparable period of 2000. The main reasons for the nine month increase was due to increases in professional fees, losses incurred of $296,052 from disposal of leased equipment related to the business plan change discussed herein, as well as $532,216 of compensation and consulting costs incurred related to contract agreements.

Operating (Loss)

    For the three and nine months ended September 30, 2001, operating (loss) was $(869,595) and $(2,674,635), compared to $(494,120) and $(1,423,708) for the same period in 2000. The main reason for this nine month decrease was higher expenses in the period, as explained above.

Interest Expense

    For the three and nine months ended September 30, 2001, Interest expense totaled $200,740 and $591,908, compared to Interest expense of $186,013 and $459,208 in the comparable periods of 2000. This interest expense increase was due to larger outstanding balances in Company borrowings in 2001 over 2000.

Loan Acquisition Expense

    For the three and nine months ended September 30, 2001, loan acquisition expense totaled $310,421 and $1,844,565 compared to $564,097 and $815,359 for the comparable periods of 2000. This expense is due to stock warrants and common stock issued to various stockholders for lending the Company money and personally guaranteeing the notes payable from banks and fluctuates based on the cash needs of the Company.

Other Income, net

    For the three and nine months ended September 30, 2001, the Company had other income of $199,875 compared to $0 for the comparable periods of 2000. This income was the initial license fee payment from DMATEK, LTD of Israel for entering into a worldwide non-exclusive license agreement with the Company allowing DMATEK the rights to use our patents in people tracking applications.

Net (Loss)

    For the three and nine months ended September 30, 2001, the Company had a Net Loss of $(1,180,880) and $(4,911,207) or $(0.05) and $(0.25) per share, compared to a Net Loss of $(1,244,229) and $(2,698,181) or $(0.08) and $(0.16) per share, in the comparable period of 2000, for the reasons described above.

Liquidity and Capital Resources

    For the nine months ended September 30, 2001, the Company used $(1,828,329) of cash in operating activities and another $(528,379) in investing activities. It generated $2,504,294 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash for the nine month period of $147,586. For the same period of 2000, the Company used $(1,654,627) of cash in operating activities and another $(61,707) in investing activities. It generated $1,708,885 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash of $(7,449).

    As of September 30, 2001, the Company had the following borrowing facilities in place, all of which are guaranteed by various directors of the Company:

    The Company has a $750,000 note payable from U.S. Bank N.A. of Omaha, Nebraska. The Company shall repay this loan in 35 monthly payments of $16,557 and one last payment estimated at $369,376 beginning on July 15, 2000. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus two (2) percent. As of September 30, 2001, the Index Rate was currently six (6.00) percent. This loan is secured by a security interest in the Company's tangible and intangible assets.

    The Company has a $999,767 note payable from Commercial Savings Bank of Carroll, Iowa. The interest rate is seven and one-half (7.50)% per annum. This loan is secured by a security interest in the Company's tangible and intangible assets. The Company renewed this note on October 5, 2001. The Company shall make 2 monthly payments of $12,307 beginning November 5, 2001, with a final payment of unpaid principal and accrued interest due on January 5, 2002.

    The Company has a note payable of $499,021 through Firstar Bank from Mary Collison, a director of the Company, and $327,224 from Martin Halbur, also a director of the Company. Principal on both notes, $8,320 and $5,457 respectively, along with interest of 0.250% plus prime (6.00% at September 30, 2001), are payable on a monthly basis. The notes are currently being negotiated for renewal.

    The Company has a $1,000,000 note payable from United Bank of Iowa of Carroll, Iowa. The loan had an original maturity date of December 30, 1999 and has since been extended until June 10, 2002.  The interest rate is eight (8.00)% per annum.

    The Company has a $500,000 note payable from Templeton Savings Bank of Templeton, Iowa. The loan is due October 05, 2002 and carries an interest rate of eight (8.00)% per annum.

    The Company has a $1,000,000 note payable from Carroll County State Bank of Carroll, Iowa. The loan has a maturity date of September 24, 2002 and an interest rate of two percent over the Index Rate. The Index Rate as of September 30, 2001 was six (6.00) percent. Three payments of principal in the amount of $25,000 plus accrued interest begin on December 24, 2001 and continue at quarterly time intervals thereafter. A final payment of unpaid principal and accrued interest is due at maturity.

    The Company has a $1,000,000 note payable from Wells Fargo Bank. Interest only payments are due monthly beginning May 23, 2001. The note matures on April 23, 2002 and carries an interest rate per annum equal to the prime rate. As of September 30, 2001, the prime rate is six (6.00)%.

    The Company has an additional $1,000,000 note payable from Wells Fargo Bank. Interest only payments are due monthly beginning September 27, 2001. The note matures on August 27, 2002 and carries an interest rate per annum equal to the prime rate.

    The majority of the Company's remaining notes payable and long-term debt consists of amounts owed to individuals, primarily directors of the Company, which mature within one year and carry interest rates ranging from 8% to 11.5%.

    The Company is a development stage business and has not yet achieved profitable operations. The Company lacks sufficient operating capital, and intends to fund its ongoing development and operations through a combination of additional equity capital and further borrowings. As of September 30, 2001, the Company did not have commitments for either debt or share purchases to meet its planned 2001 operating capital requirements.

Significant Agreements

    The Company entered into an agreement on March 27, 2001 with Telemarket Resources International to provide the Company new Internet based iSecureTrack™ enterprise software. ISecureTrack™ will facilitate satellite tracking and monitoring of people and assets, worldwide, using global positioning system (GPS) and Internet technology.

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

    As of October 31, 2001, there is no material update to the pending litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Board members were compensated in total with 4,780 shares of stock valued at $5,000 for attending (1) third quarter board meeting. The 4,780 shares is comprised of five board member receiving 956 shares each on 08/08/01. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 9,362 shares of common stock on 08/08 valued at $9,793 for attending (1) third quarter board meeting.

    On July 26, 2001, the Company issued 8,244 shares of its common stock valued at $2,732 to (1) individual for extinguishing his promissory note by exercising his warrants.

    On August 30, 2001, the Company issued 3,790,691 shares of its common stock valued at $1,040,403 to (9) individuals for extinguishing their promissory notes by exercising their warrants.

    On September 7, 2001, the Company issued 300,000 shares of its common stock valued at $327,000 to (1) individual for services per his consulting agreement.

    On July 16, 2001, August 10, 2001 and August 27, 2001, the Company issued 101,626, 71,023 and 1,046,024 warrants to purchase 1,218,673 shares of its common stock to stockholders for loans to the Company and charged $310,421 to expense.

    The Company claims exemption under the Securities Act of 1933 Section 4(2) for the equity transactions which took place in the third quarter of 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

      11—Computation of Earnings Per Share

    (B) REPORTS ON FORM 8-K

    The Company filed a report on Form 8K on July 10, 2001 under Item 5. "Other Events" to report the results of the Company's Annual Meeting of the stockholders held on June 15, 2001.

    Items 3 and 5 are not applicable and have been omitted.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISECURETRAC CORP
Date: November 13, 2001	By:	/s/ James E. Stark James E. Stark Vice President and Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE