Form 10KSB40
period 2001-12-31
ISECURETRAC CORP
filed 2002-03-27
CIK 1088120

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on March 27, 2002.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission file number: 000-26455

iSecureTrac Corp.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0347787 (I.R.S. Employee Identification No.)

5022 South 114th Street, Suite 103
Omaha, Nebraska 68137
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (402) 537-0022
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $0.001 per share
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        State issuer's revenues for the fiscal year ended December 31, 2001 $52,652.

        As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates was approximately $15,115,243.

        The number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2002: 25,866,664 (one class).

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2001 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-KSB.

PART I.

Item 1. Description of Business

        This Form 10-KSB contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of our products and the industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-KSB, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.

        Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this report, in our filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference.

        Because we have a limited operating history, it is difficult to evaluate our business. Factors that may cause us to fail to meet our business goals include the following; our ability to successfully complete additional financing; our future financial condition, liquidity and business prospects generally; our inability to respond to competitive market conditions; marketplace acceptance of our products and market demand for our products; perceived opportunities in the marketplace for our products and our other products under development; future sales levels and other business plans for the future.

  (a)
  Business Development

        iSecureTrac Corp. ("iST") is a development stage company. We develop, produce, market and support solutions relating to the wireless electronic tracking, monitoring and reporting of individuals and objects. Our products are designed to enhance productivity, reduce costs, and improve overall response using on-line access to information previously maintained on a variety of media. Today, we primarily market to the criminal justice application for continuous electronic monitoring.

        We were incorporated under the laws of the State of Colorado on June 13, 1983 under the name Sage Institute International, Inc. A Delaware corporation under the name Sage Analytics International, Inc. was incorporated on July 17, 1986; and, on September 2, 1986, we reincorporated as a Delaware corporation by merging the Colorado Corporation with and into the Delaware Corporation.

        On December 17, 1997, the stockholders of Advanced Business Sciences, Inc., a Nebraska corporation, concluded a share exchange with our Company (the "Share Exchange") whereupon the Nebraska corporation became the wholly owned subsidiary of our Company and control of was transferred to the former stockholders of the Nebraska Corporation. We subsequently changed our name to Advanced Business Sciences, Inc. We changed our name to iSecureTrac Corp., effective June 19, 2001. This name change was made to better reflect our current and future business activities of providing advanced tracking solutions for the monitoring of individuals and assets via a secure web hosted application.

  (b)
  Business of Issuer

  (i)
  Introduction

        We were initially engaged in the commercial application of a form of decision support technology, which incorporated proprietary methodology and software. This technology involved the identification of potential failures facing an organization or project, ranking such failures in order of significance and determining their root causes. This technology was marketed to both government and private industry. We conducted no business operations from in or about April 1996, until the completion of the Share Exchange on December 17, 1997. Upon completion of the Share Exchange, our Company commenced operations once again as described in this Form 10-KSB.

        We now design, develop, produce, sell and support wireless products and services relating to the tracking, monitoring and reporting of individuals and tangible assets. Currently, our business primarily concerns criminal justice applications for electronic monitoring.

        The iSecureTrack™ product, which utilizes GPS technology, wireless communications and proprietary computer software, provides real time monitoring, tracking and reporting of adult and juvenile offenders as a criminal justice rehabilitative alternative. Our iSecureTrack™ product is the next generation of software and products based on our patented technology. Through customer staffed operations centers, the system tracks the geographic location of every offender in the system, reports specific activities and identifies violations against customer-established parameters. This information is then delivered to the appropriate authorities using various methods, including telephone calls, paging and internet-based e-mail and web-based reports. We believe use of our system can offer substantial cost savings over the cost of incarceration and improve the efficiency of probation and parole officers. It also offers the backlogged criminal justice systems a more secure solution to the problems of rapidly growing criminal populations, overcrowded correctional facilities and more lenient sentencing alternatives.

        In addition to the criminal justice market, we have had discussions and marketed to additional industries where we believe our products and services offer attractive solutions to current problems. One market that we have marketed to is the transportation industry. This market would include (1) automatic vehicle tracking and (2) through the installation of tracking units at strategic locations, monitoring the status of freight cargo (whether loaded or unloaded on the trailer or other container).

  (ii)
  The Electronic Monitoring Market

        According to the U.S. Bureau of Justice Statistics latest report, 6.5 million adults were under some form of correctional supervision at December 31, 2000. The number of prisoners under the jurisdiction of federal or state correctional authorities on that date reached a record high of 1.9 million. Moreover, 4.5 million adults were under parole or probation supervision. The total adult correctional population has increased 48.7% from 1990 to 2000. The Department of Justice has projected an annual growth equal to this historical rate.

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

        House arrest monitoring equipment first became commercially available in 1984. In 1987, twenty-one (21) states reported using this electronic monitoring as a sentencing alternative. By 1995, all fifty states were using at least limited amounts of house arrest electronic monitoring. Experts estimate that as many as 300,000 individuals now incarcerated could be supervised more cost-effectively and safely using appropriate electronic supervision. [Source: Journal of Offender Monitoring, January 1998 and March 1999 issues] Also, the Journal of Offender Monitoring estimated 95,000 individuals under electronic house arrest at the beginning of 1999. These individuals were monitored primarily through third party service providers under contract to the appropriate local, state and federal agencies.

        We believe there is a substantial opportunity to provide a system to allow offenders to be tracked and monitored away from the fixed house arrest location. In early 1994, our Company began looking into the feasibility of utilizing GPS receivers and wireless communications technologies in a device which could be worn by offenders and thus allow electronically supervised release from house arrest. In December of 1994, we described our concepts in a patent application filed with the United States Patent and Trademark Office for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals." Over the next seven years, we continued to pioneer the development of a system of continuous monitoring of mobile offenders by creating smaller and lighter personal tracking units (PTUs) and refining the software to track and monitor the location of the PTUs. In late 1995, we were the first company to field test PTUs. Our lunch pail sized units were extensively tested by the Nebraska Department of Corrections and the concept was proven. In 1997, size had been reduced and functionality was increased. Our 1702 model PTU, the size and shape of a "bag phone", had been made capable of changing inclusion and exclusion zones while mobile through parameters downloaded from central monitoring computers, another first for the industry. The 1702 model was used by state probation officers in Texas, Arizona and Illinois. In the meantime, we filed two additional patent applications, in 1997 and 1998. In 2000, we were issued two patents for the apparatus and method of tracking persons or mobile objects with the use of GPS and wireless communications.

        We derive our revenue from the sale of PTUs and related products and services and from the use of our web based tracking and monitoring system, known as tracNet24™. tracNet24 is a hosted application, accessible to our distributors and their justice agency customers through secured logins and allows tracking and monitoring of all electronically activated PTUs. For each PTU monitored through tracNet24, we charge a daily hosting fee. Additional revenue is generated for data archiving services and custom reporting. Our typical agreements with established distributors in the criminal justice marketplace consist of (i) product purchase and distribution agreements and (ii) hosting services agreements.

        The usual term of the agreements is from three to five years, with automatic one year renewals thereafter. We warrant our products to be free from defects and to operate in accordance with our published product specifications for a period of one year. Negotiated product volume discounts, product shipping and delivery terms, and pricing for training, and extended product warranties are also described in our distribution agreements. Our standard hosting services agreements with our distributors contain terms for guaranteed system availability and capacity, accessibility through the Internet with standard browsing software and charges for data archiving.

  (iii)
  Competition

        iST believes that only one other company, Pro Tech Monitoring, Inc., has a GPS-based product in the field today. We compete with ProTech Monitoring on the basis of price, quality of product and quality of service

  (iv)
  Business Strategy

        The key elements of our business strategy are to:

  •
  Be a leader in applying GPS technology to applications for tracking individuals and tangible assets.

  (a)
  We have devoted significant resources to develop and improve our products.

    (b)
    We are constantly evaluating improvements in technology components and communications systems.

    (c)
    We intend to incorporate appropriate new or improved capabilities into our products on an ongoing basis, and we intend to continue to devote significant resources to the area of product development.

  •
  Target application opportunities within specific market niches and to be a supplier of equipment and software to those end markets.

  (a)
  We have signed a distribution agreement with one leading provider in the criminal justice segment and are having discussions with other potential service providers that need additional and replacement house arrest equipment and who have a need for GPS-based systems.

  (b)
  GPS technology, in general, has already gained acceptance in the automatic vehicle location segment of the transportation industry and iST believes that its core product can be readily adapted to that market. We have identified the location of untethered trailers as one initial application niche to serve in the transportation industry.

  •
  Additionally, we will maintain the capability to undertake special projects, funded by specific customers to meet their unique needs. These special projects will be done to advance iST's knowledge in certain markets and to fund development within specific application areas. To date, we have worked on no special projects.

        To date, we have had limited revenue from operations and have accumulated significant losses. Consequently, we have had difficulty in obtaining funding from commercial lenders, thereby requiring us to obtain funding from private sources. We may not be able to find adequate sources of funding to implement our strategic goals. Moreover, there is no assurance that we will ever generate significant revenues or profits.

  (v)
  The Products and Services of Our Company

        Our recent introduction of our next generation product, our Series 2100 Personal Tracking Unit, is targeted to replace the previous product offering, the ABS<ComTrak(R) solution. The Series 2100 Personal Tracking Unit provides our customers with real-time monitoring of any individual or thing on either a continuous or periodic basis through the Internet, whether the person or object is moving or is at a fixed location.

        The Series 2100 Personal Tracking Unit offering consists of the following components:

        A tracking unit is worn by or placed near the subject. The tracking unit is secured to the subject via a wireless cuff, which is about the size of many wristwatches. The wireless cuff is waterproof and shockproof; our case and strap are designed to be tamper resistant. The tracking unit utilizes information from the GPS to triangulate the subject's physical position. The tracking unit then transmits this and other information to the tracNET24™ hosting center. In addition, the tracking unit can be used in a docking station (which is similar to a cradle for a cordless telephone) as a house arrest monitor.

        The tracking unit monitors the status of the wireless cuff and itself and reports (see below) the following conditions:

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

  •
  Find Me Mapping (i.e. allows customers to locate the specific location of the unit and our offender at any given time.)

        Each customer will access and maintain their offender information and will also monitor the movement of offenders through our host software on the Internet. The customer can build daily schedules and program inclusion and exclusion zones via their Internet connection. We provide various levels of service to meet the specific needs of our customers.

  (vi)
  The Technology

        (A)    Wireless communications are transmitted through the space via radio frequency radiation, one of several types of electromagnetic radiation. The radio frequency part of the electromagnetic spectrum is generally defined as electromagnetic radiation with frequencies in the range of 3 kilohertz to 300 gigahertz. One "hertz" equals one cycle per second. A kilohertz ("kHz") is one thousand-hertz, a megahertz ("MHz") is one million-hertz and a gigahertz ("GHz") is one billion-hertz. Microwave radiation is a high-frequency form of radio frequency radiation usually defined as from about 300 MHz to 300 GHz.

        Familiar uses of radio frequency radiation involving telecommunications include AM and FM radios, television, citizens band radio, hand-held walkie-talkies, amateur radio, short-wave radio, cordless telephones and microwave point-to-point and ground-to-satellite telecommunications links. Non-telecommunications applications include microwave ovens and radar.

        The manufacture, sale and use of devices, which utilize any part of the radio frequency radiation spectrum, are subject to regulation. The Federal Communications Commission (the "FCC") is the principal agency responsible for such regulation within the United States. State and local governments, however, exercise some control respecting the siting of wireless facilities. While many transmitters (such as radio stations) must be individually licensed, certain low-power transmitters need not be. These would include such devices as cordless telephones, baby monitors, garage door openers, wireless home security systems, and keyless automobile entry systems. Before such a device may be marketed, however, it must first be tested to determine if the device meets FCC specifications and then receive authorization from the FCC. The devices that iST markets fit within this regulatory scheme.

  (B)
  Global Positioning System.

        The Global Positioning System consists of at least 24 operational satellites that orbit the earth every 12 hours. Operated by the Department of Defense, this constellation typically permits from five to eight satellites to be visible from any point on earth at any given moment in time. A master control facility located at Schriever Air Force Base in Colorado monitors signals from the satellites and uploads orbital and clock data. A position fix is acquired when a GPS receiver is "seeing" at least three of these satellites. Since the discontinuation of selective availability on May 1, 2000, the positioning system is accurate to within 10 meters, approximately 33 ft, for horizontal position, 15 meters, approximately 50 ft, for vertical position and 110 nanoseconds time accuracy. In a statement from the White House, the president said "The decision to discontinue selective availability ("SA") is the latest measure in an on-going effort to make GPS more responsive to civil and commercial users worldwide. The government will continue to provide all GPS capabilities to worldwide users free of charge." Furthermore, he stated that the government ". . . realized that worldwide transportation safety, scientific, and commercial interests could best be served by discontinuation of SA. It benefits users around the world in many different applications, including air, road, marine, and rail navigation, telecommunications, emergency response, oil exploration, mining, and many more."

        GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites have design lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. To repair damaged or malfunctioning satellites is not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. However, the Presidential Directive marks the first time in the evolution of GPS that access for consumer, civilian and commercial use has a solid foundation in government policy. Because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products could have a material adverse effect on our financial results.

  (vii)
  Intellectual Property Rights

        iST has been issued three patents to date by the United States Patent Office: (i) No. 6,072,396 for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals" was issued on June 6, 2000 and will expire on June 6, 2017; (ii) No. 6,100,806, also for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals" was issued on August 8, 2000 and will expire on July 7, 2018; and (iii) No. 6,337,665 was issued on January 8, 2002 for an "Antenna Orientation Maintaining System in a System for Tracking Individuals and Method of Use" and will expire on October 18, 2020.

        We have been granted a nonexclusive software license from SiRF Technology Incorporated ("SiRF"). SiRF has designed GPS chip sets and software solutions that allow iST to embed GPS technology into our products. This license is for an indefinite term; however, it may be terminated if SiRF loses any of our rights as to the software products encompassed therein or by either party upon thirty (30) days written notice in the event of a material breach of the license by the other party.

  (viii)
  Regulation

        The FCC regulates the manufacture, sale and use of radio frequency radiation devices. Similarly, insofar as GPS remains funded and controlled by the U. S. government, devices utilizing GPS must conform to government specifications. Our 1702 model PTU received full FCC compliance certification. Our current 2100 model PTU received FCC Part 2, Part 22 and Part 15, Class B approval in August, 2001 following FCC required testing at Intertek Testing Services NA, Inc., an FCC designated testing laboratory. A remaining test for spurious emission attenuation failed and the product was redesigned with additional shielding to block electro-magnetic interference (EMI). It is currently undergoing additional EMI testing and we expect to have the product fully FCC compliance certified within thirty days.

        The use of tracking devices as an aid to, or indeed substitute for, physical surveillance by law enforcement personnel is subject to federal, state and local law. Generally stated, tracking devices may be attached to or installed upon the monitored person or object without court order as long as the person or objects remain in public view. Once the person or object is withdrawn from public view, a court order is required. But, where a tracking device has been placed with contraband (e.g., stolen goods), rather than with a lawfully possessed item, warrantless monitoring can continue to occur even after the monitored object has been taken onto private premises. As a rule, all persons presently monitored by iST are subject to a court order requiring such monitoring as a condition to their release.

        The use of tracking devices by private persons is also subject to applicable law. The monitoring of persons without their consent or of objects without their owners' or lawful possessors' consent may be a violation of laws protecting privacy and property rights.

  (ix)
  Research and Development

        During 2000 and 2001, we expended $371,858 and $496,727, respectively, toward research and development. The costs of such research and development are borne by us and not by any of our customers. We have been a pioneer in the development of GPS tracking as it relates to use in the criminal justice industry. The research and development staff designs and develops products incorporating GPS technology, wireless communications, and data storage and transmission. Our current research and development efforts are focused on completion of the 2100 series product for the criminal justice industry. This platform of technology has been designed to cross over into over market segments including the transportation industry.

  (x)
  Customers; Orders Backlog

        Because we are a development stage company, we have to date sustained significant losses. The loss of any customer could further worsen our prospects and business. There is no material backlog of orders for the products we sell.

  (xi)
  Seasonality

        Our business is not seasonal.

        Employees

        As of February 28, 2002, we had 16 full-time employees and 2 contract employees on staff.

Item 2. Description of Property

        We lease approximately 6,000 square feet of office space located at 5022 South 114th Street, Suite 103, Omaha, Nebraska. All of our administrative, sales, service and other business operations are conducted at this location. This lease is for a term commencing on December 1, 2001 and ending on November 30, 2005. The base rent is approximately $5,262 per month. The lease also requires us to pay $865 per month as our pro rata share of the operating expenses respecting the leased premises.

        We lease office equipment from several sources. The rent for such items is in excess of $1,200 per month.

        In our opinion, our properties are adequately covered by insurance.

Item 3. Legal Proceedings

        We are subject to pending or threatened lawsuits that are ordinary to our business. We are also subject to a variety of federal and state laws and regulations, especially those relating to electronic devices and wireless communications.

        On December 20, 2000, iST, a Nebraska corporation, filed a patent infringement lawsuit against the Defendant, Pro Tech Monitoring, Inc. (Pro Tech), a Delaware corporation located in Palm Harbor, Florida. The case was filed in Omaha, Nebraska in the United States Federal District Court, Case No. 8:00-CV-624. iST contends that Pro Tech, who provides product to the criminal justice industry, is infringing on the iST patents covering our Company's proprietary GPS based tracking system. On January 31, 2001, Pro Tech filed a declaratory judgment action against iST in the United States Federal District Court for the Middle District of Florida, Tampa Division, Case No. 8:01-CV-216-T-17MSS. Pro Tech claims in this action that its product and methods do not infringe upon the iST patents. iST and Pro Tech dispute the proper venue between Nebraska and Florida for purposes of determining infringement of the iST patents. We will vigorously defend against the complaint filed by Pro Tech and we will aggressively protect our Intellectual Property.

        On July 16, 2001 the United States Federal District Court dismissed Case No. 8:00-CV-624 without prejudice. As a result of this dismissal, we filed a response and counter claim to Case No. 8:01-CV-216-T-17MSS in the Federal District Court for the Middle District of Florida.

        As of February 28, 2002, there is no material update to the pending litigation. The parties are currently engaged in discovery.

        On January 2, 2002, iSecureTrac Corp., a Delaware corporation, filed a complaint against LEDvision Inc, an Iowa corporation, d/b/a Electronic Manufacturing Technologies, Inc. ("EMT"), in the U.S. District Court, District of Nebraska—(Case No. 8:02CV5). iSecureTrac Corp. alleges that EMT breached its contract with iSecureTrac by its failure to manufacture and deliver production units of iSecureTrac's Model 2100 Series products. Consequently, iSecureTrac has had to utilize other manufacturers to produce such products, causing a delay in our customer deliveries. iSecureTrac seeks to recover monies previously paid to EMT plus lost profits and incidental and consequential damages, and the cost of pursuing the action. In an additional claim, iSecureTrac alleges that EMT's conduct concurrent with and subsequent to EMT's breach of contract amounted to trade disparagement and interference with our business relationships. We seek damages to compensate us for damage to its reputation caused by EMT's conduct.

        On March 4, 2002 LEDvision Holding, Inc. d/b/a Electronics Manufacturing Technology, answered and made a counterclaim in the United States District Court for the District of Nebraska Case No. 8:02CV5. The defendant, EMT, alleges that iSecureTrac Corp. breached its agreement with EMT and that such alleged breach excused EMT's non-performance. EMT's counterclaim seeks monies for services allegedly provided to iST and for the loss of manufacturing profits. iST intends to vigorously contest any claims that it breached its agreement with EMT and that such breach excused EMT's non-performance and contest any claims for monies for alleged services provided to iST for which iST received no value.

Item 4. Submission of Matters to a Vote of Security Holders.

        Incorporated by reference from our current report under Form 8-K filed on July 10, 2001.

PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters.

        On February 29, 2000, our Company's common stock was relisted on the OTC Bulletin Board under the trading symbol ABSH. Effective June 27, 2001, our trading symbol changed to ISRE.

Year	Quarter	High	Low
1999	1st	$2.1250	$0.7500
	2nd	$1.1875	$0.5313
	3rd	$1.0000	$0.1250
	4th	$0.6250	$0.1250
2000	1st	$1.7000	$0.2501
	2nd	$0.5625	$0.1875
	3rd	$0.5312	$0.2812
	4th	$0.5312	$0.2500
2001	1st	$0.4375	$0.1875
	2nd	$1.0000	$0.2000
	3rd	$1.2000	$0.6500
	4th	$1.1100	$0.8000

        The source of the foregoing information is Bloomberg, LP Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

        As of February 28, 2002, there were outstanding 25,866,664 shares of Common Stock held of record by 398 stockholders and 8,609.1 Series A Shares held by eight (8) stockholders. iST has not declared any dividends on shares of Common Stock.

        Board members were compensated in total with 9,110 shares of stock valued at $9,000 for attending (2) fourth quarter board meetings. The 9,110 shares are comprised of five board members receiving 1,014 shares each on 10/18/01, and four board members receiving 1,010 each on 12/10/01. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 9,115 shares of common stock on 10/18/01 valued at $8,988, and 9,249 shares of common stock on 12/10/01 valued at $9,156 for attending (2) fourth quarter board meetings.

        On October 31, 2001, the Company issued 1,780,727 shares of its common stock valued at $546,872 to (1) individual for extinguishing his promissory note by exercising his warrants.

        On November 02, 2001, November 20, 2001 and November 30, 2001, the Company issued 155,926, 50,100 and 151,899 warrants to purchase 357,925 shares of its common stock to stockholders for loans to the Company and charged $202,694 to loan acquisition expense.

        The Company claims exemption under the Securities Act of 1933 Section 4(2) for the equity transactions, which took place in the fourth quarter of 2001.

Item 6. Management's Discussion and Analysis or Plan of Operation.

        We experienced a decline in the number of individuals being monitored in the year ending 2001 when compared to the previous year activity. By the fourth quarter of 2001, we no longer provided monitoring services or leased equipment directly to the end user. Our primary efforts towards the end of 2001 were focused on the delivery of our tracNET™ platform. As a result, support for our products that were in the field in the first six months of 2001 were phased out in the third quarter of 2001. This product change resulted in our Company incurring significant asset write-offs as discussed herein. This product change also resulted in a significant reduction in our revenues for the last six months of 2001.

        We are in the process of deploying our computerized center for communication and data management, staffed only to maintain the system. We anticipate revenues will increase in the first six months of 2002 as we begin to deliver our new products to the criminal justice market. The tracNET platform will be operated as an Application Service Provider (ASP) service, allowing agents of our distributing partners at existing monitoring centers to access and use the system to provide the monitoring services. We intend to complete the final design and begin production of the series 2100 tracking unit in the first quarter of 2002. As we roll out this new product offering, our customers will have control and responsibility to monitor the movement of their individuals or assets. Utilizing our GPS tracking products, customers, through a secure Internet connection, will access their information via our host website, www.isecuretrac.net. This product changeover will allow our customers greater flexibility, ease of use and reduced operating costs when compared to our and our competitor's current product offerings and pricing. At the same time, it will allow us to partner with industry-specific service providers, wherein they will provide the staffing and end-user interaction, and we will supply the tracking technology and information reporting.

        We are a developmental stage company. As such, the financial results of operations reflect our primary activities directed toward development and testing of our GPS products, principally for offender monitoring in the criminal justice marketplace. We have been a developmental stage company since 1992. We anticipate that we will move from a development stage company to an operating company in the coming year of 2002. The following table sets forth the number of tracking units monitored or leased for the period indicated. iST monitored and leased 384 units in the year of 2001. For the year of 2000, iST monitored and leased 1,773 units. As stated above, the reduction of the number of units monitored and leased during the course of 2001 when compared to 2000, is a result of managements decision to phase out our current products in the field.

Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year-to-Date
2000	627	594	285	267	1,773
2001	310	70	4	0	384

        The following table provides a breakdown of selected results of operations for the years ended December 31, 2001 and 2000 and is the basis for the following discussion of the results of operations:

	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenues	52,652	175,237
Cost of sales	110,198	396,985

Gross (loss)	(57,546)	(221,748)
Expenses:
Research and development	496,727	371,858
Sales and marketing	120,391	184,192
General and administrative	2,991,764	1,861,221

	3,608,882	2,417,271

Operating (loss)	(3,666,428)	(2,639,019)
Other income and (expense):
Interest income	43	739
Interest expense	(671,042)	(672,544)
Loan acquisition expense, stockholders	(2,047,259)	(2,953,511)
Other, net	199,875	—

	(2,518,383)	(3,625,316)

(Loss) before provision for Income taxes	(6,184,811)	(6,264,335)
Provision for income taxes	—	—

Net (loss)	$(6,184,811)	$(6,264,335)
Preferred dividends in arrears	(68,161)	—

Net (loss) available to common stockholders	$(6,252,972)	$(6,264,335)

(a)
Revenues

        We derive revenue from billable services for monitoring, equipment and software leasing, and charges for maintenance and repair of equipment. For the year ended December 31, 2001, revenues decreased 70% to $52,652 compared to $175,237 during the same period in 2000. The reason for the decrease in the comparable period is less units being monitored and leased in the year ended December 31, 2001 (384), as compared to (1,773) the same period in 2000.

(b)
Cost of Sales

        Cost of sales represents the direct costs associated with the generation of revenue, and includes cost of goods for products which are sold, direct costs of distribution of software and equipment, maintenance expenses on equipment repaired under service agreements, and the direct variable communications expenses associated with the monitoring services provided by iST. For the year ended December 31, 2001, cost of sales decreased 72% to $110,198 compared to $396,985 during the same period in 2000. The primary reason for the lower cost of sales in 2001 was decreased utilization of the monitoring units in the field, due to the business plan change discussed herein.

(c)
Gross (Loss)

        For the year ended December 31, 2001, Gross (Loss) for iST was $(57,546) compared to a Gross (Loss) of $(221,748) for the same period of 2000. The reason for the decrease was decreased revenues as discussed above.

(d)
Research and Development

        Research and Development expenses are the direct costs associated with iST's development of our proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for iST's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses increased to $496,727 for the year ended December 31, 2001, up from $371,858 for the same period in 2000. The reasons for this increase were an increase in research and development salaries of $68,249 due to the addition of staff in the fourth quarter, and a $37,295 increase in development costs associated with the development of the series 2100 tracking unit. We capitalized software and hardware development costs in accordance with the Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The capitalization of these costs begins when a product's technological feasibility has been established and we have a detailed product design. The capitalization of these costs ends when the product is available for general release to customers. We will amortize these costs on a straight-line basis over an estimated economic useful life of three years or on the ratio of current revenue to total projected product revenues, whichever is shorter once the product is available to customers. It is reasonably possible that those estimates of projected product revenues, the remaining estimated economic life of the product or both would be reduced significantly in the near term due to competitive pressures or technological changes. As a result, the carrying amount of the capitalized software and hardware costs may be reduced materially in the near term. $133,833 and none of capitalized software and hardware development costs were charged to expense in the years ended December 31, 2001 and 2000, respectively.

(e)
Sales and Marketing

        Sales and Marketing expenses represent the costs of our sales and marketing staff, travel and related expenses associated with sales to iST's customers and prospects, the costs of advertising in magazines and periodicals, attendance at trade shows, and production of marketing and related collateral material. Sales and Marketing expenses were $120,391 for the year ended December 31, 2001 compared to $184,192 during the same period in 2000. The decrease is the result of a decrease in Sales and Marketing labor costs of $37,576, less travel expenses of $9,941, and a decrease in advertising expenses of $6,934.

(f)
General and Administrative

        General and Administrative expenses are all the indirect and overhead expenses associated with the operations of our company, outside of those expenses described above. These expenses include executive, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel not included in the Sales and Marketing expense, fixed telephone expenses, office leases and supplies, and recruiting and training expense. For the year ended December 31, 2001, General and Administrative expense increased to $2,991,764 from $1,861,221. The main reasons for the increase were due to increases in professional and legal fees of $190,961, a $593,388 increase in compensation and consulting costs incurred related to contract agreements, a $108,034 increase in damaged and scrapped components associated with the discontinuation of our previous product offering, as well as an increase of $279,782 due to an allowance on deposits for inventory in association with our dispute with EMT. See Item 3. Legal Proceedings of this Form 10-KSB.

(g)
Operating (Loss)

        For the year ended December 31, 2001, operating (loss) was $(3,666,428), compared to $(2,639,019) for the same period in 2000. The main reason for this increase was higher general and administrative expenses in the period offset by a lower gross loss as explained above.

(h)
Interest Expense

        For the year ended December 31, 2001, interest expense totaled $671,042, compared to interest expense of $672,544 in the comparable period of 2000. This slight decrease in interest expense in 2001 over 2000 was due to a reduction of debt in the third and fourth quarter of 2001, coupled with lower interest rates throughout the year.

(i)
Loan Acquisition Expense, Stockholders

        For the twelve months ended December 31, 2001, loan acquisition expense totaled $2,047,259 compared to $2,953,511 for the comparable period of 2000. This expense is due to stock warrants issued to various stockholders or individuals for lending us money, and for their personal guarantees on the notes payable with certain banks. This expense fluctuates based on the cash needs of iST.

(j)
Other, net

        For the year ended December 31, 2001, we had other income of $199,875 compared to $0 for the comparable period of 2000. This income was the initial license fee payment from DMATEK, LTD of Israel for entering into a worldwide non-exclusive license agreement with us allowing DMATEK the rights to use our patents in people tracking applications.

(k)
Net Loss

        For the year ended December 31, 2001, we had a Net Loss of $(6,184,811), compared to a Net Loss of $(6,264,335), in the comparable period of 2000, for the reasons described above.

(l)
Dividends in Arrears

        For the year ended December 31, 2001, dividends in arrears totaled $68,161 as compared to $0 for the year ended December 31, 2000. The increase was due to the issue of Series A Convertible Preferred Stock on November 30, 2001. The $68,161 represents one month of dividends for the month of December 2001.

(m)
Net (loss) Available to Common Stockholders

        For the year ended December 31, 2001, we had a net (loss) available to common stockholders of $(6,252,972) compared to a net (loss) available to common stockholders of $(6,264,335) for the period ended December 31, 2000. The reasons for the difference are described above.

(n)
Liquidity and Capital Resources

        We are a development stage business and have not yet achieved profitable operations. We lack sufficient operating capital. We intend to fund our ongoing development and operations through a combination of additional equity capital and borrowings. As of December 31, 2001, we did not have commitments for either debt or share purchases to meet our planned 2002 operating capital requirements. No assurance can be given that we will be able to obtain such additional funding or financing, or a renewal of our note payable to Wells Fargo Bank or be able to obtain financing on satisfactory terms. We will continue to seek additional financing sources but the failure to do so could materially adversely affect our liquidity, operating results and financial condition.

        For the year ended December 31, 2001, we used $(2,463,068) of cash in operating activities and another $(557,409) in investing activities. We generated $2,965,889 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the twelve month period of $(54,588). For the same period of 2000, our Company used $(2,123,727) of cash in operating activities and another $(104,193) in investing activities. We generated $2,275,104 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash of $47,184.

        We secured approximately $2,850,000 in debt through the twelve months of 2001 to fund the operations through the final stages of development. We are seeking to raise $3,600,000 in equity capital through the sale of the 4 million shares we are registering in the Form SB-2 registration statement to fund product production, provide working capital, and pay down short term debt for 2002.

        In an agreement, dated as of November 7, 2001, Total Tech, LLC, Roger Kanne, Dennis Anderson, Martin Halbur, Macke Partners, Robert Badding and James and Patricia Pietig as trustees of the James L. Pietig 1992 Revocable Trust U/TA 3-13-92 (collectively, the "Investors"), acquired 8,609.80 shares of our Series A Convertible Preferred Stock (the "Series A Preferred"). Each share of Series A Preferred is convertible into 1,000 shares of Common Stock, subject to adjustment for stock splits and similar events. The Series A Stock has a liquidation preference of $1,000 per share (the "Stated Value") and a dividend preference equal to 9.5% per annum of the Stated Value. Preferred dividends in arrears totaled $68,181 at December 31, 2001. Dividends are payable at the option of the Board of Directors, in cash or in additional shares of Series A Stock (valued at $1,000 per share). A group of disinterested directors determines whether such dividends are paid in cash or in-kind. Holders of Series A Stock have no voting rights except with respect to any action which (1) alters or changes the rights, preferences or privileges of the Series A Stock materially and adversely, (2) increases the authorized number of shares of Series A Stock, (3) creates any new class of shares having preference over or being on a parity with the Series A Stock or (4) involves sales by the Company of a substantial portion of its assets, any merger of the Company with another entity, or any amendment of the Company's certificate of incorporation. The Series A Preferred was issued in consideration of the forgiveness of indebtedness owed to Investors in the aggregate of $1,497,915, the assumption of $1,000,000 of bank debt by certain investors, the cancellation of 11,071,716 stock purchase warrants held by Investors (having an aggregate value of $1,932,887) and the assumption by Total Tech, LLC of $4,178,989 of iST's indebtedness with financial institutions. As of December 31, 2001 $1,702,226 of this indebtedness had been assumed by Total Tech, LLC. Subsequent to December 31, 2001 the remaining $2,476,763 of indebtedness had been transferred to Total Tech, LLC.

        As of February 22, 2002, our Company had the following borrowing facilities in place, all of which are guaranteed by various directors of our Company.

        We have a $750,000 note payable from U.S. Bank N.A. of Omaha, Nebraska. Our Company is repaying this loan in 35 monthly payments of $16,557 and one last payment estimated at $369,376 payments began on July 15, 2000. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus two (2) percent. As of December 31, 2001, the Index Rate was currently four and three-fourths (4.75) percent. This loan is secured by a security interest in our tangible and intangible assets.

        We have a $1,000,000 note payable from Wells Fargo Bank. Interest only payments are due monthly beginning May 23, 2001. The note matures on April 23, 2002 and carries an interest rate per annum equal to the prime rate. As of December 31, 2001, the prime rate is four and three-fourths (4.75)%. We are actively seeking to renew this note with Wells Fargo Bank.

        The majority of our remaining notes payable and long-term debt consists of amounts owed to individuals, primarily directors of our Company, which mature within one year and carry interest rates ranging from 6% to 12.00%.

Item 7. Financial Statements.

        See "Item 13 Exhibits, Financial Statement Schedules and Reports on Form 8-K" for our Consolidated Financial Statement and the notes thereto filed as part of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

        Incorporated by reference in Items 9 to 12 below are certain sections of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16 (a) of the Exchange Act.

        The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in our definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 10. Executive Compensation.

        The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management"in our definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 12. Certain Relationships and Related Transactions.

        The discussion under the heading "Certain Relationships and Related Transactions"in our definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

  (a)
  (1)    Financial Statements.

    Reference is made to the Index to the Financial Statements on Page F-1.

  (a)
  (2)    Exhibits

3.01	Restated Certificate of Incorporation of the Company (1)
3.02	Certificate of Amendment to Restated Articles of Incorporation (2)
3.03	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of iSecureTrac Corp. (5)
3.04	Restated Bylaws of the Company (2)
4.01	Form of Common Stock Certificate (1)
4.02	Form of Subscription Agreement (5)
4.03	2001 Omnibus Equity Incentive Plan (3)
10.01	Business Office Lease (5)
10.02	Loan Agreement with US Bank, N.A. (1)
10.04	License Agreement with SiRF Technology, Inc. (1)
10.05	Agreement between iST and Telemarket Resources International (5)
10.07	ADT Distribution Agreement (5) Confidential Treatment Requested
10.08	ADT Hosting Agreement (5) Confidential Treatment Requested
10.09	Employment Agreement between iST and Michael P. May (4)
10.10	Employment Agreement between iST and James E. Stark (4)

10.11	Stock Purchase Agreement *
10.12	Registration Rights Agreement *
10.13	Consulting Services Agreement with Salzwedel Financial Communications, Inc.(5)
21.01	Subsidiaries of the Company *

(1)
Incorporated by reference from the registrant's registration statement under Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455), which is hereby incorporated by this reference.

(2)
Incorporated by reference from the registrant's current report under Form 8-K filed on June 10, 2001 (Commission File No. 0-26455).

(3)
Incorporated by reference from the Notice of Annual Meeting of Stockholders and Proxy Statement contained in Registrant's Definitive Proxy Statement under Schedule 14A, filed with the SEC on May 14, 2001 (Commission File No. 0-26455).

(4)
Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ending March 31, 2001.

(5)
Incorporated by reference from the registrant's registration statement under Form SB-2 filed on November 30, 2001 (Commission File No. 333-74762), which is hereby incorporated by this reference.

(*)
Previously filed.

(b)
(3)    Reports on Form 8-K.

      None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

iSecureTrac Corp.
By:	/s/ MICHAEL P. MAY Michael P. May Chairman of the Board of Directors (Chief Executive Officer)
Dated: March 22, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL P. MAY Michael P. May	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	March 22, 2002
/s/ JAMES E. STARK James E. Stark	Director, President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2002
/s/ ROBERT E. BADDING Robert E. Badding	Director	March 22, 2002
/s/ MARTIN J. HALBUR Martin J. Halbur	Director	March 22, 2002
/s/ ROGER J. KANNE Roger J. Kanne	Director	March 22, 2002
/s/ RONALD W. MUHLBAUER Ronald W. Muhlbauer	Director	March 22, 2002
/s/ RAVI NATH Ravi Nath	Director	March 22, 2002
/s/ DONALD R. SMITH Donald R. Smith	Director	March 22, 2002
/s/ TOM WHARTON Tom Wharton	Director	March 22, 2002

iSecureTrac Corp. and Subsidiary
(A Development Stage Company)
Consolidated Financial Report

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
iSecureTrac Corp.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheet of iSecureTrac Corp. and subsidiary, as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and the period from January 5, 1992 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iSecureTrac Corp. and subsidiary, as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and the period from January 5, 1992 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that iSecureTrac Corp. will continue as a going concern. As discussed in Note 9 to the financial statements, iSecureTrac Corp. has suffered recurring losses and its total liabilities exceeds its total assets. These factors raise substantial doubt about iSecureTrac Corp.'s ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP
Des Moines, Iowa
January 25, 2002, except for
(E) and (F) in Note 5
as to which the date
is February 22, 2002

iSecureTrac Corp. and Subsidiary
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
December 31, 2001

ASSETS (Note 5)

December 31, 2000
CURRENT ASSETS
Cash	$439
Receivables:
Trade accounts	10,560
Employees	700
Prepaid expenses	38,323

Total current assets	50,022
LEASEHOLD IMPROVEMENTS AND EQUIPMENT (Note 3)	103,704
PRODUCT DEVELOPMENT COSTS	964,340
OTHER ASSETS	11,673

$1,129,739

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable (Note 5)	$1,703,920
Checks outstanding in excess of bank balance	144,070
Current maturities of long-term debt (Note 5)	234,535
Accounts payable and accrued expenses	776,869
Deferred revenue	76,563
Accrued interest payable	47,249

Total current liabilities	2,983,206

LONG-TERM DEBT, less current maturities (Note 5 and 8)	2,903,425

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 2, 4, 7 and 8)
Series A Convertible Preferred stock, 1,000,000 shares authorized at $.01 par value; 8,610 issued and outstanding, stated value $1,000 per share	6,133,027
Common stock, 50,000,000 shares authorized at $.001 par value; 25,598,003 issued and outstanding	25,598
Additional paid-in capital	15,125,671
Deficit accumulated during the development stage	(26,041,188)

Total stockholders' (deficit)	(4,756,892)

$1,129,739

See Notes to Consolidated Financial Statements

iSecureTrac Corp. and Subsidiary
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2001 and 2000 and the Period from January 5, 1992
(Date of Inception) to December 31, 2001

	Year Ended 2001	Year Ended 2000	January 5, 1992 to December 31, 2001
Revenues	52,652	175,237	$530,456
Cost of sales	110,198	396,985	985,920

Gross (loss)	(57,546)	(221,748)	(455,464)

Expenses:
Research and development	496,727	371,858	3,349,227
Sales and marketing	120,391	184,192	1,686,924
General and administrative	2,991,764	1,861,221	13,739,520

	3,608,882	2,417,271	18,775,671

Operating (loss)	(3,666,428)	(2,639,019)	(19,231,135)

Other income (expense):
Interest income	43	739	56,384
Interest expense (Note 5)	(671,042)	(672,544)	(2,144,235)
Loan acquisition expense, stockholders	(2,047,259)	(2,953,511)	(5,463,270)
Other, net	199,875	—	171,167

	(2,518,383)	(3,625,316)	(7,379,954)

(Loss) before extraordinary item and provision for income taxes	(6,184,811)	(6,264,335)	(26,611,089)
Extraordinary item, gain from extinguishment of debt, net of income taxes (Note 10)	—	—	569,901

(Loss) before provision for income taxes	(6,184,811)	(6,264,335)	(26,041,188)
Provision for income taxes (Note 6)	—	—	—

Net (loss)	(6,184,811)	(6,264,335)	(26,041,188)

Preferred dividends in arrears (Note 8)	(68,161)	—	(68,161)
Net (loss) available to common stockholders	$(6,252,972)	$(6,264,335)	$(26,109,349)

Basic and diluted (loss) per common share:
Before extraordinary item	$(0.29)	$(0.41)	$(3.22)
Extraordinary item	—	—	0.06
After extraordinary item	(0.29)	(0.41)	(3.16)
Weighted average shares of common stock outstanding	21,307,617	15,253,736	8,274,263

See Notes to Consolidated Financial Statements

iSecureTrac Corp. and Subsidiary
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period From January 5, 1992 (Date of Inception) to December 31, 2001

	Series A Convertible
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

(Continued)

iSecureTrac Corp. and Subsidiary
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period From January 5, 1992 (Date of Inception) to December 31, 2001

	Series A Convertible
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

(Continued)

iSecureTrac Corp. and Subsidiary
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period From January 5, 1992 (Date of Inception) to December 31, 2001

	Series A Convertible
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

(Continued)

iSecureTrac Corp. and Subsidiary
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period From January 5, 1992 (Date of Inception) to December 31, 2001

	Series A Convertible
						Deficit Accumulated During the Development Stage
	Preferred Stock		Common Stock
					Additional Paid-In Capital
	Shares	Amount	Shares	Amount			Total
Subtotal carryforward	1,000	$10	13,508,958	$13,510	$8,978,667	$(13,592,042)	$(4,599,855)
Exchange preferred stock for debt	(1,000)	(10)	—	—	(99,990)	—	(100,000)
Shares issued for services	—	—	3,033,318	3,033	474,745	—	477,778
Shares issued in connection with stockholder loans	—	—	200,000	200	102,920	—	103,120
Shares issued for loan guarantees	—	—	1,380,024	1,380	606,420	—	607,800
Shares issued for cash at $0.60 per share	—	—	116,668	117	69,884	—	70,001
Shares issued for directors fees	—	—	180,101	180	47,092	—	47,272
Shares issued for debt restructure at $0.30 per share	—	—	281,077	281	84,576	—	84,857
Shares issued upon exercise of warrants at $0.43 per share	—	—	46,500	46	19,949	—	19,995
Warrants issued in connection with stockholder loans and loan guarantees (Note 7)	—	—	—	—	2,242,591	—	2,242,591
Options issued to employees (Note 7)	—	—	—	—	6,053	—	6,053
Net (loss)	—	—	—	—	—	(6,264,335)	(6,264,335)

Balance, December 31, 2000	—	$—	18,746,646	$18,747	$12,532,907	$(19,856,377)	$(7,304,723)

(Continued)

iSecureTrac Corp. and Subsidiary
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
Period From January 5, 1992 (Date of Inception) to December 31, 2001

	Series A Convertible
						Deficit Accumulated During the Development Stage
	Preferred Stock		Common Stock
					Additional Paid-In Capital
	Shares	Amount	Shares	Amount			Total
Subtotal carryforward	—	$—	18,746,646	$18,747	$12,532,907	$(19,856,377)	$(7,304,723)
Shares issued upon exercise of warrants at $0.43 per share	—	—	12,500	12	5,363	—	5,375
Shares issued for directors fees	—	—	248,861	249	112,941	—	113,190
Shares issued to existing stockholders in payment of notes payable and long-term debt	—	—	471,191	471	93,767	—	94,238
Shares issued for services	—	—	356,110	356	347,476	—	347,832
Shares issued to existing stockholders in exchange for cancellation of notes payable and long-term debt	—	—	5,762,695	5,763	1,658,173	—	1,663,936
Options issued to employees (Note 7)	—	—	—	—	253,193	—	253,193
Warrants issued in connection with stockholder loans and loan guarantees	—	—	—	—	2,054,738	—	2,054,738
Shares issued upon surrender of warrants, assumption of bank notes and forgiveness of debt	6,133	6,133,027	—	—	(1,932,887)	—	4,200,140
Shares issued in anticipation of assumption of bank debt	2,477	—	—	—	—	—	—
Net (loss)	—	—	—	—	—	(6,184,811)	(6,184,811)

Balance, December 31, 2001	8,610	$6,133,027	25,598,003	$25,598	$15,125,671	$(26,041,188)	$(4,756,892)

See Notes to Consolidated Financial Statements.

iSecureTrac Corp. and Subsidiary
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001 and 2000 the Period From
January 5, 1992 (Date of Inception) to December 31, 2001

	2001	2000	January 5, 1992 (Date of Inception) to December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,184,811)	$(6,264,335)	$(26,041,188)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Loss on asset abandonment	247,164	—	341,464
Loss on inventory obsolence	—	286,285	519,240
Depreciation and amortization	131,053	434,870	1,123,623
Loss on sale of leasehold improvements and equipment	86,893	11,542	117,381
Expenses paid by issuance of stock, warrants and options in lieu of cash	2,768,953	3,557,571	7,329,223
Gain from forgiveness of debt	—	—	(569,901)
Provision for bad debts	3,100	3,368	8,568
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	8,499	7,255	(19,128)
(Increase) decrease in employee receivables	(700)	21,778	(700)
(Increase) decrease in inventories	77,000	(97,574)	(634,573)
(Increase) in prepaid expenses	(32,598)	(5,725)	(38,323)
Increase (decrease) in accounts payable and accrued expenses	170,485	(239,381)	619,926
Increase in accrued interest payable	185,331	160,619	439,446
Increase in deferred revenue	76,563	—	76,563

Net cash (used in) operating activities	(2,463,068)	(2,123,727)	(16,728,379)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of leasehold improvements and equipment	(29,918)	(27,890)	(1,313,088)
Proceeds from sale of leasehold improvements and equipment	15,872	—	49,132
Purchase of intellectual property	—	—	(169,000)
(Increase) decrease in due from Comguard, net	—	77,086	—
Product development costs	(557,458)	(152,087)	(939,228)
Acquisition/disposal of other assets	14,095	(1,302)	(5,825)

Net cash (used in) investing activities	(557,409)	(104,193)	(2,378,009)

iSecureTrac Corp. and Subsidiary
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001 and 2000 the Period From
January 5, 1992 (Date of Inception) to December 31, 2001

	2001	2000	January 5, 1992 (Date of Inception) to December 31, 2001
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable, net	$2,959,082	$2,192,296	9,815,588
Proceeds from long-term debt	—	95,000	5,606,113
Principal payments on long-term debt	(142,638)	(83,836)	(608,292)
Proceeds from issuance of common stock	5,375	89,996	4,049,348
Increase (decrease) in checks outstanding in excess of bank balance	144,070	(18,352)	144,070
Proceeds from issuance of preferred stock	—	—	100,000

Net cash provided by financing activities	2,965,889	2,275,104	19,106,827

Increase (decrease) in cash	(54,588)	47,184	439
CASH
Beginning	55,027	7,843	—

Ending	$439	$55,027	439

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR
Interest	$485,711	$954,322	$1,252,946
Income taxes	—	—	—
SUPPLEMENT DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Exchange of preferred stock for notes payable	$—	$100,000	$100,000
Conversion of note payable to long-term debt	—	750,000	750,000
Issuance of common and preferred stock in lieu of payment on long-term debt, notes payable and accrued interest payable	5,958,314	—	9,893,825
Product development costs purchased on account	156,943	—	156,943

See Notes to Consolidated Financial Statements.

iSecureTrac Corp. and Subsidiary
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

        Nature of business:    iSecureTrac Corp. ("iST")(formerly Advanced Business Sciences, Inc.) was incorporated under the laws of the state of Colorado on June 13, 1983. On June 19, 2001, Advanced Business Sciences, Inc.'s name was changed to iSecureTrac Corp. This name change was made to better reflect iST's current and future business activities of providing advanced tracking solutions for the monitoring of individuals and assets via a secure web hosted application.

        The Company is considered to be a development stage company.

        iST designs, develops, produces, sells, leases and supports wireless products and services relating to the tracking, monitoring, and reporting of individuals and objects. iST products are designed to enhance productivity, reduce costs, and improve overall response using on-line access to information previously maintained on a variety of media. iST primarily markets to the criminal justice application for continuous electronic monitoring.

Significant accounting policies:

        Revenue recognition:    Product revenues and cost of goods sold are recognized when shipments are made. Service revenues and related expenses are recognized once the service has been performed. Other revenues and directly related expenses are recognized ratably over the life of the agreement commencing when products are delivered to the customer. Deferred revenue relates to payments received for product that has not been shipped. License fee payments have been recorded as other income when payment had been received and the Company has no other obligations under the license fee arrangement.

        Earnings per share:    Basic Earnings Per Common Share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Common Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share, no diluted earnings per share shall be presented.

        The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:

	2001	2000
Shares issuable upon conversion of Series A Convertible Preferred Stock	8,609,800	—
Common stock options outstanding	8,439,158	1,674,158
Common stock warrants outstanding	1,058,154	13,454,549
Convertible subordinated debentures	13,201	13,201

        Leasehold improvements and equipment:    Leasehold improvements and equipment are recorded at cost. Equipment is depreciated on the straight-line method over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the estimated lives of the assets or the lease term.

        Accounting estimates and assumptions:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        Stock options and warrants:    Compensation expense for stock issued to an employee through a stock options plan is accounted for using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation is measured as the difference between the fair value of the stock at the date of award and the amount required to be paid for the stock. The cost is charged to expense over the periods of service.

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

        Product development:    iST capitalized software and hardware development costs in accordance with the Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The capitalization of these costs begins when a product's technological feasibility has been established and the Company has a detailed product design and ends when the product is available for general release to customers. iST will amortize these costs on a straight-line basis over an estimated economic useful life of three years or on the ratio of current revenue to total projected product revenues, whichever is shorter once the product is available to customers. It is reasonably possible that those estimates of projected product revenues, the remaining estimated economic life of the product or both would be reduced significantly in the near term due to competitive pressures or technological changes. As a result, the carrying amount of the capitalized software and hardware costs may be reduced materially in the near term. $133,833 and none of capitalized software and hardware development costs were charged to expense in the years ended December 31, 2001 and 2000, respectively.

        Patents:    Patents are included in other assets at cost less accumulated amortization. Amortization is by the straight-line method over ten years.

        Segments of business:    The Company currently only has one segment line of business.

New accounting pronouncements:

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17, "Intangible Assets." Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment, and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. iST is required to be in conformity with the provisions of SFAS No. 142 no later than the fiscal year beginning January 1, 2002. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

        In August 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for long-lived assets disposed of by sale. iST is required to be in conformity with the provisions of SFAS No. 144 no later than the fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of operations.

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

        In accordance with this guideline the outstanding shares of iST, have been retroactively restated on the Balance Sheet, and the Statement of Stockholders' Equity to give effect to the 82.5 shares for 1 share exchange. The retroactively restated shares have been used in the Computations for Earnings (Losses) Per Share to preserve comparability of those figures.

Note 3. Leasehold Improvements and Equipment

        Leasehold improvements and equipment at December 31, 2001, are as follows:

Leasehold improvements	$10,000
Furniture and equipment	406,493

416,493
Less accumulated depreciation	312,789

$103,704

Note 4. Acquisition and Rescission of Comguard Leasing and Financial, Inc.

        On August 24, 1998, iST entered into a Plan and Agreement of Reorganization, pursuant to which iST acquired all of the issued and outstanding shares of capital stock of Comguard Leasing and Financial, Inc., an Illinois Corporation. On June 1, 1999, iST, Comguard Leasing and Financial, Inc., and the shareholders of Comguard Leasing and Financial, Inc., entered into an agreement whereby the 2,191,145 shares of the Company's shares issued to acquire Comguard Leasing and Financial, Inc., would be returned to iST and iST would receive a note from Comguard Leasing and Financial, Inc., in the amount of $88,514 which represents the expenditures made by iST on behalf of Comguard Leasing and Financial, Inc. Subsequent to December 31, 1999, iST accepted an offer of Settlement from Comguard Leasing to settle the amount owed for $77,086. In 1999, the note receivable was adjusted to the amount received upon settlement.

Note 5. Pledged Assets, Notes Payable and Long Term Debt at December 31, 2001

        iST has the following notes payable and long-term debt at December 31, 2001:

        Notes payable:

Unsecured notes payable due to certain stockholders, principal and interest are due at maturity (January 2002 to November 2002). Interest rate vary from 10-12%.(A)	$653,920
Unsecured note payable due to a stockholder, principal and interest are due January 2002. Interest rate is prime plus 1.25% (6.0% at December 31, 2001). (A)	40,000
Note payable bank, interest is due monthly at prime (4.75% at December 31, 2001) through April 2002, when all remaining principal and interest are due. The note is secured by the personal guarantees of various stockholders.(B)	1,000,000
Other	10,000

$1,703,920

        Long-term debt:

        Notes payable to be assumed by stockholders:

Note payable bank, 2 monthly payments of $12,307 due beginning November 5, 2001, with a final payment of unpaid principal and accrued interest due on January 5, 2002. The interest rate is seven and one-half (7.50)% per annum. The note is secured by personal guarantees of various stockholders. (C)(D)	976,763
Note payable bank, due August 2, 2002. The interest rate is six (6.00)% per annum. The note is secured by personal guarantees of various stockholders. (B)(E)	1,000,000
Note payable bank, due October 05, 2002. The interest rate is eight (8.00)% per annum. (A)(F)	500,000

$2,476,763

Other long-term debt:
Note payable bank, due in monthly installments of $16,557 including interest at the Bank's prime rate plus 2.00% (6.75% at December 31, 2001) through June 2003, when all remaining principal and interest are due. The note is collateralized by substantially all the assets of the Company and the personal guarantees of various stockholders.(C)	567,425
10% convertible subordinated debentures, due June 2002, convertible into shares of common stock at $6.06 per share.	80,000
Other	13,772

661,197
Less current portion	234,535

$426,662

        Interest expense to stockholders for the years ended December 31, 2001 and 2000, was approximately $227,000 and $170,000, respectively.

(A)
Common stock warrants were issued to a majority of note holders (See Note 7).

(B)
Common stock warrants were issued to those stockholders guaranteeing this note (See Note 7).

(C)
Shares of common stock and common stock warrants were issued to those stockholders guaranteeing this note (See Note 7).

(D)
This note payable to bank was assumed by Total Tech, LLC in exchange for Series A Convertible Preferred Stock. This exchange was completed on January 25, 2002. Total Tech, LLC is an entity owned by seven stockholders for the purpose of guaranteeing iST's debt.

(E)
This note payable to bank was assumed by Total Tech, LLC in exchange for Series A Convertible Preferred Stock. This exchange was completed on February 7, 2002.

(F)
This note payable to bank was assumed by Total Tech, LLC in exchange for Series A Convertible Preferred Stock. This exchange was completed on February 22, 2002.

        The aggregate maturities of long-term debt as of December 31, 2001, are as follows:

Years Ending December 31,
2002	$234,535
2003	426,662

$661,197

        The carrying value of fixed rate bank debt payable approximates its fair value at December 31, 2001 due to the stockholder guarantees and the relatively short-term nature of the borrowings. It was not practical to determine the fair value of all other debt but, its fair value is believed to be substantially less than its carrying value.

Note 6.    Income Taxes

        Net deferred taxes in the accompanying balance sheets include the following components as of December 31, 2001:

Net operating loss carryforward	10,160,000
Other	10,000

10,170,000
Valuation allowance	(10,170,000)

Net deferred tax asset	$—

        The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended December 31, 2001 and 2000, and the period from January 5, 1992 (date of inception) to December 31, 2001 due to the following:

	2001	2000	Date of Inception to December 31, 2001
Computed "expected" tax (benefit)	$(2,043,336)	$(2,129,874)	$(8,794,504)
Increase (decrease) in income taxes (benefits) resulting from:
Benefit from state taxes	(360,589)	(375,860)	(1,551,971)
Nondeductible expenses	131,925	(151,266)	176,475
Increase in the valuation allowance	2,272,000	2,657,000	10,170,000

	$—	$—	$—

        iST has net operating losses of approximately $25,400,000 to carryforward for future tax purposes that expire from 2010 to 2021. Due to the uncertainty surrounding the timing of the realization of the benefit from the net operating loss carryforward, the Company has recorded a valuation allowance to offset the deferred tax asset.

Note 7.    Stock Options and Warrants

Stock options

        Sage Analytics International, Inc., the legal acquirer, (see Note 2) has 140,825 options. All of these options expire no later than November 2003. As permitted under generally accepted accounting principles, these options were accounted for following APB No. 25, and accordingly, no compensation expense was recognized.

        In 2001 iST issued options to purchase in the aggregate of 5,000,000 shares of common stock at an exercise price 85% of the average daily closing price of the common stock for the week prior to when the options were granted to the Chairman of the Board of Directors. The options are to vest on a monthly basis over a two year period of time which began January 1, 2001. The President was also issued options to purchase in the aggregate of 1,000,000 shares of common stock at an exercise price 85% of the average daily closing price of the Company's common stock for the week prior to when the options were granted. The options are to vest on a monthly basis over a two year period of time which began February 1, 2001. Both of these option grants contain provisions that accelerate vesting if the common stock price meets various thresholds or if various working capital requirements are met. 1,800,000 options vested according to the common stock price thresholds.

        In November 2001, iST granted options to purchase in the aggregate of 600,000 shares of common stock at an exercise price 85% of the average daily closing price of the common stock for the week prior to when the options were granted to the Senior Vice President of Technology, Senior Vice President of Sales and Marketing and the Senior Vice President of Product and Project Development. The options are to vest on a monthly basis over a two year period of time which began November 5, 2001.

        In June 2001, the shareholders of iST approved the 2001 Omnibus Equity Incentive Plan. The 2001 Omnibus Equity Incentive Plan provides for the granting of stock options and other equity incentives for up to 1,000,000 shares of the Company's Common Stock to the Company's officers and key employees at an exercise price 85% of the average daily closing price of the Company's common stock for the week prior to when the options were granted. As of December 31, 2001, grants for 165,000 shares of Common Stock have been made, none of which were made to the Company's directors or executive officers, and 835,000 shares of Common Stock remain available for new option grants under this plan. The options are to vest on a monthly basis over a two year period of time from the date of grant.

        In 1999, iST issued stock options to two key employees to purchase shares of common stock of iST (4,000,000 options and 500,000 options, respectively). The options vest (1/3 of the options, 1st block) beginning at the earlier of anniversary date (December 31, 1999 and July 30, 2000, respectively) or when the closing price of the common stock exceeds $3.00 per share for at least five consecutive days. The options are exercisable ($0.10 per share and $0.20 per share, respectively) for a period of three years from date of vesting. The second and third (1/3 blocks of options) vest one year and two years after the first block of options or when the closing price of the common stock exceeds $4.00 (2nd block of options) or $6.00 (3rd block of options) for at least five consecutive days. The options are exercisable ($0.10 per share and $0.20 per share, respectively) for a period of three years from the date of vesting. The fair value at the date of grants were $0.18 and $0.20, respectively. Of the 4,000,000 options, 1,333,333 (1st block) are vested and outstanding as of December 31, 2001 and 2000. The other blocks of options did not vest as the employee is no longer with iST. None of the 500,000 options vested as the employee was not employed as of the first anniversary date (July 30, 2000).

        As permitted under generally accepted accounting principles, these options were accounted for following APB Opinion No. 25. Accordingly, compensation expense for the years ended December 31, 2001 and 2000 is $253,193 and none, respectively, based on the difference between the exercise price and the fair value price of the common stock at the grant date. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net loss and net loss per share would have been:

Year Ended December 31,	Net (Loss)	Per Share
2001	$(7,683,992)	$(0.36)
2000	$(6,178,234)	$(0.41)

        In determining the pro forma amounts above during 2001 and 2000, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123 with the following assumptions: no dividends, risk free interest rate of 5% and 6%; expected life of 5.0 and 4.5 years and; expected price volatility of 84.52% to 174.34% and 204%.

        A summary of the status of options issued to employees at December 31, 2001 and 2000, and changes during the years ended on those dates is as follows:

	2001		2000
Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,474,158	$3.08	1,474,158	$3.08
Granted	6,765,000	0.34	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of year	8,239,158	0.83	1,474,158	$3.08

Exercisable at end of year	6,322,913	$0.94	1,474,158	$3.08
Weighted-average fair value per option for options granted during the year	$0.35		$—

        A further summary about options outstanding at December 31, 2001 is as follows:

	Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.01 to 0.25	1,333,333	1.0	$0.10
0.26 to 0.50	4,758,337	9.0	0.28
0.76 to 1.00	90,418	9.5	0.83
1.01 and up	140,825	2.0	$31.25

	6,322,913

        In addition iST issued 200,000 options in 1999 to a consultant to purchase 200,000 shares of common stock. 50,000 of the options vested on July 8, 1999, another 50,000 options vested on January 11, 2000 and the remaining 100,000 options vested on February 8, 2000. All of the 200,000 options are exercisable for a three-year period from the date of vesting. The exercise price is $0.88/share. iST accounts for the fair value of the options in accordance with FASB Statement No. 123. The compensation cost that has been expensed is none and $6,053 and for the years ended December 31, 2001 and 2000, respectively. No options were exercised in 2001 or 2000.

        The fair value of each option is estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: zero dividends; risk free interest rate of 5%; expected life of the options three years; no forfeiture rate and; a price volatility of 210.63%.

Common Stock Warrants

        iST issues warrants to stockholders and nonemployees in connection with various services these individuals provide iST. iST accounts for the fair value of the warrants in accordance with FASB

Statement No. 123. Compensation expense that has been charged to income for these warrants was approximately $2,055,000 and $2,242,000 for the years ended December 31, 2001 and 2000, respectively.

        The fair value of each warrant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for warrants in 2001 and 2000: dividend rate of 0.0; price volatility of 26.82% to 150.58% and 114.85% to 359.64%, risk-free interest rate of 5%; and expected lives of three years.

        A summary of the status of all the warrants issued at December 31, 2001 and 2000 and changes during the years ended on those dates is as follows:

	2001		2000
Warrants	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	13,454,549	$0.46	1,824,000	$3.74
Granted	8,153,421	0.44	13,493,299	0.40
Exercised	(5,775,195)	0.26	(46,500)	0.43
Exchange for preferred stock	(11,071,716)	0.39	—	—
Forfeited	(3,752,905)	2.25	(1,816,250)	3.74
Outstanding at end of year	1,058,154	0.44	13,454,549	0.46
Exercisable at end of year	1,058,154		13,454,549
Weighted-average fair value per warrant for warrants granted during the year	$0.25		$0.20

        A further summary about warrants outstanding at December 31, 2001 is as follows:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.01 to 0.25	600,000	1.25	$0.20
0.26 to 0.50	206,155	1.75	0.325
0.76 to 1.50	251,999	2.75	1.09

0.01 to 1.50	1,058,154

Note 8.    Series A Convertible Preferred Stock

        In an agreement, dated as of November 7, 2001, Total Tech, LLC (Entity made up of various board members and stockholders) and other Board of Director members and stockholders (collectively, the "Investors"), acquired 8,609.80 shares of our Series A Convertible Preferred Stock (the "Series A Preferred"). Each share of Series A Preferred is convertible into 1,000 shares of Common Stock, subject to adjustment for stock splits and similar events.

        The Series A Preferred was issued in consideration of the forgiveness of indebtedness owed to certain Investors in the aggregate of $1,497,915, the assumption of $1,000,000 in bank debt by certain investors, the cancellation of 11,071,716 stock purchase warrants held by certain Investors (having an aggregate value of $1,932,887) and the assumption by Total Tech, LLC of $4,178,989 of iST's indebtedness with financial institutions. As of December 31, 2001 $1,702,226 had been assumed by Total Tech, LLC. Subsequent to December 31, 2001, the remaining $2,476,763 of indebtedness had been transferred to Total Tech, LLC.

        The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 1,000,000 shares of Preferred Stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore. The Board also has the authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of Common Stock. Although it is not possible to state the effect that any issuance of Preferred Stock might have on the rights of holders of Common Stock, the issuance of Preferred Stock may have one or more of the following effects (i) to restrict Common Stock dividends if Preferred Stock dividends have not been paid, (ii) to dilute the voting power and equity interest of holders of Common Stock to the extent that any Preferred Stock series has voting rights or is convertible into Common Stock or (iii) to prevent current holders of Common Stock from participating in the Company's assets upon liquidation until any liquidation preferences granted to holders of Preferred Stock are satisfied. In addition, the issuance of Preferred Stock may, under certain circumstances, have the effect of discouraging a change in control of the Company by, for example, granting voting rights to holders of Preferred Stock that require approval by the separate vote of the holders of Preferred Stock for any amendment to the Certificate of Incorporation or any reorganization, consolidation, merger or other similar transaction involving the Company. As a result, the issuance of such Preferred Stock may discourage bids for the Company's Common Stock at a premium over the market price therefore, and could have a materially adverse effect on the market value of the Common Stock.

        The Board of Directors has designated 10,000 shares of the Company's Preferred Stock as "Series A Convertible Preferred Stock" (the "Series A Stock"). Each share of Series A Stock is convertible into 1,000 shares of Common Stock, subject to adjustment for stock splits and similar events. The Series A Stock has a liquidation preference of $1,000 per share (the "Stated Value") and a dividend preference equal to 9.5% per annum of the Stated Value. Preferred dividends in arrears totaled $68,161 at December 31, 2001. Dividends are payable at the option of the Board of Directors, in cash or in additional shares of Series A Stock (valued at $1,000 per share). Holders of Series A Stock have no voting rights except with respect to any action which (1) alters or changes the rights, preferences or privileges of the Series A Stock materially and adversely, (2) increases the authorized number of shares of Series A Stock, (3) creates any new class of shares having preference over or being on a parity with the Series A Stock or (4) involves sales by the Company of a substantial portion of its assets, any merger of the Company with another entity, or any amendment of the Company's certificate of incorporation. The Company may redeem all, or any part, of the Series A Stock at any time or from time to time. The base redemption price is calculated as follows:

Redemption Date	Base Redemption Price
If prior to September 30, 2002	103% of Stated Value
If on or after September 30, 2002, but before September 30, 2003	102% of Stated Value
If on or after September 30, 2003, but before September 30, 2004	101% of Stated Value
After September 30, 2004	100% of Stated Value

Holders of Series A Stock have been granted certain registration rights. The Series A Stock is subject to mandatory conversion after September 30, 2004, at the election of the Board of Directors.

Note 9.    Going Concern

        The accompanying financial statements of iST have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of iST to continue as a going concern. As shown in the statements of operations, iST has not yet achieved profitable operations. As of January 31, 2002, iST has insufficient working capital. These items raise substantial doubt about the ability of the Company to continue as a going concern.

        Management presently believes that iST is in the final stages of production of its electronic tracking and monitoring devices and the delivery of services relating to these devices. Although there has been substantial progress in the development of this technology, iST does not have any significant sales and there can be no assurance that iST will have any significant sales.

        Management plans to continue financing iST's technology and operations through external and related party financing. iST is attempting to secure an additional $3,600,000 of equity financing to fund the operations and production of through the final stages of product development.

        iST's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, meet its product development goals, secure new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that might result from outcome of these uncertainties.

Note 10.    Lease Obligations

        The Company leases its facilities under a noncancelable lease agreement expiring November 2005. The future minimum lease payments under the operating lease as of December 31, 2001 are as follows:

Year Ending December 31,
2002	$61,034
2003	66,275
2004	69,300
2005	63,525

$260,134

        Rent expense related to the above leases was $84,940 and $70,020 for the years ended December 31, 2001 and 2000, respectively.

Note 11.    Extraordinary Item

        iST was a beneficiary of the stock agreement dated May 6, 1997, between the majority stockholder, and ABS Holding Co., Inc. The terms and conditions of this stock agreement resulted in the majority stockholder assuming several notes payable to American Interstate Bank totaling $452,608 including interest. The majority stockholder also assumed a term note payable to Norwest Bank totaling $102,055 including interest. Additionally, iST was released of the notes payable to a related party to the majority stockholder including interest totaling $108,000.

        In return, iST released the majority stockholder of his obligation to the Company totaling $82,981 and $9,781, respectively. Furthermore, iST co-signed an ABS Holding Co., Inc., note payable to majority stockholder in the amount of $300,000. Finally, the majority stockholder resigned their positions as Board of Director members, officers, agents and employees of the Company. As a result of this stock agreement, iST recognized a gain of $569,901 resulting from the extinguishment of debt. Due to the Company's accumulated losses, no tax effect was recognized.

Note 12.    Legal Proceedings

        On January 2, 2002, iST, a Delaware corporation, filed a complaint against LEDvision Inc, an Iowa corporation, d/b/a Electronic Manufacturing Technologies, Inc. ("EMT"), in the U.S. District Court, District of Nebraska—(Case No. 8:02CV5). iST alleges that EMT breached its contract with iST by its failure to manufacture and deliver production units of iST's Model 2100 Series products. Consequently, iST has had to utilize other manufacturers to produce such products, causing a delay in its customer deliveries. iST seeks to recover monies previously paid to EMT plus lost profits and incidental and consequential damages, and the cost of pursuing the action. In an additional claim, iST alleges that EMT's conduct concurrent with and subsequent to EMT's breach of contract amounted to trade disparagement and interference with its business relationships. iST seeks damages to compensate it for damage to its reputation caused by EMT's conduct. iST advanced EMT $279,782 in 2001 for the manufacture and delivery of production units. As of December 31, 2001, iST has taken a charge-off of $279,782 due to the uncertainty of the collection of these amounts owed to iST.

QuickLinks

PART I.
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Our Common Equity and Related Stockholder Matters.
  Item 6. Management's Discussion and Analysis or Plan of Operation.
  Item 7. Financial Statements.
  Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management.
  Item 12. Certain Relationships and Related Transactions.
  Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
SIGNATURES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS