Form 10QSB
period 2002-03-31
ISECURETRAC CORP
filed 2002-05-15
CIK 1088120

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

YES    ☒        NO    ☐

        The number of issuer's shares outstanding as of April 26, 2002, was 28,794,726.

        Transitional Small Business Disclosure Form (Check One):    YES    ☐        NO    ☒

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets
Cash	$341,900	$439
Receivables:
Trade accounts	40,395	10,560
Note receivable	75,000	—
Employees	—	700
Prepaid expenses and other	123,406	38,323

Total current assets	580,701	50,022

Leasehold Improvements and Equipment, net	180,043	103,704
Product Development Costs, net	918,346	964,340
Other Assets	9,215	11,673

Total assets	$1,688,305	$1,129,739

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	1,725,000	1,703,920
Checks outstanding in excess of bank balance	—	144,070
Current maturities of long-term debt	232,176	234,535
Accounts payable and accrued expenses	707,039	776,869
Deferred revenue	71,663	76,563
Accrued interest payable	28,515	47,249

Total Current Liabilities	2,764,393	2,983,206
Long-term Debt, less current maturities	369,049	2,903,425
Commitments and Contingency
Stockholders' Equity (Deficit)
Preferred stock	8,609,790	6,133,027
Common stock	28,359	25,598
Additional paid-in capital	17,750,965	15,125,671
Deficit accumulated during the development stage	(27,834,251)	(26,041,188)

Total stockholders' (deficit)	(1,445,137)	(4,756,892)
Total liabilities and stockholders' (deficit)	$1,688,305	$1,129,739

See Notes to Condensed Consolidated Financial Statements.

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Revenues:
Product	16,400	—
Service	59,058	29,234

Total revenues	75,458	29,234

Costs and expenses:
Cost of product revenue	38,432	—
Cost of service revenue	30,102	88,671
Research and development	126,767	185,858
Sales, general and administrative	1,075,374	910,344

Total costs and expenses	1,270,675	1,184,873

Operating (loss)	(1,195,217)	(1,155,639)
Other income (expense):
Interest income	332	24
Interest expense	(61,444)	(187,712)
Loan acquisition expense	(536,734)	(655,812)

Total other income (expense)	(597,846)	(843,500)

(Loss) before provision for income taxes	(1,793,063)	(1,999,139)
Provision for income taxes	—	—

Net (loss)	$(1,793,063)	$(1,999,139)
Preferred dividends in arrears	(204,483)	—

Net (loss) available to common stockholders	$(1,997,546)	$(1,999,139)

Net (loss) per share of common stock—basic and diluted	$(0.08)	$(0.11)

Weighted average shares common stock outstanding	26,147,706	18,788,813

See Notes to Condensed Consolidated Financial Statements.

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	2002	2001
Cash flow from operating activities:
Depreciation and amortization	$42,135	$22,682
Other	(994,773)	(568,678)

Net cash (used in) operating activities	(952,638)	(545,996)

Net cash (used in) investing activities	(212,035)	(158,793)

Cash flows from financing activities:
Increase in notes payable	21,080	741,395
Net proceeds from issuance of common stock	1,689,096	—
Other	(204,042)	(25,950)

Net cash provided by financing activities	1,506,134	715,445

Increase in cash	341,461	10,656
Cash, beginning of period	439	55,027

Cash, end of period	$341,900	$65,683

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$80,178	$155,097
Taxes	—	—
Supplemental Disclosures of Noncash Investing and Financing Activities:
Issuance of common and preferred stock in payment of long-term debt	$2,476,763	$62,875

See Notes to Condensed Consolidated Financial Statements.

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    GENERAL

        The condensed consolidated balance sheet of iSECUREtrac Corp ("iST" or "we", "us", or "our") at December 31, 2001 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three months ended March 31, 2002 and for the three months ended March 31, 2001 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

        The accompanying financial statements of iSECUREtrac Corp have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of iST to continue as a going concern. As shown in the statements of operations, iST has not yet achieved profitable operations. As of March 31, 2002, iST has insufficient working capital to execute its business plan. These items raise substantial doubt about the ability of iST to continue as a going concern. Management plans to continue financing development of our technology through the plan described herein.

        We presently believe that iST is transitioning from a developmental stage company to an operating stage company with respect to its electronic tracking and monitoring devices and the delivery of services relating to these devices. Although there has been substantial progress in the development of this technology, we do not have any significant revenues and there can be no assurance that we will have any significant revenues.

        We plan to continue financing our technology and operations through external and related party financing. We have raised $1,700,000 and are attempting to secure an additional $2,600,000 of equity financing to fund the operations and production of our tracking devices and related services.

        Our continuation as a going concern is dependent upon our ability to satisfactorily meet our debt obligations, meet our product development goals, secure new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that might result from outcome of these uncertainties.

2.    CURRENT STOCKHOLDERS' EQUITY TRANSACTIONS

        Our board members were compensated in total with 12,810 shares of stock valued at $14,000 for attending the (2) two first quarter board meetings. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 16,724 shares of stock valued at $17,985 for attending (2) first quarter board meetings.

        In March of 2002, we issued 250,000 shares of common stock valued at $284,091 to an individual for services per his consulting agreement.

        During the quarter ended March 31, 2002, we issued 250,000 shares of common stock in exchange for $50,000 upon the exercise of outstanding warrants.

        In March of 2002, we issued 2,231,363 shares of common stock valued at $1,639,096, net of offering costs of $145,994 to various individuals for cash.

        During the quarter ended March 31, 2002, we issued 1,106,744 warrants to purchase 1,106,744 shares of common stock to stockholders for loans to iST and charged $536,734 to loan acquisition expense.

        During the quarter ended March 31, 2002, we granted options to purchase 435,000 shares of common stock to six employees, three board members, and two outside consultants pursuant to their stock option agreements. The exercise prices are at 85% of fair value of iST's common stock and vest ratably over one to three years.

        iSECUREtrac Corp., at March 31, 2002, had 10,448,231 outstanding stock options and warrants, and 8,609,800 and 13,201 shares issuable upon conversion of Series A convertible preferred stock and convertible subordinated debentures, respectively, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

3.    FINANCIAL STATEMENTS SINCE INCEPTION

        Below is iST's condensed statement of operations from inception (January 5, 1992) through March 31, 2002.

Statement of Operations

(Inception) to March 31, 2001
Revenues:
Product	$16,400
Service	589,514

Total revenues	605,914

Costs and expenses:
Cost of product revenue	38,432
Cost of service revenue	1,016,022
Research and development	3,475,994
Sales, general and administrative	16,501,818

Total expenses	21,032,266

Operating (loss)	(20,426,352)

Other income (expense):
Interest income	56,716
Interest expense	(2,205,679)
Loan acquisition expense	(6,000,004)
Other, net	171,167

Total other income (expense)	(7,977,800)

(Loss) before extaordinary item and provision for income taxes	(28,404,152)
Extraordinary item
Gain from extinguishment of debt	569,901

(Loss) before provision for income taxes	(27,834,251)
Provision for income taxes	—

Net (loss)	$(27,834,251)
Preferred dividends in arrears	(272,644)

Net (loss) available to common stockholders	$(28,106,895)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Discussions of certain matters contained in this Quarterly Report on Form 10-QSB may contain statements that plan for or anticipate the future. Forward-looking statements include statements about the future of our products and the industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this Prospectus, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. Description of Business contained in iST's Form 10-KSB filed with the SEC March 27, 2002.

        The following discussion is intended to provide a better understanding of the significant changes in trends relating to iST's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

        We are in the process of moving from a developmental stage company to an operating company at the end of the first quarter of 2002. As such, the financial results of operations reflect our primary activities transitioning from development and testing of our GPS products to production and sales of our Model 2100NC units, principally for offender monitoring in the criminal justice marketplace. We have completed the final design and began production of our series 2100 tracking unit. As of the end of the first quarter, we had 16 GPS 2100NC units shipped to our distributor for deployment.

        We have developed our computerized center for communication and data management (tracNET24™ platform), staffed only to maintain the system. We anticipate revenues will increase significantly in the second and third quarter of 2002 as we begin to deliver our new products to the criminal justice market. The tracNET24™ platform will be operated as an Application Service Provider (ASP) service, allowing agents of our distributing partners at existing monitoring centers to access and use the system to provide the monitoring services. As we continue roll out this new product offering, our customers will have control and responsibility to monitor the movement of their individuals or assets. Utilizing our GPS tracking products, customers, through a secure internet connection, will access their information via our host website, www.tracnet24.com. This product changeover will allow our customers greater flexibility, ease of use and reduced operating costs when compared to our and our competitor's current product offerings and pricing. At the same time, it will allow us to partner with industry-specific service providers, wherein they will provide the staffing and end-user interaction, and we will supply the tracking technology and information reporting.

Product Revenue

        Product Revenue is derived from the sale of our products. For the three months ended March 31, 2002, Product Revenues were $16,400 compared to $0 for the three month period of March 2001. The reason for the increase in the comparable period is the sales of our series 2100 tracking units, as opposed to units being leased.

Service Revenue

        For the three months ended March 31, 2002, Service Revenues increased to $59,058 and consisted of sales of various computer equipment and the maintenance associated with such equipment, compared to $29,234 for the comparable period of 2001, which consisted of monitoring leased units. The main reason for the three month increase was due to the change in the type of service revenue.

Cost of Product Revenue

        Cost of Product Revenue represents the direct costs associated with the generation of product revenue, and includes cost of goods for products sold. For the three months ended March 31, 2002, Cost of Product Revenue increased to $38,432 for the first quarter of 2002, compared to $0 during the same period in 2001. The primary reason for the higher cost of product revenue in the first quarter was due to the sales of our Series 2100 tracking units due to our business model change.

Cost of Service Revenue

        Cost of Service Revenue represents the direct costs associated with the generation of service revenue. This includes direct costs of distribution of software and equipment, maintenance expenses on equipment repaired under service agreements, and the direct variable communications expenses associated with the web centric hosting services provided by iST. For the three months ended March 31, 2002, Cost of Service Revenue decreased to $30,102 for the first quarter of 2002, compared to $88,671 during the same period in 2001. The primary reason for the lower cost of sales in the first quarter was due to the transition of leasing units to the selling of units, due to the business plan change discussed herein.

Research and Development

        Research and Development expenses are the direct costs associated with the iST's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the iST's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses decreased to $126,767 for the three months ended March 31, 2002, down from $185,858 for the three month period in 2001. The main reason for the three month decrease was the completion of the Series 2100 tracking unit.

Sales, General and Administrative

        Sales, General and Administrative expenses are all the expenses associated with the operations and marketing of our company, outside of depreciation and amortization expenses and the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel, fixed telephone expenses, office leases and supplies, marketing advertising in magazines and periodicals, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three months ended March 31, 2002, Sales, General and Administrative expense increased to $1,075,374, compared from $910,344 in the comparable period of 2001. The main reasons for the three month increase were increases in salaries and wages due to additional personnel added to iST, as well as increases in compensation and other costs incurred related to various consulting agreements.

Operating (Loss)

        For the three months ended March 31, 2002, operating (loss) was $(1,195,217), compared to $(1,155,639) for the same period in 2001. The main reason for this three month decrease was higher expenses in the period, as explained above.

Interest Expense

        For the three months ended March 31, 2002, Interest expense totaled $61,444, compared to interest expense of $187,712 in the comparable period of 2001. This interest expense decrease was due to a reduction of debt in the third and fourth quarter of 2001 through the issuance of common and preferred stock, coupled with lower interest rates throughout the year.

Loan Acquisition Expense, Stockholders

        For the three months ended March 31, 2002, loan acquisition expense totaled $536,734, compared to $655,812 for the comparable period of 2001. This expense is due to stock warrants issued to various stockholders or individuals for lending us money and for their personal guarantees on the notes payable with certain banks. This expense fluctuates based on the cash needs of iST.

Net (Loss)

        For the three months ended March 31, 2002, we had a Net Loss of $(1,793,063) or $(0.08) per share, compared to a Net Loss of $(1,999,139) or $(0.11) per share, in the comparable period of 2001, for the reasons described above.

Dividends in Arrears

        For the three months ended March 31, 2002, dividends in arrears totaled $204,483 as compared to $0 for the comparable period of 2001. This increase was due to the issue of Series A Convertible Preferred Stock in November, 2001 through February, 2002. The $204,483 represents dividends in arrears for the first quarter 2002.

Net (loss) Available to Common Stockholders

        For the quarter ended March 31, 2002, we had a net (loss) available to common stockholders of $(1,997,546) compared to a net (loss) available to common stockholders of $(1,999,139) for the period ended March 31, 2001. The reasons for the difference are described above.

Liquidity and Capital Resources

        For the three months ended March 31, 2002, we used $(952,638) in cash in operating activities, we used $(212,035) in investing activities, and we generated $1,506,134 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash for the three month period of $341,461. For the same period of 2001, we used $(545,996) of cash in operating activities and another $(158,793) in investing activities. It generated $715,445 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash of $10,656.

        As of March 31, 2002, we had the following borrowing facilities in place, all of which are guaranteed by various directors of iST:

        We have a $513,898 note payable from U.S. Bank N.A. of Omaha, Nebraska. iST is repaying this loan in 35 monthly payments of $16,557 and one last payment estimated at $369,376 beginning on July 15, 2000. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus two (2) percent. As of March 31, 2002, the Index Rate was currently four and three-fourths (4.75) percent. This loan is secured by a security interest in our tangible and intangible assets.

        We have a $1,000,000 note payable from Wells Fargo Bank. Interest only payments are due monthly. The note matures on August 27, 2002 and carries an interest rate per annum equal to the prime rate. As of March 31, 2002, the prime rate is four and three-fourths (4.75)%.

        The majority of our remaining notes payable and long-term debt consists of amounts owed to individuals, primarily directors of iST, which mature within one year and carry interest rates ranging from 6% to 10%.

        We lack sufficient operating capital, and we intend to fund our ongoing development and operations through a combination of additional equity capital and further borrowings. As of March 31, 2002, we did not have commitments for either debt or share purchases to meet its planned 2002 operating capital requirements.

Significant Agreements

        We entered into a preferred distributor agreement on February 25, 2002 with Veridian Information Services, Inc. for the purchase and distribution of our products, including our Personal Tracking Units (PTUs), in the criminal justice marketplace in North America.

        The initial term of each agreement with Veridian is for two years and will automatically be extended for a one year period. Either party may terminate upon a breach by the other party which is not cured within 30 days. There are no purchase commitments in this agreement and no purchase order has been received from Veridian to date.

        The agreement states pricing and contains ordinary and usual terms for shipping dates, shipping delays, cost of shipping, transfer of title, rescheduling and order cancellations. We provide a one year repair or replacement warranty for our products and will indemnify Veridian against any claims of patent or other intellectual property infringement. Either party's liability is limited to direct damages. Our liability to Veridian is capped at the cost of the product or service, which causes any damage. We disclaim any liability for the acts of criminal offenders wearing our products. We also agreed to provide Veridian personnel with onsite training at a fixed daily cost, plus expenses, and to provide extended warranty service for our products up to three years beyond the term of the original one year manufacturer's warranty.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

        As of April 30, 2002, there is no material update to the pending litigation. The parties are currently engaged in discovery.

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

        As of April 30, 2002, there is no material update to this pending litigation.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        iST claims exemption under the Securities Act of 1933 Section 4(2) for the following equity transactions which took place in the first quarter of 2002.

  1.
  Board members were compensated in total with 12,810 shares of stock valued at $14,000 for attending (2) first quarter board meetings. The 12,810 shares are comprised of seven board members receiving 1,121 shares each on 02/19/02 and 709 shares each on 03/28/02. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 9,532, 1,282, and 5,910 shares respectively on February 19th, February 22nd, and March 28th for a total of 16,724 shares of common stock valued at $17,985 for attending (2) first quarter board meetings.

  2.
  On February 28, 2002, we issued 250,000 shares of common stock in exchange for $50,000 upon the exercise of outstanding warrants.

  3.
  On March 20, 2002, we issued 250,000 shares of common stock valued at $284,091 to an individual for services per his consulting agreement.

  4.
  On January 3rd, 4th, 7th, 11th, 16th, and 27th, and February 4th and 22nd, we issued 77,429, 77,429, 77,851, 155,703, 40,492, 40,038, 236,518, and 401,284 warrants to purchase 1,106,744 shares of its common stock to stockholders for loans to iST and charged $536,734 to expense.

        On March 28, 2002, we received cash subscriptions to purchase 2,231,363 shares of our common stock at $0.80 per share ($1,785,090 in the aggregate), which shares were covered by a registration statement filed with the Securities and Exchange Commission on Form SB-2. Because these subscriptions were received prior to the registration statement being declared effective, we offered each subscriber the opportunity to rescind its subscription. All of these subscribers declined to rescind their respective subscriptions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

        N/A

(B)    REPORTS ON FORM 8-K

        iST filed a report on Form 8-K on January 7, 2002 under Item 5. "Other Events" to report the complaint filed by iST against LEDvision Inc., d/b/a Electronic Manufacturing Technologies, Inc. ("EMT") alleging EMT breached its contract with iST by its failure to manufacture and deliver iST's model 2100 Series production units. In an additional claim, iST alleges that EMT's conduct amounted to trade disparagement and interference with its business relationships.

        Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISECURETRAC CORP
Date: May 15, 2002	By:	/s/ JAMES E. STARK James E. Stark President

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ISECURETRAC CORP (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED BALANCE SHEETS
ISECURETRAC CORP (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
ISECURETRAC CORP (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
ISECURETRAC CORP (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE