Form 10QSB
period 2002-06-30
ISECURETRAC CORP
filed 2002-08-13
CIK 1088120

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-QSB

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 0-26455

ISECURETRAC CORP.
(Exact name of small business issuer as specified in its charter)
(formerly Advanced Business Sciences, Inc.)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0347787 (IRS Employer Identification No.)
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

Yes ☒                        No ☐

        The number of issuer's shares outstanding as of August 02, 2002, was 30,135,236.

        Transitional Small Business Disclosure Form (Check One): Yes ☐    No ☒

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets
Cash	$77,671	$439
Receivables:
Trade accounts	111,836	10,560
Note	151,262	—
Employees and stockholders	30,419	700
Prepaid expenses and other	122,529	38,323

Total current assets	493,717	50,022
Leasehold Improvements and Equipment, net	207,815	103,704
Product Development Costs, net	866,945	964,340
Other Assets	8,837	11,673

Total assets	$1,577,314	$1,129,739

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Notes payable	1,585,000	1,703,920
Checks outstanding in excess of bank balance	—	144,070
Current maturities of long-term debt	192,771	234,535
Accounts payable and accrued expenses	752,836	776,869
Deferred revenue	45,019	76,563
Accrued interest payable	31,705	47,249
Preferred dividends payable	469,011	—

Total Current Liabilities	3,076,342	2,983,206

Long-term Debt, less current maturities	323,854	2,903,425

Commitments and Contingency
Stockholders' (Deficit)
Preferred stock	8,109,790	6,133,027
Common stock	29,922	25,598
Additional paid-in capital	19,696,535	15,125,671
Deficit accumulated during the development stage	(29,659,129)	(26,041,188)

Total stockholders' (deficit)	(1,822,882)	(4,756,892)

Total liabilities and stockholders' (deficit)	$1,577,314	$1,129,739

See Notes to Condensed Consolidated Financial Statements.

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product	$89,175	$—	$105,575	$—
Service	46,916	18,198	105,974	47,432

Total revenues	136,091	18,198	211,549	47,432

Costs and expenses:
Cost of product revenue	145,473	—	183,905	—
Cost of service revenue	23,639	18,549	53,741	107,220
Research and development	226,642	164,517	353,409	350,375
Sales, general and administrative	1,054,927	484,533	2,130,301	1,394,877

Total costs and expenses	1,450,681	667,599	2,721,356	1,852,472

Operating (loss)	(1,314,590)	(649,401)	(2,509,807)	(1,805,040)

Other income (expense):
Interest income	1,357	1	1,689	25
Interest expense	(42,634)	(203,456)	(104,078)	(391,168)
Loan acquisition expense, stockholders	—	(878,332)	(536,734)	(1,534,144)

Total other income (expense)	(41,277)	(1,081,787)	(639,123)	(1,925,287)

(Loss) before provision for income taxes	(1,355,867)	(1,731,188)	(3,148,930)	(3,730,327)
Provision for income taxes	—	—	—	—

Net (loss)	$(1,355,867)	$(1,731,188)	$(3,148,930)	$(3,730,327)
Preferred dividends	(196,367)	—	(400,850)	—

Net (loss) available to common stockholders	$(1,552,234)	$(1,731,188)	$(3,549,780)	$(3,730,327)

Net (loss) per share of common stock—basic and diluted	$(0.05)	$(0.09)	$(0.13)	$(0.20)

Weighted average shares common stock outstanding	29,110,002	19,605,811	27,628,854	19,126,995

See Notes to Condensed Consolidated Financial Statements.

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2002	2001
Cash flow from operating activities:
Depreciation and amortization	$143,530	$43,877
Other	(2,153,616)	(1,407,998)

Net cash (used in) operating activities	(2,010,086)	(1,364,121)

Net cash (used in) investing activities	(298,672)	(303,873)

Cash flows from financing activities:
Increase (decrease) in notes payable	(75,002)	1,723,630
Net proceeds from issuance of common stock	2,749,634	—
Other	(288,642)	(68,979)

Net cash provided by financing activities	2,385,990	1,654,651

Increase (decrease) in cash	77,232	(13,343)
Cash, beginning of period	439	55,027

Cash, end of period	$77,671	$41,684

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$119,622	$309,280
Taxes	—	—
Supplemental Disclosures of Noncash Investing and Financing Activities:
Issuance of common and preferred stock in payment of long-term debt	$2,520,681	$168,167
Preferred stock dividends declared but not paid	469,011	—

See Notes to Condensed Consolidated Financial Statements.

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    GENERAL

        The condensed consolidated balance sheet of iSECUREtrac Corp ("iST" or "we", "us", or "our") at December 31, 2001 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three and six months ended June 30, 2002 and for the three and six months ended June 30, 2001 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations and cash flows for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

        The accompanying financial statements of iSECUREtrac Corp have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of iST to continue as a going concern. As shown in the statements of operations, iST has not yet achieved profitable operations. As of June 30, 2002, iST has insufficient working capital to execute its business plan. These items raise substantial doubt about the ability of iST to continue as a going concern. Management plans to continue financing development of our technology through the plan described herein.

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

        Our board members were compensated in total with 4,375 shares of stock valued at $7,000 for attending the (1) one second quarter board meeting. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 6,935 shares of stock valued at $10,912 for attending (1) second quarter board meeting.

        In June of 2002, we issued 160,000 shares of common stock valued at $244,800 to a corporation for services per a consulting agreement.

        During the quarter ended June 30, 2002, we issued 121,522 shares of common stock valued at $43,918 to an individual for extinguishing his promissory note by exercising his warrants.

        In the second quarter of 2002, we issued 757,142 shares of common stock valued at $1,048,865, net of offering costs of $13,635 to various individuals for cash.

        During the quarter ended June 30, 2002, we issued 13,333 shares of common stock valued at $11,673 to one individual for exercising his options.

        In the second quarter of 2002, we converted 500 shares of preferred stock into 500,000 shares of common stock.

        During the quarter ended June 30, 2002, we issued 62,500 warrants to purchase 62,500 shares of common stock to an investment group, as part of its equity financing package and charged $53,675 to expense.

        In the second quarter of 2002, we granted options to purchase 115,000 shares of common stock to six employees pursuant to their stock option agreements. The exercise prices are at 85% of fair value of iST's common stock and vest ratably over two years.

        iSECUREtrac Corp., at June 30, 2002, had 10,426,657 outstanding stock options and warrants, and 8,109,800 and 6,600 shares issuable upon conversion of Series A convertible preferred stock and convertible subordinated debentures, respectively, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

3.    MANAGEMENT'S PLANS

        We plan to continue financing our technology and operations through external and related party financing. We have raised $2,700,000 and are attempting to secure an additional $1,250,000 of equity financing to fund the operations and production of our tracking devices and related services. We are also in the process of obtaining additional bridge financing from a financial institution to help cover some of our general operating expenses. In addition, the $1,000,000 note that we have with Wells Fargo Bank, which matures August 27, 2002, has been renewed until July 31, 2003. This renewal carries an interest rate per annum equal to the prime rate and requires interest only payments on a monthly basis.

        Our continuation as a going concern is dependent upon our ability to satisfactorily meet our debt obligations, meet our product development goals, secure new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.    FINANCIAL STATEMENTS SINCE INCEPTION

        Below is iST's condensed statements of operations and cash flows from inception (January 5, 1992) through June 30, 2002.

Statement of Operations

(Inception) to June 30, 2002
Revenues:
Product	$105,575
Service	636,430

Total revenues	742,005
Costs and expenses:
Cost of product revenue	183,905
Cost of service revenue	1,039,661
Research and development	3,702,636
Sales, general and administrative	17,556,745

Total costs and expenses	22,482,947

Operating (loss)	(21,740,942)
Other income (expense):
Interest income	58,073
Interest expense	(2,248,313)
Loan acquisition expense	(6,000,004)
Other, net	171,167

Total other income (expense)	(8,019,077)

(Loss) before extaordinary item and provision for income taxes	(29,760,019)
Extraordinary item
Gain from extinguishment of debt	569,901

(Loss) before provision for income taxes	(29,190,118)
Provision for income taxes	—

Net (loss)	$(29,190,118)
Preferred dividends in arrears	(469,011)

Net (loss) available to common stockholders	$(29,659,129)

Statement of Cash Flows

(Inception) to June 30, 2002
Cash flow from operating activities:
Depreciation and amortization	$1,267,153
Other	(20,005,618)

Net cash (used in) operating activities	(18,738,465)
Net cash (used in) investing activities	(2,676,681)

Cash flows from financing activities:
Increase (decrease) in notes payable	9,740,586
Net proceeds from issuance of common stock	6,798,982
Other	4,953,249

Net cash provided by financing activities	21,492,817

Increase (decrease) in cash	77,671
Cash, beginning of period	—

Cash, end of period	$77,671

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$1,372,568
Taxes	—
Supplemental Disclosures of Noncash Investing and Financing Activities:
Exchange of preferred stock for notes payable	$100,000
Conversion of note payable to long-term debt	750,000
Issuance of common and preferred stock in payment of long-term debt	12,414,506
Preferred stock dividends declared but not paid	469,011

See Notes to Condensed Consolidated Financial Statements.

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

        We have been in the process of moving from a developmental stage company to an operating company throughout the second quarter of 2002. As such, the financial results of operations reflect our primary activities transitioning from development and testing of our GPS products to production and sales of our Model 2100NC units, principally for offender monitoring in the criminal justice marketplace. We have completed the final design and began production of our series 2100 tracking unit. For the first six months of 2002, we had 103 GPS 2100NC units sold and shipped to our distributor for deployment.

        We have developed our computerized center for communication and data management (tracNET24™ platform), staffed only to maintain the system. We anticipate revenues will increase significantly in the third and fourth quarter of 2002 as we begin to deliver our new products to the criminal justice market. The tracNET24™ platform will be operated as an Application Service Provider (ASP) service, allowing agents of our distributing partners at existing monitoring centers to access and use the system to provide the monitoring services. As we continue to roll out this new product offering, our customers will have control and responsibility to monitor the movement of their individuals or assets. Utilizing our GPS tracking products, customers, through a secure internet connection, will access their information via our host website, www.tracnet24.com. This product changeover will allow our customers greater flexibility, ease of use and reduced operating costs when compared to our and our competitor's current product offerings and pricing. At the same time, it will allow us to partner with industry-specific service providers, wherein they will provide the staffing and end-user interaction, and we will supply the tracking technology and information reporting.

Product Revenue

        Product Revenue is derived from the sale of our products. For the three and six months ended June 30, 2002, Product Revenues were $89,175 and $105,575 compared to $0 for the three and six month periods of June 2001. The reason for the increase in the comparable periods is the sales of our series 2100NC tracking units, as opposed to units being leased in prior year periods.

Service Revenue

        For the three and six months ended June 30, 2002, Service Revenues increased to $46,916 and $105,974 and consisted of sales of various computer equipment and the maintenance associated with such equipment, compared to $18,198 and $47,432 for the comparable periods of 2001, which consisted of monitoring leased units. The main reason for the three and six month increase was due to the change in the type of service revenue.

Cost of Product Revenue

        Cost of Product Revenue represents the direct costs associated with the generation of product revenue, and includes cost of goods for products sold. A portion of our cost of product revenue, which began in March 2002, consists of a quarterly amortization amount of $78,715 with respect to the capitalization of our Series 2100 unit. For the three and six months ending June 30, 2002, Cost of Product Revenue increased to $145,473 and $183,905, of which product amortization was $78,715 and $104,954 respectively, compared to $0 during the same periods in 2001. The primary reason for the higher cost of product revenue in the second quarter was due to the sales of our Series 2100 tracking units due to our business model change.

Cost of Service Revenue

        Cost of Service Revenue represents the direct costs associated with the generation of service revenue. This includes direct costs of distribution of software and equipment, maintenance expenses on equipment repaired under service agreements, and the direct variable communications expenses associated with the web centric hosting services provided by iST. For the three months ending June 30, 2002, Cost of Service Revenue increased to $23,639, compared to $18,549 during the same period in 2001. For the six month period ending June 30, 2002, Cost of Service Revenue decreased to $53,741, compared to $107,220 for the same six month period in 2001. The primary reason for the overall lower cost of sales in the six month period was due to the transition of leasing units to the selling of units, due to the business plan change discussed herein.

Research and Development

        Research and Development expenses are the direct costs associated with the iST's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the iST's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses increased to $226,642 and $353,409 respectively for the three and six months ended June 30, 2002, up from $164,517 and $350,375 for the three and six month period in 2001. The main reason for the three and six month increase was the expenses incurred for the development of version two of the Series 2100 tracking unit.

Sales, General and Administrative

        Sales, General and Administrative expenses are all the expenses associated with the operations and marketing of our company, outside of depreciation and amortization expenses and the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel, fixed telephone expenses, office leases and supplies, marketing advertising in magazines and periodicals, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three and six months ended June 30, 2002, Sales, General and Administrative expense increased to $1,054,927 and $2,130,301, compared from $484,533 and $1,394,877 in the comparable periods of 2001. The main reasons for the three and six month increase were increases in salaries and wages due to additional personnel added to iST, as well as increases in compensation and other costs incurred related to various consulting agreements.

Operating (Loss)

        For the three and six months ended June 30, 2002, operating (loss) was $(1,314,590) and $(2,509,807), compared to $(649,401) and $(1,805,040) for the same periods in 2001. The main reason for the three and six month increases was higher expenses in the period, as explained above.

Interest Expense

        For the three and six months ended June 30, 2002, Interest expense totaled $42,634 and $104,078, compared to interest expense of $203,456 and $391,168 in the comparable periods of 2001. This interest expense decrease was due to a reduction of debt in the third and fourth quarter of 2001 through the issuance of common and preferred stock, coupled with lower interest rates throughout the year.

Loan Acquisition Expense, Stockholders

        For the three and six months ended June 30, 2002, loan acquisition expense was $0 and $536,734, compared to $878,332 and $1,534,144 for the comparable periods of 2001. This expense is due to stock warrants issued to various stockholders or individuals for lending us money and for their personal guarantees on the notes payable with certain banks. This expense fluctuates based on the cash needs of iST.

Net (Loss)

        For the three and six months ended June 30, 2002, we had a Net Loss of $(1,355,867) and $(3,148,930) or $(0.05)and $(0.13) per share, compared to a Net Loss of $(1,731,188) and $(3,730,327) or $(0.09) and $(0.20) per share, in the comparable period of 2001, for the reasons described above.

Preferred Dividends

        For the three and six months ended June 30, 2002, preferred dividends totaled $196,367 and $400,850, as compared to $0 for the comparable periods of 2001. This increase was due to the issue of Series A Convertible Preferred Stock in November, 2001 through February, 2002.

Net (loss) Available to Common Stockholders

        For the three and six months ended June 30, 2002, we had a net (loss) available to common stockholders of $(1,552,234) and $(3,549,780) compared to a net (loss) available to common stockholders of $(1,731,188) and $(3,730,327) in the comparable period of 2001. The reasons for the difference are described above.

Liquidity and Capital Resources

        For the six months ended June 30, 2002, we used $(2,010,086) in cash in operating activities, we used $(298,672) in investing activities, and we generated $2,385,990 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash for the six month period of $77,232. For the same period of 2001, we used $(1,364,121) of cash in operating activities and another $(303,873) in investing activities. It generated $1,654,651 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash of $(13,343).

        As of June 30, 2002, we had the following borrowing facilities in place, all of which are guaranteed by various directors of iST:

        We have a $472,907 note payable from U.S. Bank N.A. of Omaha, Nebraska. iST is repaying this loan in 35 monthly payments of $16,557 and one last payment estimated at $369,376 beginning on July 15, 2000. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus two (2) percent. As of June 30, 2002, the Index Rate was currently four and three-fourths (4.75) percent. This loan is secured by a security interest in our tangible and intangible assets.

        We have a $1,000,000 note payable from Wells Fargo Bank. Interest only payments are due monthly. The note matures on August 27, 2002 and carries an interest rate per annum equal to the prime rate. As of June 30, 2002, the prime rate is four and three-fourths (4.75)%. This note was just recently renewed until July 31, 2003 with interest only monthly payments and an interest rate per annum equal to the prime rate.

        The majority of our remaining notes payable and long-term debt consists of amounts owed to individuals, primarily directors of iST, which mature within one year and carry interest rates ranging from 6% to 10%.

        We lack sufficient operating capital, and we intend to fund our ongoing development and operations through a combination of additional equity capital and further borrowings. As of June 30, 2002, we did not have commitments for either debt or share purchases to meet its planned 2002 operating capital requirements.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On April 25, 2002, iSecureTrac Corp. and Pro Tech Monitoring, Inc. agreed to settle the pending patent litigation that was outstanding in the United States Federal District Court, Case No. 8:00-CV-624 under terms of a confidential settlement agreement. On May 31, 2002, the case was dismissed with prejudice by the United States Federal District Court for the Middle District of Florida.

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

        As of July 26, 2002, there is no material update to this pending litigation with EMT.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        iST claims exemption under the Securities Act of 1933 Section 4(2) for the following equity transactions which took place in the second quarter of 2002.

  1.
  Board members were compensated in total with 4,375 shares of stock valued at $7,000 for attending (1) second quarter board meeting. The 4,375 shares are comprised of seven board members receiving 625 shares each on 06/12/02. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 972, 5,208, and 755 shares respectively on April 12th, June 12th, and June 20th for a total of 6,935 shares of common stock valued at $10,912 for attending (1) second quarter board meeting.

  2.
  On April 24, 2002, we issued 13,333 shares of common stock valued at $11,673 to an individual for exercising his options.

  3.
  On April 25, 2002, we issued 121,522 shares of common stock valued at $43,918 to an individual for extinguishing his promissory note by exercising his warrants.

  4.
  On June 06, 2002, we issued 160,000 shares of common stock valued at $244,800 to an individual for services per his consulting agreement.

  5.
  On April 24 and May 28, 2002, we converted 200 and 300 shares of preferred stock respectively into 200,000 and 300,000 shares of common stock.

  6.
  On June 27, 2002, we issued 62,500 warrants to purchase 62,500 shares of our common stock to an investment group as part of its equity financing package with iST.

        On April 25, May 16, June 14, and June 27, 2002, we received cash subscriptions totaling $1,062,500 to purchase a total of 757,142 shares of our common stock, which shares were covered by a registration statement filed with the Securities and Exchange Commission on Form SB-2.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2002 Annual Meeting of Stockholders on May 31, 2002. All matters placed before security holders received the necessary votes to pass. The following nine individuals were elected to continue a one year term as directors of iSecureTrac Corp. until the 2003 Annual Meeting of Stockholders: Robert Badding, 24,131,091 votes for and 1,050 votes against, Martin Halbur, 24,131,091 votes for and 1,050 votes against, Roger Kanne, 24,131,091 votes for and 1,050 votes against, Michael May, 24,127,141 votes for and 5,000 votes against, Ronald Muhlbauer, 24,131,091 votes for and 1,050 votes against, Ravi Nath, 24,130,141 votes for and 2,000 votes against, Rik Smith, 24,130,141 votes for and 2,000 votes against, Jim Stark, 24,127,141 votes for and 5,000 votes against, and Thomas Wharton Jr., 24,130,141 votes for and 2,000 votes against.

        Also receiving the necessary votes to pass was the ratification of McGladrey & Pullen, LLP as our independent auditors for 2002. The results were as follows: 24,082,285 votes for, 1,050 votes against, and 48,806 votes abstained.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (A)
  EXHIBITS

  99.1
  Certification of Chief Executive Officer and Chief Financial Officer

  (B)
  REPORTS ON FORM 8-K

        Not Applicable

        Items 3 and 5 are not applicable and have been omitted.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISECURETRAC CORP
Dated: August 13, 2002	By:	/s/ JAMES E. STARK James E. Stark President

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Statement of Operations
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE