Form 10QSB
period 2002-09-30
ISECURETRAC CORP
filed 2002-11-13
CIK 1088120

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-QSB

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 0-26455

ISECURETRAC CORP.
(Exact name of small business issuer as specified in its charter)
(formerly Advanced Business Sciences, Inc.)

DELAWARE	87-0347787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5022 S. 114th Street, Suite #103 OMAHA, NEBRASKA 68137 (402) 537-0022 (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        The number of issuer's shares outstanding as of November 01, 2002, was 30,871,842.

        Transitional Small Business Disclosure Form (Check One): YES ☐    NO ☒

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets
Cash	$439	$439
Receivables:
Trade accounts	69,374	10,560
Note	123,262	—
Employees and stockholders	—	700
Prepaid expenses and other	75,603	38,323

Total current assets	268,679	50,022
Leasehold Improvements and Equipment, net	225,987	103,704
Product Development Costs, net	782,875	964,340
Other Assets	8,460	11,673

Total assets	$1,286,000	$1,129,739

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Notes payable	1,893,368	1,703,920
Checks outstanding in excess of bank balance	148,559	144,070
Current maturities of long-term debt	471,429	234,535
Accounts payable and accrued expenses	779,719	776,869
Deferred revenue	—	76,563
Accrued interest payable	49,760	47,249
Preferred dividends payable	203,861	—

Total Current Liabilities	3,546,696	2,983,206

Long-term Debt, less current maturities	—	2,903,425

Commitments and Contingency
Stockholders' (Deficit)
Preferred stock	8,278,801	6,133,027
Common stock	30,640	25,598
Additional paid-in capital	20,445,227	15,125,671
Deficit accumulated during the development stage	(31,015,364)	(26,041,188)

Total stockholders' (deficit)	(2,260,696)	(4,756,892)

Total liabilities and stockholders' (deficit)	$1,286,000	$1,129,739

See Notes to Condensed Consolidated Financial Statements.

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product	$220,955	$—	$326,530	$—
Service	31,452	1,920	137,426	49,352

Total revenues	252,407	1,920	463,956	49,352

Costs and expenses:
Cost of product revenue	244,043	—	427,948	—
Cost of service revenue	22,674	1,954	76,415	109,174
Research and development	209,148	48,839	562,557	399,214
Sales, general and administrative	874,289	820,722	3,004,590	2,215,599

Total costs and expenses	1,350,154	871,515	4,071,510	2,723,987

Operating (loss)	(1,097,747)	(869,595)	(3,607,554)	(2,674,635)

Other income (expense):
Interest income	—	1	1,689	26
Interest expense	(54,627)	(200,740)	(158,705)	(591,908)
Loan acquisition expense, stockholders	—	(310,421)	(536,734)	(1,844,565)
Other, net	—	199,875	—	199,875

Total other income (expense)	(54,627)	(311,285)	(693,750)	(2,236,572)

(Loss) before provision for income taxes	(1,152,374)	(1,180,880)	(4,301,304)	(4,911,207)
Provision for income taxes	—	—	—	—

Net (loss)	$(1,152,374)	$(1,180,880)	$(4,301,304)	$(4,911,207)
Preferred dividends	(203,861)	—	(604,711)	—

Net (loss) available to common stockholders	$(1,356,235)	$(1,180,880)	$(4,906,015)	$(4,911,207)

Net (loss) per share of common stock—basic and diluted	$(0.04)	$(0.05)	$(0.17)	$(0.25)

Weighted average shares common stock outstanding	30,208,104	21,636,012	28,488,604	19,980,898

See Notes to Condensed Consolidated Financial Statements.

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
	2002	2001
Cash flow from operating activities:
Depreciation and amortization	$244,997	$59,830
Other	(3,021,155)	(1,888,159)

Net cash (used in) operating activities	(2,776,158)	(1,828,329)

Net cash (used in) investing activities	(305,860)	(528,379)

Cash flows from financing activities:
Increase in notes payable	233,366	2,677,935
Net proceeds from issuance of common stock	3,033,931	—
Other	(185,279)	(173,641)

Net cash provided by financing activities	3,082,018	2,504,294

Increase in cash	—	147,586
Cash, beginning of period	439	55,027

Cash, end of period	$439	$202,613

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$156,194	$405,003
Taxes	—	—
Supplemental Disclosures of Noncash Investing and Financing Activities:
Issuance of common and preferred stock in payment of long-term debt	$2,520,681	$1,226,095
Issuance of preferred stock in payment of preferred stock dividends	469,011	—
Preferred stock dividends declared but not paid	203,861	—

See Notes to Condensed Consolidated Financial Statements.

ISECURETRAC CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    GENERAL

        The condensed consolidated balance sheet of iSECUREtrac Corp ("iST" or "we", "us", or "our") at December 31, 2001 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three and nine months ended September 30, 2002 and for the three and nine months ended September 30, 2001 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations and cash flows for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

        The accompanying financial statements of iSECUREtrac Corp have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of iST to continue as a going concern. As shown in the statements of operations, iST has not yet achieved profitable operations. As of September 30, 2002, iST has insufficient working capital to execute its business plan. These items raise substantial doubt about the ability of iST to continue as a going concern. Management plans to continue financing operations and development of our technology through the plan described herein.

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

        Our board members were compensated in total with 15,457 shares of stock valued at $13,000 for attending (2) two third quarter board meetings. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 21,258 shares of stock valued at $18,621 for attending (2) third quarter board meetings.

        In the third quarter of 2002, we issued 260,000 shares of common stock valued at $281,200 to various individuals for cash.

        During the quarter ended September 30, 2002, we issued 11,000 shares of common stock valued at $3,097 to one individual for exercising his options.

        In the third quarter of 2002, we converted 300 shares of preferred stock into 300,000 shares of common stock.

        In September of 2002, we issued 110,000 shares of common stock valued at $98,800 to (2) two companies for services per consulting agreements.

        In the third quarter of 2002, we granted options to purchase 205,000 shares of common stock to one employee and four consultants pursuant to their stock option agreements. The exercise prices are at 85% of fair value of iST's common stock and vest ratably over 6 months to two years.

        iSECUREtrac Corp., at September 30, 2002, had 10,600,657 outstanding stock options and warrants, and 8,278,871 and 6,600 shares issuable upon conversion of Series A convertible preferred stock and convertible subordinated debentures, respectively, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

3.    MANAGEMENT'S PLANS

        We plan to continue financing our technology and operations through external and related party financing. We have raised $2,981,200 and are working to secure an additional $3,500,000 of equity financing to fund the operations and production of our tracking devices and related services. We are also in the process of obtaining additional bridge financing from a financial institution to help cover some of our general operating expenses. In addition, the $1,000,000 note that we have with Wells Fargo Bank, which matured August 27, 2002, has been renewed until July 31, 2003. This renewal carries an interest rate per annum equal to the prime rate and requires interest only payments on a monthly basis.

        Management plans to hire additional sales and sales support staff to expand iST's sales opportunities within the United States. We believe that the addition of sales personnel will enable us to increase sales on an accelerated basis.

        Our continuation as a going concern is dependent upon our ability to satisfactorily meet our debt obligations, meet our product development goals, secure new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.    FINANCIAL STATEMENTS SINCE INCEPTION

        Below is iST's condensed statements of operations and cash flows from inception (January 5, 1992) through September 30, 2002.

Statement of Operations

(Inception) to September 30, 2002
Revenues:
Product	$326,530
Service	667,882

Total revenues	994,412

Costs and expenses:
Cost of product revenue	427,948
Cost of service revenue	1,062,335
Research and development	3,911,784
Sales, general and administrative	18,431,034

Total costs and expenses	23,833,101

Operating (loss)	(22,838,689)

Other income (expense):
Interest income	58,073
Interest expense	(2,302,940)
Loan acquisition expense, stockholders	(6,000,004)
Other, net	171,167

Total other income (expense)	(8,073,704)

(Loss) before extraordinary item and provision for income taxes	(30,912,393)
Extraordinary item, gain from extinguishment of debt	569,901
(Loss) before provision for income taxes	(30,342,492)
Provision for income taxes	—

Net (loss)	$(30,342,492)
Preferred dividends	(672,872)

Net (loss) available to common stockholders	$(31,015,364)

Statement of Cash Flows

(Inception) to September 30, 2002
Cash flow from operating activities:
Depreciation and amortization	$1,368,620
Other	(20,873,157)

Net cash (used in) operating activities	(19,504,537)
Net cash (used in) investing activities	(2,683,869)

Cash flows from financing activities:
Increase (decrease) in notes payable	10,048,954
Net proceeds from issuance of common stock	7,083,279
Other	5,056,612

Net cash provided by financing activities	22,188,845

Increase (decrease) in cash	439
Cash, beginning of period	—

Cash, end of period	$439

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$1,409,140
Taxes	—
Supplemental Disclosures of Noncash Investing and Financing Activities:
Exchange of preferred stock for notes payable	$100,000
Conversion of note payable to long-term debt	750,000
Issuance of common and preferred stock in payment of long-term debt	12,414,506
Issuance of preferred stock in payment of preferred stock dividends	469,011
Preferred stock dividends declared but not paid	203,861

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

        We have been in the process of moving from a developmental stage company to an operating company throughout the third quarter of 2002. As such, the financial results of operations reflect our primary activities transitioning from development and testing of our GPS products to production and sales of our Model 2100NC units, principally for offender monitoring in the criminal justice marketplace. We completed the final design and began production of our series 2100 tracking unit in the first quarter of 2002. For the first nine months of 2002, we had 318 GPS 2100NC units sold and shipped to our distributor for deployment.

        We have developed our computerized center for communication and data management (tracNET24™ platform), staffed only to maintain the system. We anticipate revenues will increase significantly in the fourth quarter of 2002 and first quarter of 2003 as we begin to deliver our new products to the criminal justice market. The tracNET24™ platform will be operated as an Application Service Provider (ASP) service, allowing agents of our distributing partners at existing monitoring centers to access and use the system to provide the monitoring services. As we continue to roll out this new product offering, our customers will have control and responsibility to monitor the movement of their individuals or assets. Utilizing our GPS tracking products, customers, through a secure internet connection, will access their information via our host website, www.tracnet24.com. Our product will allow our customers greater flexibility, ease of use and reduced operating costs when compared to our and our competitor's current product offerings and pricing. At the same time, it will allow us to partner with industry-specific service providers, wherein they will provide the staffing and end-user interaction, and we will supply the tracking technology and information reporting.

        In addition, management plans to hire additional sales and sales support staff to expand iST's sales opportunities within the United States. We believe that the addition of sales personnel will enable us to increase sales on an accelerated basis.

Product Revenue

        Product Revenue is derived from the sale of our products. For the three and nine months ended September 30, 2002, Product Revenues were $220,955 and $326,530 compared to $0 for the three and nine month periods of September 2001. The reason for the increase in the comparable periods is the sales of our series 2100NC tracking units, as opposed to units being leased in prior year periods.

Service Revenue

        For the three and nine months ended September 30, 2002, Service Revenues were $31,452 and $137,426 and consisted of sales of various computer equipment and the maintenance associated with such equipment, compared to $1,920 and $49,352 for the comparable periods of 2001, which consisted of monitoring leased units. The main reason for the three and nine-month increase was due to the change in the type of service revenue.

Cost of Product Revenue

        Cost of Product Revenue represents the direct costs associated with the generation of product revenue, and includes cost of goods for products sold. A portion of our cost of product revenue, which began in March 2002, consists of a quarterly amortization amount of $78,715 with respect to the capitalization of our Series 2100 unit. For the three and nine months ending September 30, 2002, Cost of Product Revenue increased to $244,043 and $427,948, of which product amortization was $78,715 and $183,669 respectively, compared to $0 during the same periods in 2001. The primary reason for the higher cost of product revenue in the third quarter was due to the sales of our Series 2100 tracking units.

Cost of Service Revenue

        Cost of Service Revenue represents the direct costs associated with the generation of service revenue. This includes direct costs of distribution of software and equipment, maintenance expenses on equipment repaired under service agreements, and the direct variable communications expenses associated with the web centric hosting services provided by iST. For the three months ending September 30, 2002, Cost of Service Revenue increased to $22,674, compared to $1,954 during the same period in 2001. For the nine-month period ending September 30, 2002, Cost of Service Revenue decreased to $76,415, compared to $109,174 for the same nine month period in 2001. The primary reason for the overall lower cost of sales in the nine month period was due to the transition of leasing units to the selling of units.

Research and Development

        Research and Development expenses are the direct costs associated with the iST's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the iST's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses increased to $209,148 and $562,557 respectively for the three and nine months ended September 30, 2002, up from $48,839 and $399,214 for the three and nine month period in 2001. The main reason for the three and nine-month increase were increases in salaries and wages due to additional personnel added to iST for software development associated with our Series 2100 tracking unit.

Sales, General and Administrative

        Sales, General and Administrative expenses are all the expenses associated with the operations and marketing of our company, outside of depreciation and amortization expenses and the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel, fixed telephone expenses, office leases and supplies, marketing advertising in magazines and periodicals, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three and nine months ended September 30, 2002, Sales, General and Administrative expense increased to $874,289 and $3,004,590, compared from $820,722 and $2,215,599 in the comparable periods of 2001. The main reasons for the three and nine month increase were increases in salaries and wages due to additional personnel added to iST, as well as increases in compensation and other costs incurred related to various consulting agreements.

Operating (Loss)

        For the three and nine months ended September 30, 2002, operating (loss) was $(1,097,747) and $(3,607,554), compared to $(869,595) and $(2,674,635) for the same periods in 2001. The main reason for the three and nine month increases was higher expenses in the period, as explained above.

Interest Expense

        For the three and nine months ended September 30, 2002, Interest expense totaled $54,627 and $158,705, compared to interest expense of $200,740 and $591,908 in the comparable periods of 2001. This interest expense decrease was due to a reduction of debt in the third and fourth quarter of 2001 through the issuance of common and preferred stock, coupled with lower interest rates throughout the year.

Loan Acquisition Expense, Stockholders

        For the three and nine months ended September 30, 2002, loan acquisition expense was $0 and $536,734, compared to $310,421 and $1,844,565 for the comparable periods of 2001. This expense is due to stock warrants issued to various stockholders or individuals for lending us money and for their personal guarantees on the notes payable with certain banks. This expense fluctuates based on the cash needs of iST.

Net (Loss)

        For the three and nine months ended September 30, 2002, we had a Net Loss of $(1,152,374) and $(4,301,304) or $(0.04)and $(0.17) per share, compared to a Net Loss of $(1,180,880) and $(4,911,207) or $(0.05) and $(0.25) per share, in the comparable period of 2001, for the reasons described above.

Preferred Dividends

        For the three and nine months ended September 30, 2002, preferred dividends totaled $203,861 and $604,711, as compared to $0 for the comparable periods of 2001. This increase was due to the issue of Series A Convertible Preferred Stock in November, 2001 through July, 2002.

Net (loss) Available to Common Stockholders

        For the three and nine months ended September 30, 2002, we had a net (loss) available to common stockholders of $(1,356,235) and $(4,906,015) compared to a net (loss) available to common stockholders of $(1,180,880) and $(4,911,207) in the comparable period of 2001. The reasons for the difference are described above.

Liquidity and Capital Resources

        For the nine months ended September 30, 2002, we used $(2,776,158) in cash in operating activities, we used $(305,860) in investing activities, and we generated $3,082,018 in cash from financing activities. The total of all cash flow activities resulted in no change in the balance of cash for the nine month period. For the same period of 2001, we used $(1,828,329) of cash in operating activities and another $(528,379) in investing activities. It generated $2,504,294 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash of $147,586.

        As of September 30, 2002, we had the following borrowing facilities in place, all of which are guaranteed by various directors of iST:

        We have a $431,429 note payable from U.S. Bank N.A. of Omaha, Nebraska. iST is repaying this loan in 35 monthly payments of $16,557 and one last payment estimated at $369,376 due June 30, 2003. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus two (2) percent. As of September 30, 2002, the Index Rate was currently four and three-fourths (4.75) percent. This loan is secured by a security interest in our tangible and intangible assets.

        We have a $1,000,000 note payable from Wells Fargo Bank. Interest only payments are due monthly. The note matures on July 31, 2003 and carries an interest rate per annum equal to the prime rate. As of September 30, 2002, the prime rate is four and three-fourths (4.75)%.

        We have a $98,318 note payable from Nebraska State Bank of Omaha. This short-term note matures on January 21, 2003 and carries an interest rate of seven and one-fourth (7.25)% due at maturity.

        The majority of our remaining notes payable and long-term debt consists of amounts owed to individuals, primarily directors of iST, which mature within one year and carry interest rates ranging from 6% to 10%.

        We lack sufficient operating capital, and we intend to fund our ongoing development and operations through a combination of additional equity capital and further borrowings. As of September 30, 2002, we did not have commitments for either debt or share purchases to meet its planned 2002 operating capital requirements.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

        An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures as of November 6, 2002. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of November 6, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to November 6, 2002.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

        As of October 14, 2002, the case is in the discovery phase.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        iST claims exemption under the Securities Act of 1933 Section 4(2) for the following equity transactions which took place in the third quarter of 2002.

  1.
  Board members were compensated in total with 15,457 shares of stock valued at $13,000 for attending (2) third quarter board meetings. The 15,457 shares are comprised of six board members receiving 909 shares each on 07/31/02 and seven board members receiving 1,429 shares each on 09/27/02. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 7,576, 1,777, and 11,905 shares respectively on July 31st, August 5th, and September 27th for a total of 21,258 shares of common stock valued at $18,621 for attending (2) third quarter board meetings.

  2.
  On August 29, 2002, we issued 11,000 shares of common stock valued at $3,097 to an individual for exercising his options.

  3.
  On September 5, 2002, we issued 100,000 shares of common stock valued at $92,000 to a company for services per its consulting agreement.

  4.
  On September 30, 2002, we issued 10,000 shares of common stock valued at $6,800 to a corporation for services per its consulting agreement.

  5.
  On September 10, 2002, we converted 300 shares of preferred stock into 300,000 shares of common stock.

        On July 2, July 9, and August 20, 2002, we received cash subscriptions totaling $281,200 to purchase a total of 260,000 shares of our common stock, which shares were covered by a registration statement filed with the Securities and Exchange Commission on Form SB-2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not Applicable

ITEM 5. OTHER INFORMATION.

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)
EXHIBITS

  99.1    Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)
REPORTS ON FORM 8-K

  Not Applicable

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISECURETRAC CORP
Date: November 13, 2002	By:	/s/ James E. Stark James E. Stark President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael P. May, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of iSECUREtrac Corp.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date November 13, 2002	/s/ Michael P. May Michael P. May Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James E. Stark, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of iSECUREtrac Corp.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date November 13, 2002	/s/ James E. Stark James E. Stark Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE