Form 10KSB
period 2002-12-31
ISECURETRAC CORP
filed 2003-03-31
CIK 1088120

     As filed with the Securities and Exchange Commission on March __, 2003.
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-KSB
         (Mark One)

            [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 2002

                                                        OR

            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _____________ to ___________.

                        Commission file number: 000-26455

                                ISECURETRAC CORP.
                 (Name of small business issuer in its charter)

              DELAWARE                                        87-0347787
    (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

                       5022 South 114th Street, Suite 103
                              Omaha, Nebraska 68137
               (Address of principal executive offices)(Zip Code)
                    Issuer's telephone number: (402) 537-0022

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $503,002.

As of February 28, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was approximately $11,848,078.

The number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2003: 36,426,720 (one class).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2002 are incorporated by reference in Items 10, 11, 12 and 13 of
Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure format (check one): YES [X] NO [ ]

===============================================================================

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

         Because we have a limited operating history, it is difficult to evaluate our business. Factors that may cause us to fail to meet our business goals include the following: our ability to raise adequate capital to finance our business plan; our future financial condition, liquidity and business prospects generally; our inability to respond to competitive market conditions; marketplace acceptance of our products and market demand for our products; perceived opportunities in the marketplace for our products and our other products under development; future sales levels and other business plans for the future. Our profitability will require the successful commercialization of our Series 2100 Personal Tracking Unit (PTU) and tracNET24 software. No assurances can be given when this will occur or that we will ever be profitable.

      (a) Business Development

         iSecureTrac Corp. ("iST") is an emerging technology company. We have developed a Global Positioning Satellite (GPS) based tracking and monitoring system for criminal offenders on parole, probation or pre-trial release, consisting of a PTU and a web-based automated monitoring system made available for use by agencies through the Internet. In the first quarter of 2002, we completed our Series 2100 PTU development and started producing manufactured units. At the same time, we completed our first production release of tracNET24, our automated monitoring software. We installed tracNET24 on our servers at a secure, off-site collocation facility for accessibility by our customers through the Internet. Direct sales of our new Series 2100 PTUs and our tracNET24 services began in December, 2002 and revenues from such sales have increased in the first quarter of 2003. With the agreements we signed in the first two months of 2003; five end-user agencies, one service provider and two new distributors, with revenues generated in the current quarter and anticipated future revenues, we have established ourselves as an operating company during the fourth quarter of 2002. For the first three quarters of 2002, we reported as a development stage company.

         We continue to enhance our products with additional features requested by our customers from time to time; reduce the cost of our products through volume production; and improve response time of tracNET24 by continuing to streamline firmware, software and communications.

         We were incorporated under the laws of the State of Colorado on June 13, 1983 under the name Sage Institute International, Inc. A Delaware corporation under the name Sage Analytics International, Inc. was incorporated on July 17, 1986; and, on September 2, 1986, we reincorporated as a Delaware corporation by merging the Colorado Corporation with and into the Delaware Corporation.

         On December 17, 1997, the stockholders of Advanced Business Sciences, Inc., a Nebraska corporation, concluded a share exchange with our Company (the "Share Exchange") whereupon the Nebraska corporation became the wholly owned subsidiary of our Company and control was transferred to the former stockholders of the Nebraska corporation. We subsequently changed our name to Advanced Business Sciences, Inc. We changed our name to iSecureTrac Corp., effective June 19, 2001. This name change was made to better reflect our current and future business activities of providing advanced tracking solutions for the monitoring of individuals and assets via a secure web hosted application.

      (b) Business of Issuer

         (i) Introduction

         Prior to the Share Exchange, our business plan was to develop methodology and software which would identify potential failures facing an organization or project, rank such failures in order of significance and determine their root causes. We marketed the technology to both government and private industry. We conducted no business operations from April 1996 until the completion of the Share Exchange on December 17, 1997; whereupon our Company began to develop, produce and market GPS based tracking solutions for criminal offenders as described in this Form 10-KSB.

         Our product, which utilizes GPS technology, wireless communications and proprietary computer software, provides real time monitoring, tracking and reporting of adult and juvenile offenders as a criminal justice rehabilitative alternative. Based on our patented technology it is the next generation of software and hardware. Our system tracks the geographic location of every offender in the system, reports specific activities and identifies violations against customer-established parameters. This information is then delivered to the appropriate authorities using various methods, including telephone calls, paging, e-mail and web-based reports. We believe use of our system can offer substantial cost savings over the cost of incarceration and improve the efficiency of probation and parole officers. It also offers the backlogged criminal justice systems a more secure solution to the problems of rapidly growing criminal populations, overcrowded correctional facilities and more lenient sentencing alternatives.

         Although the criminal justice market is our primary market, we have had discussions with and marketed our GPS tracking system to potential users in transportation and other markets. We believe that our system is readily adaptable to meet the needs of locating and tracking of vehicles and other assets.

    (ii) The Electronic Monitoring Market

         According to the U.S. Bureau of Justice Statistics latest report dated August 25, 2002, 6.6 million adults were under some form of correctional supervision at December 31, 2001. The number of prisoners under the jurisdiction of federal or state correctional authorities on that date reached a record high of 2.0 million. Moreover, 4.6 million adults were under parole or probation supervision. The total adult correctional population has increased 45.3% from 1991 to 2001.

         This growth has resulted in stresses on the correctional system in terms of both management and costs. While this has led to increased use of probation and parole as alternatives to incarceration, caseworkers are unable to monitor probationers and parolees effectively. Electronic monitoring enhances the ability of caseworkers to monitor the activities of probationers and parolees, as well as affording electronic monitoring as an economic alternative to incarceration.

         Electronic monitoring offers two distinct advantages over incarceration, 1) it reduces the public's tax burden by allowing the offender to work and, subsequently, to pay for electronic monitoring costs, and 2) it reduces prison and jail overcrowding by providing a viable alternative to incarceration.

         The traditional electronic monitoring application utilizes (1) a fixed location radio frequency device connected to a power source and telephone line (a "house arrest unit") and (2) a tamper-proof transmitter cuff worn by the offender. The individual under house arrest must remain within a specified distance of the house arrest unit. When they leave that proximity, the house arrest unit transmits a notification over the telephone line to a monitoring center. The monitoring center software and operators determine if this is a permitted or authorized departure, using tables of individual schedules provided by the contracting authorities. If they determine it is a violation of the programmed schedule, a violation notice is created and the appropriate authorities are contacted using pre-established protocols. These protocols can include voice calls, paging, faxing, e-mail or some combination. Additionally, reports are created for transmission as required by the customer organization.

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

         We believe there is a substantial opportunity to provide a system to allow offenders to be tracked and monitored away from the fixed house arrest location. In early 1994, our Company began looking into the feasibility of utilizing GPS receivers and wireless communications technologies in a device which could be worn by offenders and thus allow electronically supervised release from house arrest. In December of 1994, we described our concepts in a patent application filed with the United States Patent and Trademark Office for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals." Over the next seven years, we continued to develop a system of continuous monitoring of mobile offenders by creating smaller and lighter Personal Tracking Units (PTUs) and refining the software to track and monitor the location of the PTUs. In late 1995, we began to field test PTUs. Our lunch pail sized units were extensively tested by the Nebraska Department of Corrections and the concept was proven. In 1997, size had been reduced and functionality was increased. Our 1702 model PTU, the size and shape of a "bag phone", was capable of changing inclusion and exclusion zones while mobile through parameters downloaded from central monitoring computers, another first for the industry. The 1702 model was used by state probation officers in Texas, Arizona and Illinois. In the meantime, we filed two additional patent applications, in 1997 and 1998. In 2000, we were issued two patents for the apparatus and method of tracking persons or mobile objects with the use of GPS and wireless communications. In 2002 we launched our new Series 2100 PTU and our web-based tracNET24 automated monitoring system (see below "The Products and Services of Our Company").

         We derive our revenue from selling and leasing PTUs and related products such as cuff transmitters and docking stations; selling services such as training and data archiving; and, from providing the use of our web based tracking and monitoring system, known as tracNET24(TM). tracNET24 is a hosted application, accessible to our distributors and their justice agency customers through secured logins and allows tracking and monitoring of all electronically activated PTUs. For each PTU monitored through tracNET24, we charge a daily hosting fee. Our agreements are with distributors, service providers (i.e. private companies which operate monitoring centers for state and county agencies), and state and county agencies.

         Our agreements with state and county agencies and service providers typically take the form of leasing our PTUs and providing hosting services for activated units, all for a daily fee per PTU. The usual term of such agreements is from one to three years, with automatic one year renewals thereafter. PTUs must be returned at the end of the lease term or be paid for, in full, at the retail price listed in the agreement. During the term of the lease, daily rental fees are charged for each unit delivered and daily service fees are charged for each unit activated for tracking by the end-user.

         Our agreements with distributors typically take the form of sales agreements, authorizing resales and leases of our PTUs, and Hosting Services agreements, whereby we agree to provide tracNET24 via the Internet for all PTUs sold to the distributor. The usual term of our distribution agreements is from three to five years, with automatic one year renewals thereafter. We warrant our products to be free from defects and to operate in accordance with our published product specifications for a period of one year. Negotiated product volume discounts, product shipping and delivery terms, and pricing for training, and extended product warranties are also described in our agreements. Our standard Hosting Services agreements with our distributors contain terms for guaranteed system availability and capacity, accessibility through the Internet with standard browsing software and charges for data archiving.

    (iii) Competition

  We believe that only one other company, Pro Tech Monitoring, Inc., has a GPS-based product in the field today. We compete with Pro Tech Monitoring on the basis of price, quality of product and quality of service.

    (iv) Business Strategy

The key elements of our business strategy are to:

o Be a leader in applying GPS technology to applications for tracking and monitoring individuals on parole, probation and pre-trial release. To accomplish this goal:

         - We have devoted significant resources to develop and improve our products.

         - We are constantly evaluating improvements in technology components and communications systems and new or improved capabilities for our products.

         - We have signed lease and service agreements with end-user agencies and service providers since the release of our new Series 2100 Personal Tracking Unit and are stepping up marketing and sales to other such agencies and providers.

         - We have signed distribution and hosting services agreements with leading private monitoring centers and are pursuing other appropriate distributors to replace traditional house arrest with our GPS based system.

o Target application opportunities within other specific market niches for tracking individuals and tangible assets and to be a supplier of equipment and software to those end markets.

o Maintain the capability to undertake special projects, funded by specific customers to meet their unique needs. These special projects will be done to advance iST's knowledge in certain markets and to fund development within specific application areas. To date, we have worked on no special projects.

         To date, we have had limited revenue from operations and have accumulated significant losses. Consequently, we have had difficulty in obtaining funding from commercial lenders, thereby requiring us to obtain funding from private sources. On March 7, 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC. Under the terms of the agreement, Fusion Capital shall buy up to $6,000,000 of our common stock over a period of 30 months. The Company has the right to control the timing and the amount of common stock sold with the limit being $200,000 a month as defined in the agreement. We may not be able to find adequate sources of funding to implement our strategic goals. Moreover, there is no assurance that we will ever generate significant revenues or profits.

     (v) The Products and Services of Our Company

         Our introduction of our next generation product, our Series 2100 Personal Tracking Unit, commenced in the first quarter of 2002. The Series 2100 Personal Tracking Unit provides our customers with real-time monitoring of any individual or thing on either a continuous or periodic basis through the Internet, whether the person or object is moving or is at a fixed location.

         The Series 2100 Personal Tracking Unit offering consists of the following components:

         A tracking unit is worn by or placed near the subject. The tracking unit is secured to the subject via a wireless cuff, which is about the size of a standard wristwatch. The wireless cuff is waterproof and shockproof; our case and strap are designed to be tamper resistant. The tracking unit utilizes information from the GPS to triangulate the subject's physical position. The tracking unit then transmits this and other information to the tracNET24 hosting center. In addition, the tracking unit can be used in a docking station (which is similar to a cradle for a cordless telephone) as a house arrest monitor.

         The tracking unit monitors the status of the wireless cuff and itself and reports the following conditions:

         o Status of radio frequency contact between tracking unit and the house arrest monitor, including proximity violations (i.e. failure to remain within specified proximity of the house arrest monitor)

         o        Tampering with tracking unit or the house arrest monitor

         o Status of communications between the house arrest monitor and the operations center

         o        Status of power connection of the house arrest monitor

         o        Status of tracking unit battery

         o Inclusion zone violations (i.e. subject being out of a designated area inappropriately)

         o Exclusion zone violations (i.e., being in an area or location from which the subject is prohibited)

         o Find Me Mapping (i.e. allows customers to locate the specific location of the unit and our offender at any given time)

         Each customer will access and maintain their offender information and will also monitor the movement of offenders through our host software on the Internet. The customer can build daily schedules and program inclusion and exclusion zones via their Internet connection. We provide various levels of service to meet the specific needs of our customers.

     (vi) The Technology

         (A) Wireless communications are transmitted through space via radio frequency radiation, one of several types of electromagnetic radiation. The radio frequency part of the electromagnetic spectrum is generally defined as electromagnetic radiation with frequencies in the range of 3 kilohertz to 300 gigahertz. One "hertz" equals one cycle per second. A kilohertz ("kHz") is one thousand-hertz, a megahertz ("MHz") is one million-hertz and a gigahertz ("GHz") is one billion-hertz. Microwave radiation is a high-frequency form of radio frequency radiation usually defined as from about 300 MHz to 300 GHz.

         Familiar uses of radio frequency radiation involving telecommunications include AM and FM radios, television, citizens band radio, hand-held walkie-talkies, amateur radio, short-wave radio, cordless telephones and microwave point-to-point and ground-to-satellite telecommunications links. Non-telecommunications applications include microwave ovens and radar.

         The manufacture, sale and use of devices, which utilize any part of the radio frequency radiation spectrum, are subject to regulation. The Federal Communications Commission (the "FCC") is the principal agency responsible for such regulation within the United States. State and local governments, however, exercise some control respecting the siting of wireless facilities. While many transmitters (such as radio stations) must be individually licensed, certain low-power transmitters need not be. These would include such devices as cordless telephones, baby monitors, garage door openers, wireless home security systems, and keyless automobile entry systems. Before such a device may be marketed, however, it must first be tested to determine if the device meets FCC specifications; and then it must receive authorization from the FCC. The devices that iST markets fit within this regulatory scheme.

         (B) Global Positioning System

         The Global Positioning System consists of at least 24 operational satellites that orbit the earth every 12 hours. Operated by the Department of Defense ("DOD"), this constellation typically permits from five to eight satellites to be visible from any point on earth at any given moment in time. A master control facility located at Schriever Air Force Base in Colorado monitors signals from the satellites and uploads orbital and clock data. A position fix is acquired when a GPS receiver is "seeing" at least three of these satellites. Since the discontinuation of selective availability (which for non-DOD users limited horizontal accuracy to 30 meters) on May 1, 2000, the positioning system is accurate to within 10 meters, approximately 33 ft, for horizontal position, 15 meters, approximately 50 ft, for vertical position and 110 nanoseconds time accuracy. The United States government currently provides GPS signal capabilities to users free of charge.

         GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites have design lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. To repair damaged or malfunctioning satellites is not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. Because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based systems instead of products based on competing technologies such as radio frequency type house arrest units. Any resulting change in market demand for GPS products could have a material adverse effect on our financial results.


      (vii) Intellectual Property Rights

         We have been issued three patents to date by the United States Patent Office:(i) No. 6,072,396 for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals" was issued on June 6, 2000 and will expire on June 6, 2017; (ii) No. 6,100,806, also for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals" was issued on August 8, 2000 and will expire on July 7, 2018; and (iii) No. 6,337,665 was issued on January 8, 2002 for an "Antenna Orientation Maintaining System in a System for Tracking Individuals and Method of Use" and will expire on October 18, 2020.

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

      (viii) Regulation

         The FCC regulates the manufacture, sale and use of radio frequency radiation devices. Similarly, insofar as GPS remains funded and controlled by the U. S. government, devices utilizing GPS must conform to government specifications. Our current Series 2100 PTU received FCC Part 2, Part 22 and
Part 15, Class B approval in August, 2001. FCC required testing was successfully completed in January, 2002.

         The use of tracking devices as an aid to, or indeed substitute for, physical surveillance by law enforcement personnel is subject to federal, state and local law. Generally stated, tracking devices may be attached to or installed upon the monitored person or object without court order as long as the person or objects remain in public view. Once the person or object is withdrawn from public view, a court order is required (absent permission by the person or owner of the object). But, where a tracking device has been placed with contraband (e.g., stolen goods), rather than with a lawfully possessed item, warrantless monitoring can continue to occur even after the monitored object has been taken onto private premises. As a rule, all persons presently monitored by iST are subject to a court order requiring such monitoring as a condition to their release.

         The use of tracking devices by private persons is also subject to applicable law. The monitoring of persons without their consent or of objects without their owners' or lawful possessors' consent may be a violation of laws protecting privacy and property rights.

      (ix) Research and Development

         During 2002 and 2001, we expended $773,248 and $496,727, respectively, toward research and development. The costs of such research and development are borne by us and not by any of our customers. We have been a pioneer in the development of GPS tracking as it relates to use in the criminal justice industry. The research and development staff designs and develops products incorporating GPS technology, wireless communications, web based reporting, and data storage and transmission. Our current research and development efforts are focused on additional functionality in the 2100 series product for the criminal justice industry. This platform of technology has been designed to cross over into over market segments including the transportation industry.

      (x) Principal Suppliers

         Our hardware products are manufactured by third party contract manufacturers in accordance with our manufacturing specifications. Our PTUs are designed to use off-the-shelf electronic components available for any standard electronic assembly. We work in partnership with our contract manufacturers to manage the supply chain of electronic components for the products they manufacture for us. In January of 2003, we contracted with Altron Inc, of Anoka, Minnesota, an ISO-9002 qualified electronics manufacturer, to manufacture the bulk of our PTUs.

      (xi) Customers; Orders Backlog

         There is no material backlog of orders for the products we sell.

      (xii) Seasonality

         Our business is not seasonal.

      (xiii) Employees

         As of February 28, 2003, we had 22 full-time employees, 2 part-time employees and 2 contract employees on staff.


Subsequent Events

On March 7, 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago based institutional investor, as disclosed on our Form 8-K, filed with the SEC on March 14, 2003.

On March 12, 2003, the Company entered into a distribution agreement with Premier Geografix LTD, a United Kingdom corporation, for the distribution of our Series 2100 personal tracking units in the United Kingdom and Canada on a non-exclusive basis, as disclosed on our Form 8-K filed with the SEC on March 18, 2003.

ITEM 2. DESCRIPTION OF PROPERTY

         We lease approximately 6,000 square feet of office space located at 5022 South 114th Street, Suite 103, Omaha, Nebraska. All of our administrative, sales, service and other business operations are conducted at this location. This lease is for a term commencing on December 1, 2001 and ending on November 30, 2005. The base rent is approximately $5,262 per month. The lease also requires us to pay $1,616 per month as our pro rata share of the operating expenses respecting the leased premises.

         We lease office equipment from one source. The rent for such items is in excess of $400 per month.

         In our opinion, our properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

         We are subject to pending or threatened lawsuits that are ordinary to our business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits. We are also subject to a variety of federal and state laws and regulations, especially those relating to electronic devices and wireless communications.

         Within the previous three years, iST was a party to two patent lawsuits with Pro Tech Monitoring, Inc. relating to the company's patent no. 6,100,806 (issued August 8, 2000) and a similar patent, no. 5,731,757 (issued on March 24,
1998), held by Pro Tech, both for the apparatus and method of GPS tracking of individuals. We claimed that our application for the "806" patent was a continuation in part of an earlier patent application, made in December, 1994, which resulted in our patent no. 6,072,396 (issued on June 6, 2000). Pro Tech claimed that the earlier patent application was technically abandoned and that its August, 1996 application was the first one made for the invention. After extensive discovery, the parties settled the case in May of 2002. In the written settlement agreement, made effective April 25, 2002, Pro Tech recognized the validity of the company's "806" patent and the company granted Pro Tech a royalty free, non-exclusive license to use such patent. The complaint and counter complaint were dismissed with prejudice.

         On January 2, 2002, the company filed a complaint in U.S. District Court, District of Nebraska, against LEDvision Inc., an Iowa corporation d/b/a Electronic Manufacturing Technologies (EMT), for breach of contract and trade disparagement (Case No. 8:02CV5). The complaint alleged non-delivery of manufacturing specifications and manufactured Personal Tracking Units (PTUs) in the fourth quarter of 2001, causing a delay in our customer deliveries. EMT counter-complained for breach of contract. As the lawsuit progressed, EMT closed its business and liquidated most assets. In February of 2003, the parties agreed to settle the matter on the basis of the delivery to the company of all remaining parts for the PTUs still in possession of EMT and a Note for $10,000 made by us, in favor of EMT, in March of 2001. In exchange, we will allow EMT to exercise its warrant for 25,602 shares of the company's common stock. The settlement agreement was fully executed on March 1, 2003 and, subsequently, the Court has ordered the submission of a motion for dismissal with prejudice. The exchange contemplated in the settlement agreement is currently being arranged and the case is expected to be dismissed when the exchange is completed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to our stockholders during the fourth quarter of 2002.


                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Our common stock is listed on the OTC Bulletin Board. Our trading symbol was ABSH until June 27, 2001. Effective June 27, 2001, our trading symbol changed to ISRE.


YEAR                              QUARTER                  HIGH                     LOW
2001...................             1st                   $0.4375                 $0.1875
                                    2nd                   $1.0000                 $0.2000
                                    3rd                   $1.2000                 $0.6500
                                    4th                   $1.1100                 $0.8000
2002.....................           1st                   $1.5000                 $0.8000
                                    2nd                   $2.1100                 $1.2800
                                    3rd                   $1.5100                 $0.6200
                                    4th                   $0.7300                 $0.2300

  The source of the foregoing information is Bloomberg, LP Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

  As of February 28, 2003, there were outstanding 36,426,720 shares of Common Stock held of record by 393 registered stockholders, 8,482.74 Series A Convertible Preferred Shares held by eight (8) stockholders, and 300 Series B Convertible Preferred Shares held by one stockholder. iST has not declared any dividends on shares of Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

----------------------------------------------------------------------------------------------------------------------------
          Plan category               Number of securities to be       Weighted average exercise     Number of securities
                                       issued upon exercise of            price of outstanding        remaining available
                                    outstanding options, warrants     options, warrants and rights    for future issuance
                                              and rights
----------------------------------------------------------------------------------------------------------------------------

                                                 (a)                              (b)                         (c)

----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                   803,750                           $0.78                      382,917
----------------------------------------------------------------------------------------------------------------------------

Equity compensation plans not
approved by security holders                  6,799,825                          $0.98                         0
----------------------------------------------------------------------------------------------------------------------------

Common stock warrants                         1,858,324                           $0.63                        0
----------------------------------------------------------------------------------------------------------------------------

Total                                         9,461,899                          $0.90                      382,917
----------------------------------------------------------------------------------------------------------------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         We experienced a delay in the completion our Series 2100 Personal Tracking Unit (PTU) until the first quarter of 2002, stemming from the inability of the contract manufacturer to complete the design for manufacturability in 2001 and to produce manufactured products by the end of 2001. Portions of our PTU were re-designed in early 2002 to improve our product manufacturability and allow for better integration of off-the-shelf components where possible. At the same time, our tracNET24 software was enhanced with new features for animating the record of physical movement as presented on a scaled map, complete with date/time balloons pointing out the geographical location, new pull-down menus and faster, more accurate mapping capabilities. We have now established ourselves as an operating company during the fourth quarter of 2002. For the first three quarters of 2002, we reported as a development stage company.

         We contracted with two manufacturers in early 2002. In January of 2003, we contracted with Altron Inc, of Anoka, Minnesota, an ISO-9002 qualified electronics manufacturer, to manufacture the bulk of our PTUs. As our sales and leases of PTUs increase, we intend to take advantage of significant volume discounts to lower our per unit manufacturing costs.

         Our hosting platform, which makes tracNET24 automated monitoring available for use by end-user agencies through the Internet, was deployed in the first quarter of 2002 at a collocation facility operated by Qwest in Minneapolis, Minnesota. It allows us to provide the latest PTU tracking, monitoring, mapping and reporting software as an Application Service Provider
(ASP). tracNET24 can now be used by our distribution partners at existing monitoring centers to access and use the system to provide the monitoring services as well as directly by end-user agencies. tracNET24 has been designed for ease of use by computer users who may not be computer literate. Probation and parole agencies now have the choice of utilizing tracNET24 for all their offender movement scheduling, alert notifications, movement reporting, violation reporting, trends analysis and the like, directly by their officers through the use of any personal computer linked to the Internet, or, as an option, let a monitoring center provide all end-user interaction.

         Sales of our PTUs and our tracNET24 services by our distributors existing in early 2002 were disappointing, in part due to our delayed availability of products and in part due to our inexperience in working with distributors. By year-end 2002, we had sold only 350 PTUs through the then-existing distribution channel. In the fourth quarter of 2002, we endeavored to hire and train a direct sales force. We hired four sales professionals, each with over 15 year's industry experience, in the third and fourth quarters of 2002. In the first two months of 2003, we have subsequently signed five agreements with end-user agencies, one agreement with a service provider and one agreement with a new distributor.

         We sell and lease our PTUs. We sell our PTUs at our Manufacturer's Suggested Retail Price, less a negotiated volume discount. The buyer also enters into a Hosting Services Agreement with us for access to and the use of tracNET24 through the Internet. We charge a daily services fee for each PTU which the buyer desires to have tracked from time to time. The buyer initiates tracking by entering an activation command on an appropriate tracNET24 screen and, similarly, stops the tracking by entering a deactivation command. The daily fee for tracNET24 is only charged from the time of activation to the time of deactivation for each PTU. We bill for PTUs that are sold, and recognize such revenue, upon receipt by the customer. One customer, ADT Security Systems, has a 45 day acceptance clause in its contract agreement with us to accept or reject shipment. All of the 350 units shipped to ADT in 2002 were accepted. tracNET24 services are billed on a daily fee basis. These services are billed as the service is incurred by our customer in arrears on a monthly basis. Such revenue is recognized on the day the daily fee accrues. We began leasing our PTUs on a daily basis in January 2003. For our leased PTUs, we bill on a monthly basis for the daily fees incurred in arrears and add daily service fees for those days, or any part thereof, in which the PTU is being tracked and monitored by tracNET24 as the result of the lessee entering an activation command with tracNET24.

         Financial results for 2002 reflect our delayed start into the market and our disappointing results from sales through existing distributors. We sold 350 PTUs in 2002, all to one distributor, ADT Security Services. For the first two months of 2003, we have sold or leased 143 PTUs through our direct sales force.

         The following table provides a breakdown of selected results of operations for the years ended December 31, 2002 and 2001 and is the basis for the following discussion of the results of operations:


                                                         Year Ended          Year Ended
                                                         December             December
                                                           2002                 2001
                                                      -----------------  -----------------
Revenues:
       Product                                             358,305                     -
       Service                                             144,697                52,652
                                                      -----------------  -----------------
          Total revenues                                   503,002                52,652
                                                      -----------------  -----------------

Costs and expenses:
       Cost of product revenue                             524,933                    -
       Cost of service revenue                              87,870              110,198
       Research and development                            773,248              496,727
       Sales, general and administrative                 4,172,160            3,112,155
                                                      -----------------  -----------------
          Total costs and expenses                       5,558,211            3,719,080
                                                      -----------------  -----------------

       Operating (loss)                                 (5,055,209)          (3,666,428)
                                                      -----------------  -----------------

Other income (expense):
       Interest income                                       1,742                  43
       Interest expense                                   (203,419)           (671,042)
       Loan acquisition expense, stockholders             (536,734)         (2,047,259)
       Other, net                                                -             199,875
                                                      -----------------  -----------------

       Total other income (expense)                       (738,411)         (2,518,383)
                                                      -----------------  -----------------

       (Loss) before provision for income taxes         (5,793,620)         (6,184,811)
       Provision for income taxes                                -                   -
                                                      -----------------  -----------------

Net (loss)                                              (5,793,620)         (6,184,811)
                                                      -----------------  -----------------

Preferred dividends                                       (807,832)            (68,161)
                                                      -----------------  -----------------
Net (loss) available to common stockholders            $(6,601,452)        $(6,252,972)
                                                      -----------------  -----------------



PRODUCT REVENUE

Product Revenue is derived from the sale of our products. For the year ended December 31, 2002, Product Revenue was $358,305 compared to none during the same period in 2001. The reason for the increase in the comparable period is the sales of our Series 2100 PTUs, as opposed to units being leased in the prior year period.

SERVICE REVENUE

For 2002, Service Revenue consisted of sales of non-core product which included various ancillary computer equipment and the maintenance associated with such equipment. For the year ended December 31, 2002, Service Revenue was $144,697 compared to $52,652 for the comparable period of 2001. For 2001, Service Revenue consisted of monitoring leased units. The main reason for the twelve-month increase was due to the change in the type of Service Revenue.


COST OF PRODUCT REVENUE

Cost of Product Revenue represents the direct costs associated with the generation of product revenue, and includes cost of goods for products sold. A portion of our cost of product revenue, which began in March 2002, consists of product development costs amortization of $262,384 associated with our tracNET24 and our Series 2100 tracking unit. For the year ending December 31, 2002, Cost of Product Revenue was $524,933, compared to $0 during the same period in 2001. The primary reason for this cost of product revenue during the year was due to the related sales of our Series 2100 tracking units. The comparison of the 2002 and 2001 costs is not valid because prior to 2002 we leased products and did not sell products to customers.

COST OF SERVICE REVENUE

Cost of Service Revenue represents the direct costs associated with the generation of service revenue. This includes direct costs of distribution of software and equipment, maintenance expenses on equipment repaired under service agreements, and the direct variable communications and hardware equipment expenses associated with the web centric hosting services provided by iST. For the year ended December 31, 2002, Cost of Service Revenue decreased to $87,870, compared to $110,198 during the same period in 2001. The 2002 costs are associated with the selling of our Series 2100 personal tracking units, while the 2001 costs were solely related to the leasing of our old 1702 units. Approximately $38,900 of the 2002 costs is associated with our outsourced web centric hosting services, while roughly $48,400 is associated with our sales and support of various computer equipment and maintenance agreements of the company. The primary reason for the overall lower cost of sales for the twelve-month period was due to the type of service revenue of leasing units to the selling of units.

RESEARCH AND DEVELOPMENT

Research and Development expenses are the direct costs associated with iST's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the iST's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses increased to $773,248 for the year ended December 31, 2002, up from $496,727 for the same period in 2001. The main reason for twelve-month increase was increases in salaries and wages due to additional personnel added to iST for software development associated with our Series 2100 tracking unit. We capitalized software and hardware development costs in accordance with the Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. During the years ending 2002 and 2001, we capitalized $47,257 and $714,401 of product development costs, respectively. The capitalization of these costs begins when a product's technological feasibility has been established and we have a detailed product design. The capitalization of these costs ends when the product is available for general release to customers. We are amortizing these costs on a straight-line basis over an estimated economic useful life of three years or on the ratio of current revenue to total projected product revenues, whichever is shorter once the product is available to customers. We began to amortize these costs in 2002. For the year ended December 31, 2002, we amortized $262,384. It is reasonably possible that those estimates of projected product revenues, the remaining estimated economic life of the product or both would be reduced significantly in the near term due to competitive pressures or technological changes. As a result, the carrying amount of the capitalized software and hardware costs may be reduced materially in the near term. $86,962 and $133,833 of capitalized software and hardware development costs were charged to expense in the years ended December 31, 2002 and 2001, respectively, due to impairment. Based upon our product sales and product leasing to date and upon our projected sales for the future, we believe there is no impairment of product development costs.

SALES, GENERAL AND ADMINISTRATIVE

Sales, General and Administrative expenses are all the expenses associated with the operations and marketing of our company, outside of the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel, fixed telephone expenses, office leases and supplies, marketing advertising in magazines and periodicals, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the twelve months ended December 31, 2002, Sales, General and Administrative expense increased to $4,172,160, compared from $3,112,155 in the comparable period of 2001. The main reasons for the increases during the year were increases in salaries and wages due to additional sales personnel added to iST, as well as increases in compensation and other costs incurred related to various sales consulting agreements for sales and marketing expansion.

OPERATING (LOSS)

For the year ended December 31, 2002, operating (loss) was $(5,055,209), compared to $(3,666,428) for the same period in 2001. The main reason for the twelve-month increase was higher expenses in the period, as explained above.

INTEREST EXPENSE

For the twelve months ended December 31, 2002, Interest expense totaled $203,419, compared to interest expense of $671,042 in the comparable period of 2001. This interest expense decrease was due to a reduction of debt in the third and fourth quarter of 2001 through the issuance of common and preferred stock, coupled with lower interest rates throughout the year.

LOAN ACQUISITION EXPENSE, STOCKHOLDERS

For the year ended December 31, 2002, loan acquisition expense was $536,734, compared to $2,047,259 for the comparable period of 2001. This expense is due to stock warrants issued to various stockholders or individuals for lending us money and for their personal guarantees on the notes payable with certain banks. We raised more capital from equity financing in 2002 from the placement of common stock than we did through personal loans and guarantees on bank notes. Fewer stock warrants were issued during the year 2002 than the previous year.

OTHER, NET

For the year ended December 31, 2002, we had other income of $0 compared to $199,875 for the comparable period of 2001. This income in 2001 was the initial license fee payment from DMATEK, LTD of Israel for entering into a worldwide non-exclusive license agreement with us allowing DMATEK the rights to use our patents in people tracking applications.

NET (LOSS)

For the year ended December 31, 2002, we had a Net Loss of $(5,793,620), compared to a Net Loss of $(6,184,811), in the comparable period of 2001, for the reasons described above.

PREFERRED DIVIDENDS

For the twelve months ended December 31, 2002, preferred dividends totaled $807,832, as compared to $68,161 for the comparable period of 2001. This increase was due to the majority of Series A Convertible Preferred Stock was outstanding throughout 2002 as compared to being outstanding for only one month for the year ended December 31, 2001.

NET (LOSS) AVAILABLE TO COMMON STOCKHOLDERS

For the year ended December 31, 2002, we had a net (loss) available to common stockholders of $(6,601,452) compared to a net (loss) available to common stockholders of $(6,252,972) in the comparable period of 2001. The reasons for the difference are described above.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2002, we used $(3,481,345) in cash in operating activities, another $(399,847) in investing activities, and we generated $3,928,127 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash for the year ended December 31, 2002 of $46,935. For the same period of 2001, we used $(2,463,068) of cash in operating activities and $(557,409) in investing activities. We generated $2,965,889 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash of $(54,588).

In January 2003, we entered into a sale/leaseback agreement with a third party leasing company. The sale of 100 series 2100 tracking units raised $120,000 in capital for us. We are pursuing other sale/leaseback opportunities with various third party leasing companies. We believe that lease funding of our tracking units can be a additional source of cash to meet our financial needs.

We are working on an additional private placement of $3,350,000 in equity financing to continue to fund the operations and production of our tracking devices and related services. We entered into a common stock purchase agreement on March 7, 2003, with Fusion Capital Fund II, LLC, a Chicago based institutional investor. Under the agreement, Fusion Capital will buy up to $6.0 million of our common stock over a period of up to 30 months, subject to our right to extend the agreement for six months. We have the right to control the timing and amount of stock sold to Fusion Capital with the purchase price based upon the market price of the Company's common stock at the time of sale without any discount. Under the common stock purchase agreement, funding of the $6.0 million shall occur from time to time after the Securities & Exchange Commission has declared effective a registration statement covering the shares of common stock to be purchased by Fusion Capital. We are also in the process of obtaining additional bridge financing from a financial institution to help cover some of our general operating expenses.

During 2002 we incurred approximately $237,000 in general monthly recurring operating expenses. 58% of that, or roughly $137,000, was salaries and wages and the taxes associated with them. Another 11% are expenses surrounding legal, professional and public company issues. While around 8% were health and liability insurance expenses. Travel expenses, plus our utilities, including rent, each account for 4% of our monthly burn. An additional $2,101,000 in certain non-cash and one-time expenses were recorded in 2002. Expenses incorporating this category includes consulting fees, stock options issue expenses and commissions. As explained above, additional funding for operations and production of our tracking devices and related services will be necessary to cover these continued monthly expenses.

In an agreement, dated as of November 7, 2001, Total Tech, LLC, Roger Kanne, Dennis Anderson, Martin Halbur, Macke Partners, Robert Badding and James and Patricia Pietig as trustees of the James L. Pietig 1992 Revocable Trust U/TA 3-13-92 (collectively, the "Investors"), acquired 8,609.80 shares of our Series A Convertible Preferred Stock (the "Series A Preferred"). Each share of Series A Preferred is convertible into 1,000 shares of Common Stock, subject to adjustment for stock splits and similar events. The Series A Preferred has a liquidation preference of $1,000 per share (the "Stated Value") and a dividend preference equal to 9.5% per annum of the Stated Value. Preferred dividends totaling $203,121 at December 31, 2002 have been accrued but not declared. Dividends are payable at the option of the Board of Directors, in cash or in additional shares of Series A Stock (valued at $1,000 per share). A group of disinterested directors determines whether such dividends are paid in cash or in-kind. Holders of Series A Stock have no voting rights except with respect to any action which (1) alters or changes the rights, preferences or privileges of the Series A Stock materially and adversely, (2) increases the authorized number of shares of Series A Stock, (3) creates any new class of shares having preference over or being on a parity with the Series A Stock or (4) involves sales by the Company of a substantial portion of its assets, any merger of the

Company with another entity, or any amendment of the Company's certificate of incorporation. The Series A Preferred was issued in consideration of the forgiveness of indebtedness owed to Investors in the aggregate of $1,497,915, the assumption of $1,000,000 of bank debt by certain investors, the cancellation of 11,071,716 stock purchase warrants held by Investors (having an aggregate value of $1,932,887) and the assumption by Total Tech, LLC of $4,178,989 of iST's indebtedness with financial institutions. In 2002, $2,476,763 of the above described indebtedness was transferred to Total Tech, LLC. Members of Total Tech, LLC include Dennis Anderson, Robert Badding, Mary Collison, Martin Halbur, Roger Kanne, Ronald Muhlbauer, and James and Patricia Pietig as trustees of the James L. Pietig 1992 Revocable Trust U/TA 3-13-92.

On October 28, 2002, Macke Partners acquired 150 shares of our Series B Convertible Preferred Stock (the "Series B Preferred"). Holders of Series B Preferred are entitled to receive cumulative, fixed rate dividends, starting at 10%, increasing to: 11% after six months; 12% after twelve months; and, 13% after twenty four months. Each share of Series B Preferred is convertible into 1,667 shares of Common Stock, subject to adjustment for stock splits and similar events. The Series B Preferred has a liquidation preference of $1,000 per share. The Company may call part or all Series B Preferred with the payment of a premium (see "Series B Convertible Preferred Stock" under Foot Note No. 6).

As of March 5, 2003, we had the following borrowing facilities in place, all of which are guaranteed by various directors of iST:

We have a $750,000 note payable from U.S. Bank N.A. of Omaha, Nebraska. iST is repaying this loan in 35 monthly payments of $16,557 and one last payment estimated at $369,376 due June 30, 2003. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus one-fourth (0.25) percent. As of December 31, 2002, the Index Rate was currently four and one-fourth (4.25) percent, and the outstanding loan balance was $403,438. This loan is secured by a security interest in our tangible and intangible assets. We intend to negotiate with the bank to renew and extend this note payable.

We have a $1,000,000 note payable from Wells Fargo Bank. Interest only payments are due monthly. The note matures on July 31, 2003 and carries an interest rate per annum equal to the prime rate. As of December 31, 2002, the prime rate is four and one-fourth (4.25)%. We intend to negotiate with the bank to renew and extend this note payable.

We have a $98,318 note payable from Nebraska State Bank of Omaha. This short-term note matured on January 21, 2003 and has since been renewed until June 5, 2003 and carries an interest rate of seven and one-fourth (7.25)% due at maturity.

The majority of our remaining $1,060,000 in notes payable consists of amounts owed to individuals, primarily directors of iST, which mature within one year and carry interest rates ranging from 6% to 10%.

Critical Accounting Policies

         The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"). This requires management to make estimates and judgments that affect reported amounts and related disclosures. Actual amounts will differ from those estimates. Our significant accounting policies are described in Note 1 to the audited Consolidated Financial Statements. Of those policies, we have identified the following to be the most critical because they are the most important to our portrayal of our results of operations and financial condition and they require subjective or complex management judgments:

         Revenue recognition related to sale of our Series 2100 product and for services provided through our tracNET24 information system. We charge a daily services fee for each PTU which the buyer desires to have tracked from time to time. The buyer initiates tracking by entering an activation command on an appropriate tracNET24 screen and, similarly, stops the tracking by entering a deactivation command. The daily fee for tracNET24 is only charged from the time of activation to the time of deactivation for each PTU. Revenue related to this daily service fee was $2,009 in 2002. We bill for PTUs that are sold, and recognize such revenue, upon receipt by the customer. All 2002 sales were made to one distributor. We record revenue when the PTUs are received by the distributor, which is also the point at which the distributor takes title to the PTUs. One customer, ADT Security Systems, has a 45 day acceptance clause in its contract agreement with us to accept or reject shipment. All 350 units shipped to ADT in 2002 were accepted.

         tracNET24 services are billed on a daily fee basis. These services are billed as the service is incurred by our customer in arrears on a monthly basis. Such revenue is recognized on the day the daily fee accrues. We began leasing our PTUs on a daily basis in January 2003. For our leased PTUs, we bill on a monthly basis for the daily fees incurred in arrears and add daily service fees for those days, or any part thereof, in which the PTU is being tracked and monitored by tracNET24 as the result of the lessee entering an activation command with tracNET24.

         Capitalization of product development costs related to the hardware development of our series 2100 product and the software development of our tracNET24 information system. We capitalized software and hardware development costs in accordance with the Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. During the years ending 2002 and 2001, we capitalized $47,257 and $714,401 of product development costs, respectively. The capitalization of these costs begins when a product's technological feasibility has been established and we have a detailed product design. The capitalization of these costs ends when the product is available for general release to customers.

         We are amortizing these costs on a straight-line basis over an estimated economic useful life of three years or on the ratio of current revenue to total projected product revenues, whichever is shorter once the product is available to customers. We began to amortize these costs in 2002. For the year ended December 31, 2002, we amortized $262,384. It is reasonably possible that those estimates of projected product revenues, the remaining estimated economic life of the product or both would be reduced significantly in the near term due to competitive pressures or technological changes. As a result, the carrying amount of the capitalized software and hardware costs may be reduced materially in the near term. $86,962 and $133,833 of capitalized software and hardware development costs were charged to expense in the years ended December 31, 2002 and 2001, respectively, due to impairment. Based upon our product sales and product leasing to date and upon our projected sales for the future, we believe there is no impairment of product development costs.

ITEM 7.  FINANCIAL STATEMENTS.

         See "Item 13 Exhibits, Financial Statement Schedules and Reports on Form 8-K" for our Consolidated Financial Statement and the notes thereto filed as part of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         Incorporated by reference in Items 9 to 12 below are certain sections of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2002.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

                  The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in our definitive proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 10.  EXECUTIVE COMPENSATION.

         The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

         (a) (1) Financial Statements.

         Reference is made to the Index to the Financial Statements on Page F-1.

         (a) (2)      Exhibits

   3.01  Restated Certificate of Incorporation of the Company (1)

   3.02  Restated Bylaws of the Company (2)

   3.03 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of iSecureTrac Corp. (3)

   4.01  Form of Common Stock Certificate (1)

   4.03  2001 Omnibus Equity Incentive Plan (4)

 10.01   Business Office Lease (3)

 10.02   Loan Agreement with US Bank, N.A. (1)

 10.04   License Agreement with SiRF Technology, Inc. (1)

 10.05   Agreement between iST and Telemarket Resources International (3)

 10.07   ADT Distribution Agreement (3) Confidential Treatment Requested

 10.08   ADT Hosting Agreement (3) Confidential Treatment Requested

 10.09   Employment Agreement between iST and Michael P. May (5)

 10.10   Employment Agreement between iST and James E. Stark (5)

 10.13   Consulting Services Agreement with Salzwedel Financial
         Communications, Inc.(3)

 10.14   Common Stock Purchase Agreement with Fusion Capital Fund II (6)

 10.15   Preferred Distributor Agreement with Premier Geografix LTD. (7)

 21.01   Subsidiaries of the Company

  99.1   Certifications

(1) Incorporated by reference from the registrant's registration statement under Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(2) Incorporated by reference from the registrant's current report under Form 8-K filed on June 10, 2001 (Commission File No. 0-26455).

(3) Incorporated by reference from the registrant's registration statement under Form SB-2 filed on November 30, 2001 (Commission File No. 333-74762), which is hereby incorporated by this reference.

(4) Incorporated by reference from the Notice of Annual Meeting of Stockholders and Proxy Statement contained in Registrant's Definitive Proxy Statement under
Schedule 14A, filed with the SEC on May 14, 2001 (Commission File No. 0-26455).

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ending March 31, 2001.

(6) Incorporated by reference from the registrant's current report under Form 8-K filed on March 14, 2003 (Commission File No. 0-26455).

(7) Incorporated by reference from the registrant's current report under Form 8-K filed on March 18, 2003 (Commission File No. 0-26455)



    (b)   Reports on Form 8-K.

                  None.


ITEM 14.  CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ISecureTrac Corp.

                                          By:   /S/ Michael P. May
                                              ---------------------------------
                                                    Michael P. May
                                             Chairman of the Board of Directors
                                                (Chief Executive Officer)

                                          Dated: March 28, 2003


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



             SIGNATURE                                       TITLE                               DATE
             ---------                                       -----                          --------------
          /S/ Michael P.May                   Chairman of the Board of Directors,           March 28, 2003
-------------------------------------------
              Michael P. May                       Chief Executive Officer
                                                (Principal Executive Officer)

          /S/ James E.Stark                        Director, President and                  March 28, 2003
-------------------------------------------
              James E. Stark                       Chief Financial Officer
                                             (Principal Financial and Accounting Officer)

          /S/ Robert E. Badding                            Director                         March 28, 2003
-------------------------------------------
              Robert E. Badding

          /S/ Martin J. Halbur                             Director                         March 28, 2003
-------------------------------------------
              Martin J. Halbur

          /S/ Roger J. Kanne                               Director                         March 28, 2003
-------------------------------------------
              Roger J. Kanne

          /S/ Ronald W. Muhlbauer                          Director                         March 28, 2003
-------------------------------------------
              Ronald W. Muhlbuaer

          /S/ Ravi Nath                                    Director                         March 28, 2003
-------------------------------------------
              Ravi Nath

          /S/ Donald R. Smith                              Director                         March 28, 2003
-------------------------------------------
              Donald R. Smith

          /S/ Thomas E. Wharton Jr.                        Director                         March 28, 2003
-------------------------------------------
              Thomas E. Wharton Jr.


                                                                 EXHIBIT 21.01
                                  SUBSIDIARIES


The Company has two wholly-owned subsidiaries: ABS Nebraska, Inc. and iST Services, Inc. Both subsidiary companies are incorporated in the State of Nebraska and are in good standing. Both subsidiary companies are currently inactive. There are no plans to utilize ABS Nebraska, Inc. and the Company intents to dissolve ABS Nebraska, Inc. iST Services, Inc. was incorporated on September 25, 2002. The address of both subsidiary companies is: 5022 South 114th Street, Suite 103, Omaha, Nebraska 68137.

                                 CERTIFICATIONS


I, Michael P. May, certify that:

1.   I have reviewed this annual report on Form 10-KSB of iSECUREtrac Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date     March 28, 2003          /s/ Michael P. May
                                          ------------------

                                              Michael P. May
                                              Chief Executive Officer

I, James E. Stark, certify that:

1.   I have reviewed this annual report on Form 10-KSB of iSECUREtrac Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date     March 28, 2003          /s/ James E. Stark
                                          ------------------

                                              James E. Stark
                                              Chief Financial Officer

EXHIBIT 99.1

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
                   OFFICER PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), Michael P. May, the Chief Executive Officer of iSECUREtrac Corp. (the "Company"), and James E. Stark, the Chief Financial Officer of the Company, each hereby certifies that:



1. The Company's Annual Report on Form 10-KSB for the period ended December 31, 2002, to which this Certification is attached as Exhibit
         99.1 (the "Periodic Report"), fully complies with the requirements of
         Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and


2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:  March 28, 2003


/s/   Michael P. May                           /s/   James E. Stark
      ---------------------                          --------------------
      Michael P. May                                 James E. Stark
      Chief Executive Officer                        Chief Financial Officer

                       ISECURETRAC CORP. AND SUBSIDIARIES
                          CONSOLIDATED FINANCIAL REPORT


                                Table of Contents


   Independent Auditors' Report...................................  F-1

   Financial Statements:
       Balance Sheets.............................................  F-2
       Statements of Operations...................................  F-3
       Statements of Stockholders' Equity (Deficit)...............  F-4
       Statements of Cash Flows...................................  F-6

   Notes to Financial Statements..................................  F-8

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
iSECUREtrac Corp.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheet of iSECUREtrac Corp. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iSECUREtrac Corp. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP
Des Moines, Iowa
January 17, 2003, except for the third paragraph in Note 7 as to which that date is March 7, 2003.

                        ISECURETRAC CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                      ASSETS (NOTE 3)
                                      ---------------
CURRENT ASSETS
   Cash                                                                                               $47,374
   Receivables:
      Trade accounts                                                                                   18,493
      Other                                                                                            75,111
    Inventories                                                                                        51,460
   Prepaid expenses and other                                                                          15,872
                                                                                                       ------

      TOTAL CURRENT ASSETS                                                                            208,310
LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET (Note 2)                                                    217,822
PRODUCT DEVELOPMENT COSTS, NET OF ACCUMULATED
AMORTIZATION OF $262,384                                                                              682,200
OTHER ASSETS                                                                                            9,081
                                                                                                        -----

                                                                                                   $1,117,413
                                                                                                   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable (Note 3)                                                                          $2,168,318
   Outstanding checks in excess of bank balance                                                       121,694
   Current maturities of long-term debt (Note 3)                                                      443,438
   Accounts payable and accrued expenses                                                              672,130
   Accrued interest payable                                                                            46,113
   Preferred dividends payable                                                                        203,121
                                                                                                      -------

      TOTAL CURRENT LIABILITIES                                                                     3,654,814

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 9)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 5 and 6)
   Series A Convertible Preferred stock, 10,000 shares designated at $.01 par value;
         8,483 issued and outstanding, stated value $1,000 per share                                8,482,662
   Series B Convertible Preferred stock, 3,500 shares designated at $.01 par value;
         150 issued and outstanding, stated value $1,000 per share                                    145,000
   Common stock, 50,000,000 shares authorized at $.001 par
         value; 34,919,703 issued and outstanding                                                      34,919
   Additional paid-in capital                                                                      21,510,819
   Accumulated deficit                                                                            (32,710,801)
                                                                                                  -----------
      Total stockholders' (deficit)                                                               (2,537,401)
                                                                                                  -----------
                                                                                                   $1,117,413
                                                                                                  ===========


See Notes to Consolidated Financial Statements.

                        ISECURETRAC CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                      2002          2001
                                                              ---------------- ----------------
Revenues:
     Product                                                        358,305                 -
     Service                                                        144,697            52,652
                                                              ---------------- ----------------
        Total revenues                                               503,002           52,652
                                                              ---------------- ----------------
Costs and expenses:
     Cost of product revenue                                         524,933                -
     Cost of service revenue                                          87,870          110,198
     Research and development                                        773,248          496,727
     Sales, general and administrative                             4,172,160        3,112,155
                                                              ---------------- ----------------
        Total costs and expenses                                   5,558,211        3,719,080
                                                              ---------------- ----------------

     Operating (loss)                                             (5,055,209)      (3,666,428)
                                                              ---------------- ----------------

Other income (expense):
     Interest income                                                   1,742               43
     Interest expense (Note 3)                                      (203,419)        (671,042)
     Loan acquisition expense, stockholders                         (536,734)      (2,047,259)
     Other, net                                                            -          199,875
                                                              ---------------- ----------------

     Total other income (expense)                                   (738,411)      (2,518,383)
                                                              ---------------- ----------------
     (Loss) before provision
     for income taxes                                             (5,793,620)      (6,184,811)

     Provision for income taxes (Note 4)                                   -                -
                                                              ---------------- ----------------

Net (loss)                                                        (5,793,620)      (6,184,811)

Preferred dividends (Note 6)                                        (807,832)         (68,161)
                                                              ---------------- ----------------
Net (loss) available to common stockholders                   $   (6,601,452)     $(6,252,972)
                                                              ---------------- ----------------

Basic and diluted (loss) per common share                     $        (0.23)  $        (0.29)
                                                              ================ ================

Weighted average shares of common stock outstanding               29,248,828       21,307,617
                                                              ================ ================

See Notes to Consolidated Financial Statements.

                       ISECURETRAC CORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                     SERIES A               SERIES B
                                    CONVERTIBLE            CONVERTIBLE
                                  PREFERRED STOCK        PREFERRED STOCK    COMMON STOCK
                                  ---------------        ---------------    ------------
                               SHARES       AMOUNT      SHARES     AMOUNT      SHARES       AMOUNT
                               ------       ------      ------     ------      ------       ------

Balance, December 31, 2000         --    $         --        --   $      --   18,746,646   $ 18,747

  Shares issued upon
     exercise of warrants
     at $0.43 per share            --              --        --          --       12,500         12

  Shares issued for
     director's fees               --              --        --          --      248,861        249

  Shares issued in lieu
     of payment on
     notes payable and
     long-term debt                --              --        --          --      471,191        471

  Shares issued for services       --              --        --          --      356,110        356

  Shares issued upon
     exercise of warrants
     in lieu of payment
     on notes payable
     and long-term debt            --              --        --          --    5,762,695      5,763

  Paid-in capital for cost
     of options issued             --              --        --          --           --         --

  Warrants issued in
     connection with
     stockholder loans
     and services loan
     guarantees                    --              --        --          --           --         --

  Shares issued upon
     surrender of warrants,
     assumption of bank
     notes and forgiveness
     of debt (Note 5)           6,133       6,133,027        --          --           --         --

  Shares issued in
     anticipation of
     assumption of  bank
     debt (Note 5)              2,477              --        --          --           --         --

  Net (loss)                       --              --        --          --           --         --
                               --------  ------------  ---------  ---------  -----------  ---------
Balance, December 31, 2001      8,610       6,133,027        --          --   25,598,003     25,598



                                      ADDITIONAL
                                       PAID -IN       ACCUMULATED
                                       CAPITAL          DEFICIT          TOTAL
                                       -------          -------          -----
Balance, December 31, 2000       $ 12,532,907         $(19,856,377)   $  7,304,723

  Shares issued upon
     exercise of warrants
     at $0.43 per share                 5,363                   --           5,375

  Shares issued for
     director's fees                  112,941                   --         113,190

  Shares issued in lieu
     of payment on
     notes payable and
     long-term debt                    93,767                   --          94,238

  Shares issued for services          347,476                   --         347,832

  Shares issued upon
     exercise of warrants
     in lieu of payment
     on notes payable
     and long-term debt             1,658,173                   --       1,663,936

  Paid-in capital for cost
     of options issued                253,193                   --         253,193

  Warrants issued in
     connection with
     stockholder loans
     and services loan
     guarantees                     2,054,738                   --       2,054,738

  Shares issued upon
     surrender of warrants,
     assumption of bank
     notes and forgiveness
     of debt (Note 5)              (1,932,887)                  --       4,200,140

  Shares issued in
     anticipation of
     assumption of  bank
     debt (Note 5)                         --                   --              --

  Net (loss)                               --           (6,184,811)     (6,184,811)
                                 ------------          ------------    -------------
Balance, December 31, 2001         15,125,671          (26,041,188)     (4,756,892)
                                 ============         =============    =============


                                      F-4 (Continued)
                       iSECUREtrac CORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2002 and 2001



                                     SERIES A               SERIES B
                                    CONVERTIBLE            CONVERTIBLE
                                  PREFERRED STOCK        PREFERRED STOCK    COMMON STOCK
                                  ---------------        ---------------    ------------
                               SHARES       AMOUNT      SHARES     AMOUNT      SHARES       AMOUNT
                               ------       ------      ------     ------      ------       ------

Subtotal carryforward           8,610    $  6,133,027        --   $      --   25,598,003   $ 25,598

  Shares issued upon
     surrender of warrants,
     assumption of bank
     notes and forgiveness
     of debt (Note 5)              --       2,476,763        --          --           --         --

  Shares issued upon
     exercise of warrants          --              --        --          --      250,000        250
     at $0.20 per share

  Shares issued for
     director's fees               --              --        --          --      144,229        144

  Shares issued for services       --              --        --          --    1,895,001      1,895

  Shares issued for cash
     at $0.3325 to $1.50
     per share, net of
     offering costs of
     $159,625                      --              --        --          --    3,295,504      3,295

  Shares issued upon
     exercise of options
     at $0.10 to $0.875
     per share                     --              --        --          --    1,437,666      1,438

  Shares issued in lieu
     of payment on
     note payable                  --              --        --          --      121,522        121


  Shares issued upon
     conversion of Series A
     preferred stock           (1,110)     (1,110,000)       --          --    2,177,778      2,178

  Shares issued for cash
     at $1,000 per share,
     net of offering costs
     of $5,000                    310         310,000       150     145,000           --         --

  Paid-in capital for cost
     of options issued             --              --        --          --           --         --

  Warrants issued in
     connection with
     stockholder loans
     and loan guarantees
     and other consulting
     services                      --              --        --          --           --         --

  Series A preferred stock
     dividends                    673         672,872        --          --           --         --

  Net (loss)                       --              --        --          --           --         --
                               --------  ------------  ---------  ---------  -----------  ---------

Balance, December 31, 2002      8,483    $  8,482,662       150   $ 145,000   34,919,703   $ 34,919
                               ====================================================================





                                 ADDITIONAL
                                  PAID-IN          ACCUMULATED
                                  CAPITAL            DEFICIT          TOTAL
                                  -------            -------          -----
Subtotal carryforward           $ 15,125,671     $(26,041,188)   $ (4,756,892)

  Shares issued upon
     surrender of warrants,
     assumption of bank
     notes and forgiveness
     of debt (Note 5)                     --               --       2,476,763

  Shares issued upon
     exercise of warrants             49,750               --          50,000
     at $0.20 per share

  Shares issued for
     director's fees                 113,206               --         113,350

  Shares issued for services       1,138,880               --       1,140,775

  Shares issued for cash
     at $0.3325 to $1.50
     per share, net of
     offering costs of
     $159,625                      2,981,024               --       2,984,319

  Shares issued upon
     exercise of options
     at $0.10 to $0.875
     per share                       169,190               --         170,628

  Shares issued in lieu
     of payment on
     note payable                     43,796               --          43,917


  Shares issued upon
     conversion of Series A
     preferred stock               1,107,822               --              --

  Shares issued for cash
     at $1,000 per share,
     net of offering costs
     of $5,000                            --               --         455,000

  Paid-in capital for cost
     of options issued               191,071               --         191,071

  Warrants issued in
     connection with
     stockholder loans
     and loan guarantees
     and other consulting
     services                        590,409               --         590,409

  Series A preferred stock
     dividends                            --         (875,993)       (203,121)

  Net (loss)                              --       (5,793,620)     (5,793,620)
                                ------------     -------------  ---------------

Balance, December 31, 2002      $ 21,510,819     $(32,710,801)   $ (2,537,401)
                               ================================================


   See Notes to Consolidated Financial Statements.

                                      F-5 (Continued)

                        ISECURETRAC CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                        2002          2001
                                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                       (5,793,620)   (6,009,811)
   Adjustments to reconcile net (loss) to net cash (used in)
   operating activities;
      Loss on asset abandonment                                         67,013       247,164
      Depreciation and amortization                                    346,505       131,053
      (Gain)/loss on sale of leasehold improvements and equipment           --        86,893
      Expenses paid by issuance of stock, warrants and options       2,035,605     2,768,953
            in lieu of cash
      Provision for bad debts                                               --         3,100
      Changes in working capital components:
         (Increase) decrease in trade accounts receivable               (7,933)        8,499
         (Increase) other receivable                                   (75,111)           --
         (Increase) decrease in employee receivables                       700          (700)
         (Increase) decrease in inventories                            (51,460)       77,000
         (Increase) decrease in prepaid expenses and other              22,451       (32,598)
         Increase in accounts payable                                   52,204       170,485
             and accrued expenses
         Increase (decrease) in accrued interest payable                (1,136)      185,331
         Increase (decrease) in deferred revenue                       (76,563)       76,563
                                                                    ------------------------

            NET CASH (USED IN) OPERATING ACTIVITIES                 (3,481,345)   (2,463,068)
                                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of leasehold improvements and equipment                   (196,727)      (29,918)
   Proceeds from sale of leasehold improvements and equipment               --        15,872
   Product development costs                                          (204,200)     (557,458)
   Acquisition/disposal of other assets                                  1,080        14,095
                                                                    ------------------------

            NET CASH (USED IN) INVESTING ACTIVITIES                   (399,847)     (557,409)
                                                                    ----------    ----------

                                   (Continued)

                        ISECURETRAC CORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001





                                                                             2002          2001
                                                                             ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable, net                                         508,315     2,959,082
   Principal payments on long-term debt                                    (217,759)     (142,638)
   Proceeds from issuance of common stock                                 3,204,947         5,375
   Increase (decrease) in checks outstanding in excess of bank balance      (22,376)      144,070
   Proceeds from issuance of preferred stock                                455,000            --
                                                                         --------------------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                           3,928,127     2,965,889
                                                                         --------------------------

      INCREASE (DECREASE) IN CASH                                            46,935       (54,588)
CASH
   Beginning
                                                                                439        55,027
                                                                         --------------------------

   Ending                                                                    47,374           439
                                                                         ==========================

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR
   Interest                                                                 204,555       485,711
   Income taxes                                                                  --            --
SUPPLEMENT DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
   Issuance of common and preferred stock in lieu of payment on           2,520,680     5,958,314
        long-term debt, notes payable and accrued interest payable
   Product development costs purchased on  / (paid on) account             (156,943)      156,943
   Issuance of preferred stock in payment of preferred stock dividends      672,872            --
   Preferred stock dividends declared but not paid                          203,121            --



See Notes to Consolidated Financial Statements.

                        ISECURETRAC CORP AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


 Nature of business: iSECUREtrac Corp (formerly Advanced Business Sciences, Inc.) On June 19, 2001, Advanced Business Sciences, Inc. was changed to iSecureTrac Corp. This name change was made to better reflect iST's current and future business activities of providing advanced tracking solutions for the monitoring of individuals and assets via a secure web hosted application.

         iST designs, develops, produces, sells, leases and supports wireless products and services relating to the tracking, monitoring, and reporting of individuals and objects. iST products are designed to enhance productivity, reduce costs, and improve overall response using on-line access to information previously maintained on a variety of media. Today, iST primarily markets to the criminal justice application for continuous electronic monitoring.

         iST was formed on January 5, 1992 and was engaged in the development of wireless products and services relating to tracking, monitoring and reporting of individuals and objects. The Company began generating revenue in the fourth quarter of 2002. The Company previously reported as a development stage enterprise and became operational during the fourth quarter of the year ended December 31, 2002.



Significant accounting policies:

Principles of consolidation: The consolidated financial statements include the accounts of iST and its wholly-owned subsidiaries, iST Services, Inc., formed September 25, 2002, and ABS Nebraska, Inc., which is inactive. All material intercompany balances and transactions have been eliminated in consolidation.

Accounting estimates and assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Receivables: Receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Inventories: Inventories consist of PTUs and parts and are recorded at the lower of cost (first in - first out method) or market.

Leasehold improvements and equipment: Leasehold improvements and equipment are recorded at cost. Equipment is depreciated on the straight-line method over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the estimated lives of the assets or the lease term. These assets are reviewed for impairment under SFAS No. 144 when events indicate the carrying amount may not be recoverable.

Product development: iST capitalized software and hardware development costs in accordance with the Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. At December 31, 2002, the majority of our capitalized costs related to the development of our web based tracking and monitoring system, known as tracNET24. Customers of iST are charged a daily usage fee. During the years ending 2002 and 2001, we capitalized $47,257 and $714,401 of product development costs, respectively. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. iST is amortizing these costs on a straight-line basis over an estimated economic useful life of three years or on the ratio of current revenue to total projected product revenues, whichever is shorter once the product is available to customers. We began to amortize these costs in 2002. It is reasonably possible that those estimates of projected product revenues, the remaining estimated economic life of the product or both would be reduced significantly in the near term due to competitive pressures or technological changes. As a result, the carrying amount of the capitalized software and hardware costs may be reduced materially in the near term. $86,962 and $133,833 of capitalized software and hardware development costs were charged to expense in the years ended December 31, 2002 and 2001, respectively, due to impairment. Based upon unit sales to date, and projected sales for the future, we believe there is no impairment of product development costs. Amortization of capitalized software and hardware development costs totaled $262,384 and none for the years ended December 31, 2002 and 2001, respectively.

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

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:



                                                       2002             2001
   Shares issuable upon conversion of Series A
      Convertible Preferred Stock                   8,482,662         8,609,800
   Shares issuable upon conversion of Series B
      Convertible Preferred Stock                     250,050                 -
   Common stock options outstanding                 7,603,575         8,439,158
   Common stock warrants outstanding                1,858,324         1,058,154
   Convertible subordinated debentures                  6,600            13,201



Revenue recognition: Product revenues and cost of goods sold are recognized when goods are received by the customer. Service revenues and related expenses are recognized once the service has been performed. Other revenues and directly related expenses are recognized ratably over the life of the agreement commencing when products are delivered to the customer. We bill for Personal Tracking Units (PTUs) that are sold, and recognize such revenue when goods are received by the customer. One customer, ADT Security Systems, has a 45 day acceptance clause in its contract agreement with us to accept or reject shipment. ADT Security Systems accepted all 350 units billed to them in 2002.

For tracNET24 services we bill for the daily fees incurred in arrears on a monthly basis. Such revenue is recognized on the day the daily fee accrues. For our leased PTUs, we also bill on a monthly basis for the daily fees incurred in arrears.

Advertising costs:  Advertising costs are expensed as incurred.

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

Stock -based compensation: At December 31, 2002, iST has various stock-based compensation plans, which are more fully described in Note 5. iST accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employee, and related interpretations, which measures compensation as the difference between the fair value of the stock at the date of award and the amount required to be paid for the stock. Stock-based compensation of $191,071 and $253,193 has been reflected in net (loss) for the years ended December 31, 2002 and 2001, respectively. The following table illustrates the effect on net (loss) for the years ended December 31, 2002 and 2001, as if iST had applied the fair value recognition provisions of SFAS No. 123 (FAS 123), Accounting for Stock -Based Compensation, to stock-based compensation.

                                               Year Ended December 31
                                                2002           2001
                                                ----           ----

Net (loss), as reported                     $(5,793,620)   $(6,184,811)
Add:  Stock-based employee compensation
  expense included in reported net (loss)       191,071        253,193

Decuct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards       (377,447)    (1,752,374)
                                            ------------- -------------

Pro forma net (loss)                        $(5,979,996)   $(7,683,992)
                                            ============= =============

Basic and diluted (loss) per share:
     As reported                            $     (0.23)   $     (0.29)
                                            ============= =============

     Pro forma                              $     (0.23)   $     (0.36)
                                            ============= =============


         In determining the pro forma amounts above during 2002 and 2001, the value of each grant is estimated at the grant date using the fair value method prescribed in SFAS 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3.5 and 5 years and; expected price volatility of 61.06% and 129.10%.

The fair value of stock options and warrants issued to non-employees is being accounted for using FAS 123. Related compensation expense is charged to income when incurred.

Warrants and common stock issued in consideration for notes payable and debt guarantee fees is expensed in the period incurred due to the short term nature of the related notes.

Segments of business: The Company currently only has one segment line of business.

New accounting pronouncements: In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, which will be effective for iST beginning January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In April 2002, the FASB issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections, which will be effective for iST beginning January 1, 2003. SFAS 145 rescinds SFAS Nos. 4, 44, 64 and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

In June 2002, the FASB issued SFAS No. 146 (SFAS 146) Accounting for Costs Associated with Exit or Disposal Activities, which will be effective for iST beginning January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred unless the liability is for one-time termination benefits incurred over time. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Costs Associated with a Restructuring).

In November of 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception for certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities are effective for qualifying guarantees entered into or modified after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and is effective fiscal 2004 for all other variable interest entities.

iST has assessed the impact of SFAS Nos. 143, 145, and 146, FIN 45 and FIN 46, and estimates that the impact of these standards and interpretations will not be material to iST's financial condition, results of operations or liquidity.

In December 2002, the FASB issued SFAS No. 148 (SFAS 148) Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No.
123. SFAS 148 amended SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS 148 are included in the accompanying Notes to Consolidated Financial Statements. iST applies the principles of APB 25 and related interpretations in accounting for its stock-based compensation plans. See Note 5 to the consolidated financial statements.

NOTE 2. LEASEHOLD IMPROVEMENTS AND EQUIPMENT

         Leasehold improvements and equipment at December 31, 2002, are as follows:


Leasehold improvements.........................................       $ 10,000
Furniture and equipment........................................        603,219
                                                                       -------
                                                                       613,219
Less accumulated depreciation..................................        395,397
                                                                       -------

                                                                     $ 217,822



NOTE 3. PLEDGED ASSETS, NOTES PAYABLE AND LONG TERM DEBT AT DECEMBER 31, 2002

         iST has the following notes payable and long-term debt at December 31, 2002:

Notes payable:


Unsecured notes payable due to certain stockholders, principal and interest are due at
   maturity (January 2003 to December 2003). Interest rates are 10 %.(A)...................          $960,000
Unsecured note payable due to a stockholder, principal and interest are currently due.
   Interest rate is prime plus 1.25% (5.50% at December 31, 2002). (A)                                100,000
Note payable bank, interest is due monthly at prime (4.25% at December 31, 2002)
through July 2003, when all remaining principal and interest are due. The note is secured
by the personal guarantees of various stockholders.(B).....................................         1,000,000
Note payable bank, principal and interest of 7.25% due at maturity, January 21, 2003.                  98,318
Other                                                                                                  10,000
                                                                                                       ------
                                                                                                   $2,168,318
                                                                                                   ==========

Long-term debt:
   Note payable bank, due in monthly installments of $16,557 including interest at the
      Bank's prime rate plus 0.25% (4.50% at December 31, 2002) through June 2003, when all remaining principal and interest are due. The note is collateralized by substantially
      all the assets of the Company and the personal guarantees of various stockholders.(C)        $  403,438
   10% convertible subordinated debenture, currently due, convertible into shares of common
      stock at $6.06 per share........................................................                 40,000
                                                                                                       ------
                                                                                                      443,438
   Less current maturities.................................................................           443,438
                                                                                                      -------
                                                                                                   $        0
                                                                                                   ==========

        Interest expense to stockholders for the years ended December 31, 2002 and 2001, was approximately $59,221 and $227,000, respectively.



     (A)  Common stock warrants were issued to a majority of note holders (See
          Note 5).

     (B) Common stock warrants were issued to those stockholders guaranteeing this note (See Note 5).

     (C) Shares of common stock and common stock warrants were issued to those stockholders guaranteeing this note (See Note 5).


         The carrying value of fixed rate notes payable and long term debt approximates its fair value at December 31, 2002 due to the stockholder guarantees and the relatively short-term nature of the borrowings.







NOTE 4. INCOME TAXES

         Net deferred taxes in the accompanying balance sheets include the following components as of December 31, 2002:



Net operating loss carryforward...............................       11,975,000
Other.........................................................           10,000
                                                                   ------------

                                                                     11,985,000
Valuation allowance...........................................     (11,985,000)
                                                                   ------------

   NET DEFERRED TAX ASSET.....................................     $         --
                                                                   ============




         The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended December 31, 2002 and 2001 due to the following:


                                                                      2002         2001
                                                                      ----         ----

Computed "expected" tax (benefit) ............................   $(1,946,931)   $(2,043,336)
Increase (decrease) in income taxes (benefits) resulting from:
   Benefit from state taxes ..................................      (343,576)      (360,589)
   Nondeductible expenses ....................................       475,507        131,925
   Increase in the valuation allowance .......................     1,815,000      2,272,000
                                                                 -----------    -----------
                                                                 $         -    $         -
                                                                 ===========    ===========


         iST has net operating losses of approximately $29,936,000 to carryforward for future tax purposes that expire from 2010 to 2022. It is reasonably possible the Section 382 limitations of Internal Revenue Service regulations may limit the amount of net operating loss carryforward. Due to the uncertainty surrounding the timing of the realization of the benefit from the net operating loss carryforward, iST has recorded a valuation allowance to offset the deferred tax asset.

NOTE 5. STOCK OPTIONS AND WARRANTS

Stock options

         In 1997 the Company issued 140,825 to former stockholders. All of these options expire no later than November 2003. As permitted under generally accepted accounting principles, these options were accounted for following APB No. 25, and accordingly, no compensation expense was recognized.

         In 2001 iST issued options to purchase in the aggregate of 5,000,000 shares of common stock at an exercise price 85% of the average daily closing price of common stock for the week prior to when the options were granted to the Chairman of the Board of Directors. The options are to vest on a monthly basis over a two year period of time which began January 1, 2001. The President was also issued options to purchase in the aggregate of 1,000,000 shares of common stock at an exercise price 85% of the average daily closing price of the Company's common stock for the week prior to when the options were granted. The options are to vest on a monthly basis over a two year period of time which began February 1, 2001. Both of these option grants contain provisions that accelerate vesting if the common stock price meets various thresholds or if various working capital requirements are met. 6,000,000 options vested according to the common stock price thresholds. 91,000 and no options were exercised during the years ended 2002 and 2001.

         In November 2001, iST granted options to purchase in the aggregate of 600,000 shares of common stock at an exercise price 85% of the average daily closing price of the common stock for the week prior to when the options were granted to the Senior Vice President of Technology, Senior Vice President of Sales and Marketing, and Senior Vice President of Product and Project Development. The options are to vest on a monthly basis over a two year period of time which began November 5, 2001.

         In January 2002, iST granted options to purchase in the aggregate of 150,000 shares of common stock at an exercise price 85% of the average daily closing price of the common stock for the week prior to when the options were granted to the Senior Vice President Corporate Development and General Counsel. The options are to vest on a monthly basis over a two year period of time which began January 1, 2002.

         In June 2001, the shareholders of iST approved the 2001 Omnibus Equity Incentive Plan. The 2001 Omnibus Equity Incentive Plan provides for the granting of stock options and other equity incentives for up to 1,000,000 shares of the Company's Common Stock to the Company's officers, directors, consultants or advisers who provide services to the Company and key employees at an exercise price 85% of the average daily closing price of the Company's common stock for the week prior to when the options were granted. As of January 1 of each year, commencing with the year 2002, the aggregate number of options that may be awarded under the Plan will automatically increase by a number equal to the lesser of 1% of the total number of Common Shares then outstanding or 200,000. During the years ended 2002 and 2001, grants for 702,500 and 165,000 shares of Common Stock have been made, respectively. 71,250 and 45,000 of those options were made to the Company's directors or executive officers. Options exercised under the Omnibus plan during the years ended 2002 and 2001 were 13,333 and none, respectively. And options forfeited for the same time periods were 50,417 and none, respectively. As of December 31, 2002, 382,917 shares of Common Stock remain available for new option grants under this plan. The options are to vest on a monthly basis over a six month to three year period of time from the date of grant.

         In 1999, iST issued stock options to two key employees to purchase shares of common stock of iST (4,000,000 options and 500,000 options, respectively). The options vest ( 1/3 of the options, 1st block) beginning at the earlier of anniversary date (December 31, 1999 and July 30, 2000, respectively) or when the closing price of the common stock exceeds $3.00 per share for at least five consecutive days. The options are exercisable ($0.10 per share and $0.20 per share, respectively) for a period of three years from date of vesting. The second and third ( 1/3 blocks of options) vest one year and two years after the first block of options or when the closing price of the common stock exceeds $4.00 (2nd block of options) or $6.00 (3rd block of options) for at least five consecutive days. The options are exercisable ($0.10 per share and $0.20 per share, respectively) for a period of three years from the date of vesting. The fair value at the date of grants were $0.18 and $0.20, respectively. Of the 4,000,000 options, 1,333,333 (1st block) are vested and have been exercised as of December 31, 2002. The other blocks of options did not vest as the employee is no longer with iST. None of the 500,000 options vested as the employee was not employed as of the first anniversary date (July 30, 2000).

A summary of the status of options issued to employees at December 31, 2002 and 2001, and changes during the years ended on those dates is as follows:



                                                                                2002                            2001
                                                                                ----                            ----
                                                                                      WEIGHTED-                      WEIGHTED-
                                                                                       AVERAGE                        AVERAGE
                                                                                       EXERCISE                       EXERCISE
OPTIONS                                                                SHARES           PRICE          SHARES          PRICE
-------                                                                ------           -----          ------          -----

Outstanding at beginning of year..................................        8,239,158          $0.83       1,474,158          $3.08
Granted...........................................................          852,500           0.77       6,765,000           0.34
Exercised.........................................................        1,437,666           0.12               -              -
Forfeited.........................................................           50,417           0.91               -              -
                                                                     -------------------------------------------------------------

Outstanding at end of year........................................        7,603,575           0.99       8,239,158           0.83
                                                                     =============================================================



Exercisable at end of year........................................        6,733,957          $0.99       6,322,913          $0.94
                                                                     =============================================================
Weighted-average fair value per options for options granted during
   the year.......................................................                           $0.44                          $0.35
                                                                                    ===============                ===============


A further summary about options outstanding at December 31, 2002 is as follows:


                                                  Options Outstanding              Options Exercisable
                                                  -------------------              -------------------

                                                         Weighted
                                                         Average      Weighted                  Weighted
                                                        Remaining     Average                   Average
                                           Number      Contractual    Exercise      Number      Exercise
Range of Exercise Prices                 Outstanding       Life        Price     Exercisable     Price
------------------------                 -----------       ----        -----     -----------     -----

$0.01 to 0.25........................         77,500         3           $0.23         3,021       $0.23
0.26 to 0.50.........................      5,949,000         3            0.29     5,909,833        0.29
0.51 to 0.75.........................        150,000         3            0.67        34,167        0.68
0.76 to 1.00.........................      1,175,000         3            0.80       614,444        0.80
1.01 to 1.50.........................        111,250         3            1.36        31,667        1.36
1.51 and up..........................        140,825         1           31.25       140,825       31.25
                                       -------------                            ------------
Total................................      7,603,575                               6,733,957

         In addition iST issued 200,000 options in 1999 to a consultant to purchase 200,000 shares of common stock. 50,000 of the options vested on July 8, 1999, another 50,000 options vested on January 11, 2000 and the remaining 100,000 options vested on February 8, 2000. All of the 200,000 options are exercisable for a three-year period from the date of vesting. The exercise price is $0.88/share. iST accounts for the fair value of the options in accordance with FSAS No. 123. No options were exercised in 2002 or 2001.

         The fair value of each option is estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: zero dividends; risk free interest rate of 5%; expected life of the options three years; no forfeiture rate and; a price volatility of 210.63%.

Common Stock Warrants

         iST issues warrants to stockholders and non-employees in connection with various services these individuals provide iST. iST accounts for the fair value of the warrants in accordance with FASB Statement No. 123. Compensation expense that has been charged to income for these warrants was approximately $590,000 and $2,055,000 for the years ended December 31, 2002 and 2001, respectively.

         The fair value of each warrant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for warrants in 2002 and 2001: dividend rate of 0.0; price volatility of 56.82% and 111.49%, risk-free interest rate of 5%; and expected lives of three years.



         A summary of the status of all the warrants issued at December 31, 2002 and 2001 and changes during the years ended on those dates is as follows:


                                                                                2002                            2001
                                                                                ----                            ----
                                                                                         WEIGHTED-                      WEIGHTED-
                                                                                           AVERAGE                        AVERAGE
                                                                                          EXERCISE                       EXERCISE
WARRANTS                                                                     SHARES          PRICE          SHARES          PRICE
--------                                                                     ------          -----          ------          -----
Outstanding at beginning of year..................................        1,058,154          $0.44      13,454,549          $0.46
Granted...........................................................        1,169,244           0.69       8,153,421           0.44
Exercised.........................................................        (369,074)           0.24     (5,775,195)           0.26
Exchanged for Preferred Stock.....................................               -               -    (11,071,716)           0.39
Forfeited.........................................................               -               -     (3,752,905)           2.25
                                                                    --------------------------------------------------------------

Outstanding at end of year........................................        1,858,324          $0.63       1,058,154          $0.44
                                                                    ==============================================================



Exercisable at end of year........................................        1,858,324          $0.63       1,058,154          $0.44
                                                                    ==============================================================
Weighted-average fair value per warrant of warrants granted during
   the year.......................................................                           $0.46                          $0.25
                                                                                    ===============                ===============

         A further summary about warrants outstanding at December 31, 2002 is as follows:


                                                                  WARRANTS OUTSTANDING AND EXERCISABLE
                                                                  ------------------------------------
                                                                                 WEIGHTED-
                                                                                  AVERAGE           WEIGHTED-
                                                                                 REMAINING            AVERAGE
                                                                      NUMBER    CONTRACTUAL          EXERCISE
RANGE OF EXERCISE PRICES                                         OUTSTANDING       LIFE                 PRICE
------------------------                                         -----------       ----                 -----

$0.01 to 0.25............................................            350,000     0.5 years              $0.20
 0.26 to 0.50............................................             87,081       0.75                  0.31
 0.51 to 0.75............................................          1,106,744        2.0                  0.63
 0.76 to 1.65............................................            314,499       2.75                  1.20
                                                                     -------
          Total..........................................          1,858,324

     The exercise of all options, warrants and conversion rights of Preferred Stock, if exercise, will exceed the total shares of Common Stock authorized by the Company's Certificate of Incorporation. Current executive officers have agreed to defer any exercise of stock options until after shareholder approval of an increase in authorized stock from 50,000,000 to 100,000,000 shares of Common Stock, to be voted on at the Stockholder's Meeting to be held on May 30, 2003.


NOTE 6. CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock
------------------------------------

         In an agreement, dated as of November 7, 2001, Total Tech, LLC (an entity made up of various board members and stockholders) and other Board of Director members and stockholders (collectively, the "Investors"), acquired 8,609.80 shares of our Series A Convertible Preferred Stock (the "Series A Preferred"). Each share of Series A Preferred is convertible into 1,000 shares of Common Stock, subject to adjustment for stock splits and similar events.

         The Series A Preferred was issued in consideration of the forgiveness of indebtedness owed to certain Investors in the aggregate of $1,497,915, the assumption of $1,000,000 in bank debt by certain investors, the cancellation of 11,071,716 stock purchase warrants held by certain Investors (having an aggregate value of $1,932,887) and the assumption by Total Tech, LLC of $4,178,989 of iST's indebtedness with financial institutions. As of December 31, 2001, $1,702,226 had been assumed by Total Tech, LLC. Subsequent to December 31, 2001, the remaining $2,476,763 of indebtedness had been transferred to Total Tech, LLC.

         The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 1,000,000 shares of Preferred Stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore. The Board also has the authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of Common Stock. Although it is not possible to state the effect that any issuance of Preferred Stock might have on the rights of holders of Common Stock, the issuance of Preferred Stock may have one or more of the following effects (i) to restrict Common Stock dividends if Preferred Stock dividends have not been paid,
(ii) to dilute the voting power and equity interest of holders of Common Stock to the extent that any Preferred Stock series has voting rights or is convertible into Common Stock or (iii) to prevent current holders of Common Stock from participating in our Company's assets upon liquidation until any liquidation preferences granted to holders of Preferred Stock are satisfied. In addition, the issuance of Preferred Stock may, under certain circumstances, have the effect of discouraging a change in control of our Company by, for example, granting voting rights to holders of Preferred Stock that require approval by the separate vote of the holders of Preferred Stock for any amendment to the Certificate of Incorporation or any reorganization, consolidation, merger or other similar transaction involving our Company. As a result, the issuance of such Preferred Stock may discourage bids for our Company's Common Stock at a premium over the market price therefore, and could have a materially adverse effect on the market value of the Common Stock.

         Our Board of Directors has designated 10,000 shares of our Company's Preferred Stock as "Series A Convertible Preferred Stock" (the "Series A Stock"). Each share of Series A Stock is convertible into 1,000 shares of Common Stock, subject to adjustment for stock splits and similar events. The Series A Stock has a liquidation preference of $1,000 per share (the "Stated Value") and a dividend preference equal to 9.5% per annum of the Stated Value. Dividends are payable at the option of the Board of Directors, in cash or in additional shares of Series A Stock (valued at $1,000 per share). Holders of Series A Stock have no voting rights except with respect to any action which (1) alters or changes the rights, preferences or privileges of the Series A Stock materially and adversely, (2) increases the authorized number of shares of Series A Stock, (3) creates any new class of shares having preference over or being on a parity with the Series A Stock or (4) involves sales by our Company of a substantial portion of its assets, any merger of our Company with another entity, or any amendment of our Company's certificate of incorporation. Our Company may redeem all, or any part, of the Series A Stock at any time or from time to time. The base redemption price is calculated as follows:



                  REDEMPTION DATE                              BASE REDEMPTION PRICE
                  ---------------                              ---------------------
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

We issued 310 Series A Convertible Preferred shares in December 2002 to one company that converted them into common shares. An additional 800 shares were converted to common shares by Total Tech, LLC, during 2002.

Series A Preferred Stock holders have received payment in kind dividends during the year ended December 31, 2002, in the amount of $672,872.

Series B Convertible Preferred Stock
------------------------------------

         Our Board of Directors approved iST's proposed private placement offering of 3,500 shares of Series B Convertible Preferred Stock ($0.01 par value) as described in the Offering Memorandum dated December 1, 2002. The price per Share is $1,000 and will be paid in cash by each subscriber at the time of subscription. Each share of Series B Preferred Stock being offered is convertible to 1,667 shares of Common Stock. Each share so converted would be priced at $0.60.

As of December 31, 2002, 150 shares of Series B preferred stock has been issued valued at $145,000, net of offering costs of $5,000.

Rights, Preferences, Privileges and Restrictions of Preferred Stock:

         Dividend Provisions: The holders of the Preferred will be entitled to receive cumulative, fixed-rate dividends per annum (the "Dividend Dollar Amount") at the following rates:

                                10.0% months 1-6,
                                11.0% months 7-12,
                                12.0% months 13-24,
                                13.0% months 25-60.

         Dividends shall be payable in cash or in additional shares of Series B Convertible Preferred Stock at the sole discretion of the Board of Directors. If dividends are paid in Stock each share shall be valued, for this purpose, at an amount equal to the Original Purchase Price.

         Dividends shall be payable quarterly beginning May 31, 2003 (the "Dividend Date").

         Liquidation Preference: In the event of any liquidation or winding up of the Company, the holders of Preferred will be entitled to receive in preference to the holders of Common an amount ("Liquidation Amount") equal to the Original Purchase Price plus any dividends cumulated on the Preferred but not paid. A consolidation or merger of the Company, in which the Company does not survive, or a sale of all or substantially all of its assets shall be deemed to be a liquidation or winding up for purposes of the liquidation preference.

         Call Provisions: At any time, and from time to time prior to the Mandatory Conversion date, the Company may call and/or retire in part or all preferred shares outstanding. If preferred shares are called prior to the Mandatory Conversion date, the following premium would apply:

                                Prior to October 31, 2003 - 115%
                                Prior to October 31, 2004 - 110%
                                Prior to October 31, 2005 - 105%

         Mandatory Conversion: At any time, and from time to time, after October 31, 2005, all or any part of the Preferred may be converted into Common at the then applicable common stock equivalents, at the option of the Company.

         Anti-dilution Provisions: The Common Stock Equivalents, will be subject to adjustment to reflect any subdivisions or combinations of Common Stock.
         Voting Rights: The holders of Preferred shall have no voting rights, except as indicated herein

         Protective Provisions: Consent of the holders of at least a two-thirds majority of the Preferred will be required for any action which (i) alters or changes the rights, preferences or privileges of the Preferred materially and adversely, (ii) increases the authorized number of shares of Preferred, (iii) creates any new class of shares having preference over or being on a parity with the Preferred, or (iv) involves sale by the Company of a substantial portion of its assets, any merger of the Company with another entity, or any amendment of the Company's certificate of incorporation.

         Redemption:  The Preferred shall not be redeemable by the holder.

Preemptive Rights: If the Company at any time grants, issues or sells any options, warrants, convertible securities or rights to purchase stock pro rata to the record holders of Common, the holders of Preferred shall be granted the same rights on an as converted basis.

NOTE 7. GOING CONCERN AND SUBSEQUENT EVENT

         The accompanying financial statements of iSECUREtrac Corp. have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of iSECUREtrac Corp. to continue as a going concern. As shown in the statements of operations, iST has not yet achieved profitable operations. As of January 31, 2003, iST has insufficient working capital to execute its business plan. These items raise substantial doubt about the ability of the iST to continue as a going concern. Management plans to continue financing operations and development of our technology through the plan described herein.

         We plan to continue financing our technology and operations through external and related party financing. We are working on an additional private placement of $3,350,000 in equity financing to continue to fund the operations and production of our tracking devices and related services. We are also in the process of obtaining additional bridge financing from a financial institution to help cover some of our general operating expenses.

         On March 7, 2003, iSecureTrac entered into a common stock purchase agreement with Fusion Capital Fund II, LLC. Under the agreement, Fusion Capital shall buy up to $6,000,000 of iSecureTrac's common stock over a period of 30 months. The Company has the right to control the timing and the amount of common stock sold with the limit being $200,000 a month as defined in the agreement. The price per common stock is based on the trading price of the stock as defined in the agreement and is not discounted.

         Management has hired additional sales and sales support staff to help expand iST's sales opportunities within the United States. The addition of this sales personnel has enabled us to increase sales on an accelerated basis.

         iST's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, meet its product development goals, secure new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that might result from outcome of these uncertainties.

NOTE 8. LEASE OBLIGATIONS

         The Company leases its facilities under a noncancelable lease agreement expiring November 2005. The future minimum lease payments under the operating lease as of December 31, 2002 are as follows:



YEAR ENDING DECEMBER 31,
------------------------

2003...........................................................        66,275
2004...........................................................        69,300
2005...........................................................        63,525
                                                                       ------
                                                                     $199,100
                                                                     ========


         Rent expense related to the above leases was $66,023 and $84,940 for the years ended December 31, 2002 and 2001, respectively.

NOTE 9. LEGAL PROCEEDINGS

         We are subject to pending or threatened lawsuits that are ordinary to our business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits. We are also subject to a variety of federal and state laws and regulations, especially those relating to electronic devices and wireless communications.

         Within the previous three years, iST was a party to two patent lawsuits with Pro Tech Monitoring, Inc. relating to the company's patent no. 6,100,806 (issued August 8, 2000) and a similar patent, no. 5,731,757 (issued on March 24,
1998), held by Pro Tech, both for the apparatus and method of GPS tracking of individuals. We claimed that our application for the "806" patent was a continuation in part of an earlier patent application, made in December, 1994, which resulted in our patent no. 6,072,396 (issued on June 6, 2000). Pro Tech claimed that the earlier patent application was technically abandoned and that its August, 1996 application was the first one made for the invention. After extensive discovery, the parties settled the case in May of 2002. In the written settlement agreement, made effective April 25, 2002, Pro Tech recognized the validity of the company's "806" patent and the company granted Pro Tech a royalty free, non-exclusive license to use such patent. The complaint and counter complaint were dismissed with prejudice.

On January 2, 2002, the company filed a complaint in U.S. District Court, District of Nebraska, against LEDvision Inc., an Iowa corporation d/b/a Electronic Manufacturing Technologies (EMT), for breach of contract and trade disparagement (Case No. 8:02CV5). The complaint alleged non-delivery of manufacturing specifications and manufactured Personal Tracking Units (PTUs) in the fourth quarter of 2001, causing a delay in our customer deliveries. EMT counter-complained for breach of contract. As the lawsuit progressed, EMT closed its business and liquidated most assets. In February of 2003, the parties agreed to settle the matter on the basis of the delivery to the company of all remaining parts for the PTUs still in possession of EMT and a Note for $10,000 made by us, in favor of EMT, in March of 2001. In exchange, we will allow EMT to exercise its warrant for 25,602 shares of the company's common stock. The settlement agreement was fully executed on March 1, 2003 and, subsequently, the Court has ordered the submission of a motion for dismissal with prejudice. The exchange contemplated in the settlement agreement is currently being arranged and the case is expected to be dismissed when the exchange is completed.