Form 10QSB
period 2003-03-31
ISECURETRAC CORP
filed 2003-05-16
CIK 1088120

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   Form 10-QSB

                                   (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 YES [X] NO [ ]

            The number of issuer's shares outstanding as of April 18, 2003, was 38,203,097.

Transitional Small Business Disclosure Form (Check One): YES  [  ]  NO  [X]

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ISECURETRAC CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31,     December 31,
                                            ASSETS                               2003            2002
                                                                             ------------    ------------
                                                                              (Unaudited)
Current Assets
      Cash                                                                   $     41,433    $     47,374
      Receivables:
       Trade accounts                                                              78,230          18,493
       Employees                                                                    1,000              --
       Other                                                                           --          75,111
      Inventories                                                                 289,456          51,460
      Prepaid expenses and other                                                   95,302          15,872
                                                                             ------------    ------------
         Total current assets                                                     505,421         208,310

Leasehold Improvements and Equipment, net                                         307,557         217,822
Product Development Costs, net                                                    603,485         682,200
Other Assets                                                                        8,703           9,081
                                                                             ------------    ------------
         Total assets                                                        $  1,425,166    $  1,117,413
                                                                             ============    ============

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities

      Notes payable                                                             2,873,027       2,168,318
      Outstanding checks in excess of bank balance                                  6,423         121,694
      Current maturities of long-term debt                                        458,517         443,438
      Accounts payable and accrued expenses                                       815,971         672,130
      Deferred gain on sale-leaseback transatcion                                  39,571              --
      Accrued interest payable                                                     76,055          46,113
      Preferred dividends payable                                                 203,463         203,121
                                                                             ------------    ------------
         Total Current Liabilities                                              4,473,027       3,654,814
                                                                             ------------    ------------
Long-term Debt, less current maturities                                            47,956              --
                                                                             ------------    ------------
Commitments and Contingency
Stockholders'  (Deficit)
      Series A Preferred stock                                                  8,685,783       8,482,662
      Series B Preferred stock                                                    295,000         145,000
      Common stock                                                                 38,143          34,919
      Additional paid-in capital                                               22,138,140      21,510,819
      Deficit accumulated during the development stage                        (34,252,883)    (32,710,801)
                                                                             ------------    ------------
         Total stockholders'  (deficit)                                        (3,095,817)     (2,537,401)
                                                                             ------------    ------------
         Total liabilities and stockholders' (deficit)                       $  1,425,166    $  1,117,413
                                                                             ============    ============

            See Notes to Condensed Consolidated Financial Statements.

ISECURETRAC CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31
                                                               2003            2002
                                                           ------------    ------------
Revenues:
       Equipment                                           $     44,307    $     16,400
       Hosting                                                   21,355              --
       Service                                                    2,057          59,058
                                                           ------------    ------------
          Total revenues                                         67,719          75,458
                                                           ------------    ------------
Costs and expenses:
       Cost of equipment and hosting revenue                    126,098          51,556
       Cost of service revenue                                      458          16,978
       Research and development                                 180,487         126,767
       Sales, general and administrative                      1,034,139       1,075,374
                                                           ------------    ------------
          Total costs and expenses                            1,341,182       1,270,675
                                                           ------------    ------------
       Operating (loss)                                      (1,273,463)     (1,195,217)
                                                           ------------    ------------
Other income (expense):
       Interest income                                              109             332
       Interest expense                                         (65,265)        (61,444)
       Loan acquisition expense, stockholders                        --        (536,734)
                                                           ------------    ------------
       Total other income (expense)                             (65,156)       (597,846)
                                                           ------------    ------------
       (Loss) before provision for income taxes              (1,338,619)     (1,793,063)
       Provision for income taxes                                    --              --
                                                           ------------    ------------
Net (loss)                                                 $ (1,338,619)   $ (1,793,063)
Preferred dividends                                            (203,463)       (204,483)
                                                           ------------    ------------
Net (loss) available to common stockholders                $ (1,542,082)   $ (1,997,546)
                                                           ============    ============
Net (loss) per share of common stock - basic and diluted   $      (0.04)   $      (0.08)
                                                           ============    ============
Weighted average shares of common stock outstanding          35,973,163      26,147,706
                                                           ============    ============

See Notes to Condensed Consolidated Financial Statements.

ISECURETRAC CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Three Months Ended
                                                                                    March 31
                                                                              2003           2002
                                                                          -----------    -----------
Cash flow from operating activities:
    Depreciation and amortization                                         $   114,958    $    42,135
    Other                                                                    (993,218)      (994,773)
                                                                          -----------    -----------
         Net cash (used in) operating activities                             (878,260)      (952,638)
                                                                          -----------    -----------
Net cash (used in) investing activities                                        (5,600)      (212,035)
                                                                          -----------    -----------
Cash flows from financing activities:
    Increase in notes payable                                                 622,000         21,080
    Net proceeds from issuance of common stock                                428,155      1,689,096
    Other                                                                    (172,236)      (204,042)
                                                                          -----------    -----------
         Net cash provided by financing activities                            877,919      1,506,134
                                                                          -----------    -----------
         Increase (decrease) in cash                                           (5,941)       341,461
Cash, beginning of period                                                      47,374            439
                                                                          -----------    -----------
Cash, end of period                                                       $    41,433    $   341,900
                                                                          ===========    ===========
Supplemental Disclosures of Cash Flow Information:
    Cash payments for:
         Interest                                                         $    35,323    $    80,178
         Taxes                                                                     --             --

Supplemental Disclosures of Noncash Investing and Financing Activities:
    Issuance of common and preferred stock in payment of long-term debt   $    10,000    $ 2,476,763
    Issuance of preferred stock in payment of preferred stock dividends       203,121             --
    Preferred stock dividends declared but not paid                           203,463             --
    Equipment acquired through capital lease obligation                       120,000             --
    Accounts payable converted to notes payable                                92,710             --

See Notes to Condensed Consolidated Financial Statements.

                                ISECURETRAC CORP
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    GENERAL

The condensed consolidated balance sheet of iSECUREtrac Corp ("iST" or "we", "us", or "our") at December 31, 2002 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three months ended March 31, 2003 and for the three months ended March 31, 2002 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

The accompanying financial statements of iSECUREtrac Corp have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of iST to continue as a going concern. As shown in the statements of operations, iST has not yet achieved profitable operations. As of March 31, 2003, iST has insufficient working capital to execute its business plan. These items raise substantial doubt about the ability of iST to continue as a going concern. Management plans to continue financing operations and development of our technology through the plan described herein.

We are reporting as an operating company. For the first three quarters of 2002, we reported as a development stage company. We transitioned to an operating company during the fourth quarter of 2002 with the advent of direct sales and the subsequent signing, in the first quarter of 2003, of five end-user agencies, one service provider and three new distributors. During the first quarter of 2003, we also entered into a stock purchase agreement with Fusion Capital Fund II, LLC that will provide us with capital for production of our tracking devices and general corporate purposes.

2.    CURRENT STOCKHOLDERS' EQUITY TRANSACTIONS

For the three-month period ending March 31, 2003, we issued 779,563 shares of our common stock valued at $299,500 to various individuals and companies as compensation for board participation, advisory services to the board and consulting agreements. 1,438,733 shares of our common stock were also issued as stock issuance costs in relation to our SB-2 registration statement accepted in April 2003.

We also issued 1,005,098 shares of common stock in exchange for $278,155 in cash and the elimination of a $10,000 promissory note to a corporation by exercise of outstanding warrants.

In addition, we issued 150 Series B Convertible Preferred Shares to an individual for $150,000 cash.

During the quarter ended March 31, 2003, we granted options to purchase 70,000 shares of common stock to two employees and one outside consultant pursuant to their stock option agreements. The exercise prices are at 85% of fair value of iST's common stock and vest ratably over one month to two years. We had 91,666 options forfeited during the quarter ended March 31, 2003.

iSECUREtrac Corp., at March 31, 2003, had 7,576,909 outstanding stock options, 1,532,722 outstanding warrants, 8,685,783, 500,100 and 6,600 shares issuable upon conversion of Series A convertible preferred stock, Series B convertible preferred stock and convertible subordinated debentures, respectively, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

3.    STOCK-BASED COMPENSATION

Stock -based compensation: iST accounts for its various stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employee, and related interpretations, which measures compensation as the difference between the fair value of the stock at the date of award and the amount required to be paid for the stock. Stock-based compensation of $36,077 and $83,583 has been reflected in net (loss) for the three-month periods ended March 31, 2003 and 2002, respectively. The following table illustrates the effect on net (loss) and (loss) per share for the three-month periods ended March 31, 2003 and 2002, as if iST had applied the fair value recognition provisions of SFAS No. 123 (FAS 123), Accounting for Stock -Based Compensation, to stock-based compensation.

                                              Three-Months Ended March 31
                                                 2003               2002
                                                 ----               ----
Net (loss) available to common stockholders,
  as reported                                $(1,338,619)       $(1,997,546)
Add:  Stock-based employee compensation
  expense included in reported net (loss)         36,077             83,583

Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards         (84,803)          (460,445)
                                             -----------        -----------
Pro forma net (loss)                         $(1,387,345)       $(2,374,408)
                                             ===========        ===========

Basic and diluted (loss) per share:

As reported                                 $(0.04)                $(0.08)
                                            ======                  =====
Pro forma                                   $(0.04)                $(0.09)
                                            ======                  =====

            In determining the pro forma amounts above during 2003 and 2002, the value of each grant is estimated at the grant date using the fair value method prescribed in FAS 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3 and 4 years and; expected price volatility of 80.93% and 126.22%.

The fair value of stock options and warrants issued to non-employees is being accounted for using FAS 123. Related compensation expense is charged to income when incurred.

Warrants and common stock issued in consideration for notes payable and debt guarantee fees are expensed in the period incurred due to the short term nature of the related notes.

4.    MANAGEMENT'S PLANS

We plan to continue financing our technology and operations through external and related party financing. We entered into a common stock purchase agreement on March 7, 2003, as amended and restated on April 14, 2003, with Fusion Capital Fund II, LLC, a Chicago based institutional investor. Under the agreement, Fusion Capital will buy up to $12.0 million of our common stock over a period of up to 40 months, subject to our right to extend the agreement for six months. We have the right to control the timing and amount of stock sold to Fusion Capital with the purchase price based upon the market price of the Company's common stock at the time of sale without any discount. Under the common stock purchase agreement, funding of the $12.0 million shall occur from time to time, and as such, has already commenced as of April 23, 2003. In addition, we are working on an additional private placement of $3,200,000 in equity financing to continue to fund our operations and production of our tracking devices and related services

We are also in the process of obtaining additional bridge financing from a financial institution to help cover some of our general operating expenses.

Management hired four professional sales and sales support staff in the third and fourth quarters of 2002 and one sales professional in the first quarter of 2003 to expand iST's sales opportunities within the United States. We believe that the addition of sales personnel will enable us to increase sales on an accelerated basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters contained in this Quarterly Report on Form 10-QSB may contain statements that plan for or anticipate the future. Forward-looking statements include statements about the future of our products and the industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this Prospectus, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. Description of Business contained in iST's Form 10-KSB filed with the SEC March 31, 2003.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to iST's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

We have moved from a being developmental stage company to an operating company during the fourth quarter of 2002. As such, the financial results of operations reflect our primary activities transitioning from development and testing of our GPS products to production and sales of our Model 2100NC units, principally for offender monitoring in the criminal justice marketplace. We completed the final design and began production of our series 2100 tracking unit in the first quarter of 2002. During 2002, we sold and shipped 350 PTUs to our then-only distributor for deployment. During the first three months of 2003, we have sold or leased 161 PTUs through our direct sales force.

We have developed our computerized center for communication and data management (tracNET24(TM) platform), staffed only to maintain the system. We anticipate revenues will increase significantly in the second and third quarter's of 2003 as we continue to aggressively deliver our new products to the criminal justice market. The tracNET24(TM) platform will be operated as an Application Service Provider (ASP) service, allowing agents of our distributing partners at existing monitoring centers to access and use the system to provide the monitoring services. As we continue to roll out this new product offering, our customers will have control and responsibility to monitor the movement of their individuals or assets. Utilizing our GPS tracking products, customers, through a secure internet connection, will access their information via our host website, www.tracnet24.com. Our product will allow our customers greater flexibility, ease of use and reduced operating costs when compared to our and our competitor's current product offerings and pricing. At the same time, it will allow us to partner with industry-specific service providers, wherein they will provide the staffing and end-user interaction, and we will supply the tracking technology and information reporting.

In addition, management plans to hire additional sales and sales support staff to expand iST's sales opportunities within the United States. We believe that the addition of sales personnel will enable us to increase sales on an accelerated basis.

Equipment Revenue

Equipment Revenue is derived from the sale and leasing of our products. For the three months ended March 31, 2003, equipment revenues were $44,307 compared to $16,400 during the same period in 2002. The reason for the increase in the comparable period is the onset of the leasing of our Series 2100 PTUs, coupled with additional direct sales, as opposed to units just being sold in the prior year period.

Hosting Revenue

Hosting Revenue is the fees charged to our customers for hosting data that encompasses units being active or in use, fax charges, pages, and phone call-ins. For the three months ended March 31, 2003, hosting revenues were $21,355 compared to none during the same period in 2002. The reason for the increase in the comparable period is the increase in activity of both directly sold and company leased Series 2100 PTUs.

Service Revenue

For 2003, Service Revenue consisted of sales of non-core product that included various ancillary computer equipment and the maintenance associated with such equipment. For the three months ended March 31, 2003, Service Revenue was $2,057 compared to $59,058 for the comparable period of 2002. The main reason for the decrease in the comparable period was a slow down in projects associated with this type of Service Revenue.

Cost of Equipment and Hosting Revenue

Cost of Equipment and Hosting Revenue represents the direct costs associated with the generation of equipment and hosting revenue, and includes cost of goods for our equipment that is sold and leased. It also includes the direct variable communications and hardware equipment expenses associated with the web centric hosting services provided by iST. A portion of our cost of equipment and hosting revenue, which began in March 2002, consists of product development cost amortization of $78,715 for the three months ended March 31, 2003 compared to $26,238 during the same period in 2002. This amortization is associated with our tracNET24 and our Series 2100 tracking unit. For the quarter ending March 31, 2003, Cost of Equipment and Hosting Revenue was $126,098, compared to $51,556 during the same period in 2002. The primary reason for this increase in the cost of equipment and hosting revenue during the quarter was due to the related increase in sales and leasing of our Series 2100 tracking units, as well as increased product development cost amortization.

Cost of Service Revenue

Cost of Service Revenue represents the direct costs associated with the generation of service revenue. This includes direct costs of distribution of software and equipment and the maintenance expenses on equipment repaired under service agreements. For the three-month period ended March 31, 2003, Cost of Service Revenue decreased to $458, compared to $16,978 during the same period in 2002. The primary reason for the overall lower cost of service revenue for the comparable period was due to the slow down of projects associated with this type of service revenue.

Research and Development

Research and Development expenses are the direct costs associated with iST's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the iST's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses increased to $180,487 for the three months ended March 31, 2003, up from $126,767 for the same period in 2002. The main reason for three-month increase was increases in salaries and wages due to additional personnel added to iST for software development associated with our Series 2100 tracking unit.

Sales, General and Administrative

Sales, General and Administrative expenses are all the expenses associated with the operations and marketing of our company, outside of the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel, fixed telephone expenses, office leases and supplies, marketing advertising in magazines and periodicals, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three months ended March 31, 2003, Sales, General and Administrative expense decreased to $1,034,139, compared from $1,075,374 in the comparable period of 2002. The main reason for the decrease during the period was an increase in salaries and wages due to additional sales personnel offset by decreases in stock option issue expenses, legal expenses, board meeting expenses, office supplies and liability insurance expenses.



Operating (Loss)

For the quarter ended March 31, 2003, operating (loss) was $(1,273,463), compared to $(1,195,217) for the same period in 2002. The main reason for the three-month increase was higher expenses in the period, as explained above.

Interest Expense

For the three months ended March 31, 2003, Interest expense totaled $65,265, compared to interest expense of $61,444 in the comparable period of 2002. This interest expense increase was due to larger outstanding balances in Company borrowings in 2003 over 2002.

Loan Acquisition Expense, Stockholders

For the quarter ended March 31, 2003, loan acquisition expense was $0, compared to $536,734 for the comparable period of 2002. This expense in 2002 is due to stock warrants issued to various stockholders or individuals for lending us money. We raised more money in the latter part of 2002 and first three months of 2003 through equity financing than we did through personal loans and guarantees on bank notes, thus keeping our loan acquisition expense at $0.

Net (Loss)

For the three months ended March 31, 2003, we had a Net Loss of $(1,338,619), compared to a Net Loss of $(1,793,063), in the comparable period of 2002, for the reasons described above.

Preferred Dividends

For the quarter ended March 31, 2003, preferred dividends totaled $203,463, as compared to $204,483 for the comparable period of 2002. This decrease was due to the conversion of 800 shares of our Series A Convertible Preferred Stock during 2002, coupled with an increase in preferred stock dividends.

Net (loss) Available to Common Stockholders

For the three months ended March 31, 2003, we had a net (loss) available to common stockholders of $(1,542,082) compared to a net (loss) available to common stockholders of $(1,997,546) in the comparable period of 2002. The reasons for the difference are described above.

Liquidity and Capital Resources

For the quarter ended March 31, 2003, we used $(878,260) in cash in operating activities, another $(5,600) in investing activities, and we generated
$877,919 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the three months ended March 31, 2003 of $(5,941). For the same period of 2002, we used $(952,638) of cash in operating activities and $(212,035) in investing activities. We generated $1,506,134 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash of $341,461.

In January 2003, we entered into a sale/leaseback agreement with a third party leasing company. The sale of 100 series 2100 tracking units generated $120,000 of cash with a corresponding $120,000 capital legal obligation. We are pursuing other sale/leaseback opportunities with various third party leasing companies. We believe that lease funding of our tracking units can be an additional source of cash to meet our financial needs.

We entered into a common stock purchase agreement on March 7, 2003, as amended and restated on April 14, 2003, with Fusion Capital Fund II, LLC, a Chicago based institutional investor. Under the agreement, Fusion Capital will buy up to $12.0 million of our common stock over a period of up to 40 months, subject to our right to extend the agreement for six months. We have the right to control the timing and amount of stock sold to Fusion Capital with the purchase price based upon the market price of the Company's common stock at the time of sale without any discount. Under the common stock purchase agreement, funding of the $12.0 million shall occur from time to time, and as such, has already commenced as of April 23, 2003. In addition, 1,438,733 shares of our common stock were issued in connection with the common stock purchase agreement. We are also in the process of obtaining additional bridge financing from a financial institution to help cover some of our general operating expenses. In addition, we are working on an additional private placement of $3,200,000 in equity financing to continue to fund the operations and production of our tracking devices and related services.

As of April 25, 2003, we had the following borrowing facilities in place, all of which are guaranteed by various directors of iST:

We have a $750,000 note payable from U.S. Bank N.A. of Omaha, Nebraska. iST is repaying this loan in 35 monthly payments of $16,557 and one last payment estimated at $369,376 due June 30, 2003. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus one-fourth (0.25) percent. As of March 31, 2003, the Index Rate was currently four and one-fourth (4.25) percent, and the outstanding loan balance was $360,140. This loan is secured by a security interest in our tangible and intangible assets and the personal guarantees of various stockholders. We intend to negotiate with the bank to renew and extend this note payable.

We have a $1,000,000 note payable from Wells Fargo Bank. Interest only payments are due monthly. The note matures on July 31, 2003 and carries an interest rate per annum equal to the prime rate. As of March 31, 2003, the prime rate is four and one-fourth (4.25)%. This loan is secured by the personal guarantee of various stockholders. We intend to negotiate with the bank to renew and extend this note payable.

We have a $98,318 unsecured note payable from Nebraska State Bank of Omaha. This short-term note matured on January 21, 2003 and has since been renewed until June 5, 2003 and carries an interest rate of seven and one-fourth (7.25)% due at maturity.

We have a $92,710 unsecured note payable from Merrill Corporation resulting from the Conversion of accounts payable. This short-term note matures on July 30, 2003 and requires monthly principal only payments. It carries an interest rate of zero (0)%. As of March 31, 2003, the outstanding loan balance was $89,710.

The majority of our remaining $1,685,000 in notes payable consists of amounts owed to individuals, primarily directors of iST, which mature within one year and carry interest rates ranging from 5.5% to 10%. We borrowed $625,000 during the three months ended March 31, 2003 from Total Tech, LLC, an entity made up of various board members and stockholders. This amount is included in the $1,685,000 previously mentioned.

We lack sufficient operating capital, and we intend to fund our ongoing development and operations through a combination of additional equity capital and further borrowings. As of March 31, 2003, we did not have commitments for either debt or share purchases to meet its planned 2003 operating capital requirements.

ITEM  3. DISCLOSURE CONTROLS AND PROCEDURES

      An evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures as of November 6, 2002. This evaluation was conducted under the supervision and with the participation our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of November 6, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to November 6, 2002.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

iST claims exemption under the Securities Act of 1933 Section 4(2) for the following equity transactions which took place in the first quarter of 2003.

1. Board members were compensated in total with 25,396 shares of stock valued at $13,000 for attending (2) first quarter board meetings. The 25,396 shares are comprised of seven board members receiving 2,500 shares each on 02/13/03 and six board members receiving 1,316 shares each on 03/31/03. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 20,833 shares on February 13th valued at $8,333 for attending (1) first quarter board meeting.

2. On January 14th and February 13, 2003, we issued 16,667 shares of common stock on each date valued at $12,167 in total to an individual for services per his consulting agreement.

3. On January 14th and February 19, 2003, we issued 25,000 and 250,000 shares of common stock valued at $5,000 and $50,000 respectively upon the exercise of outstanding warrants.

4. On February 19, 2003, we issued 700,000 shares of common stock valued at $266,000 to a corporation for services per its consulting agreement.

5. On February 19, 2003, we issued 25,602 shares of common stock valued at $10,000 to Electronic Manufacturing Technology for extinguishing its promissory note by exercising its warrants.

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

                                                    ISECURETRAC CORP


Date:       May 15, 2003                            By:   /s/ James E. Stark
                                                          ------------------
                                                          James E. Stark
                                                          President

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

         Date     May 15, 2003          /s/ Michael P. May
                                        ------------------
                                            Michael P. May
                                            Chief Executive Officer

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

         Date     May 15, 2003          /s/ James E. Stark
                                        ------------------
                                            James E. Stark
                                            Chief Financial Officer