Form 10QSB
period 2003-06-30
ISECURETRAC CORP
filed 2003-08-14
CIK 1088120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004

                                   Form 10-QSB

                                   (Mark One)
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 YES [X]   NO [ ]

      The number of issuer's shares outstanding as of August 01, 2003, was 43,003,692.

Transitional Small Business Disclosure Form (Check One): YES  [ ]  NO  [X]

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ISECURETRAC CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30,               December 31,
                                            ASSETS                                                 2003                    2002
                                                                                              ------------             ------------
                                                                                               (Unaudited)
Current Assets
      Cash                                                                                    $     59,023             $     47,374
      Receivables:
         Trade accounts                                                                             93,554                   18,493
         Other                                                                                        --                     75,111
      Inventories                                                                                  347,025                   51,460
      Prepaid expenses and other                                                                   210,840                   15,872
                                                                                              ------------             ------------
           Total current assets                                                                    710,442                  208,310
Leasehold Improvements and Equipment, net                                                          187,267                  217,822
Leased Equipment, net                                                                               90,000                     --
Product Development Costs, net                                                                     524,769                  682,200
Other Assets                                                                                         8,575                    9,081
                                                                                              ------------             ------------
           Total assets                                                                       $  1,521,053             $  1,117,413
                                                                                              ------------             ------------
                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
      Notes payable                                                                              2,560,325                2,168,318
      Outstanding checks in excess of bank balance                                                    --                    121,694
      Current maturities of long-term debt                                                         830,708                  443,438
      Accounts payable and accrued expenses                                                        901,855                  672,130
      Deferred gain on sale-leaseback transaction                                                   33,918                     --
      Accrued interest payable                                                                      85,327                   46,113
      Preferred dividends payable                                                                  209,453                  203,121
                                                                                              ------------             ------------
           Total Current Liabilities                                                             4,621,586                3,654,814
                                                                                              ------------             ------------
Long-term Debt, less current maturities                                                            492,680                     --
                                                                                              ------------             ------------
Commitments and Contingency
Stockholders'  (Deficit)
      Series A preferred stock                                                                   8,843,246                8,482,662
      Series B preferred stock                                                                     295,000                  145,000
      Common stock                                                                                  39,723                   34,919
      Additional paid-in capital                                                                22,979,938               21,510,819
      Accumulated deficit                                                                      (35,751,120)             (32,710,801)
                                                                                              ------------             ------------
           Total stockholders'  (deficit)                                                       (3,593,213)              (2,537,401)
                                                                                              ------------             ------------
           Total liabilities and stockholders' (deficit)                                      $  1,521,053             $  1,117,413
                                                                                              ------------             ------------

      See Notes to Condensed Consolidated Financial Statements

ISECURETRAC CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          Three Months Ended                 Six Months Ended
                                                                               June 30                           June 30
                                                                         2003             2002             2003             2002
                                                                    ------------     ------------     ------------     ------------
Revenues:
        Equipment                                                   $     74,866     $     89,175     $    119,173     $    105,575
        Hosting                                                           34,376             --             55,731             --
        Service                                                            1,668           46,916            3,725          105,974
                                                                    ------------     ------------     ------------     ------------
           Total revenues                                                110,910          136,091          178,629          211,549
                                                                    ------------     ------------     ------------     ------------
Costs and expenses:
        Cost of equipment and hosting revenue                            160,704          145,473          286,802          183,905
        Cost of service revenue                                              382           23,639              840           53,741
        Research and development                                         192,962          226,642          373,449          353,409
        Sales, general and administrative                                980,534        1,054,927        2,014,673        2,130,301
                                                                    ------------     ------------     ------------     ------------
           Total costs and expenses                                    1,334,582        1,450,681        2,675,764        2,721,356
                                                                    ------------     ------------     ------------     ------------

        Operating (loss)                                              (1,223,672)      (1,314,590)      (2,497,135)      (2,509,807)
                                                                    ------------     ------------     ------------     ------------
Other income (expense):
        Interest income                                                      102            1,357              211            1,689
        Interest expense                                                 (65,214)         (42,634)        (130,479)        (104,078)
        Loan acquisition expense, stockholders                              --               --               --           (536,734)
                                                                    ------------     ------------     ------------     ------------

        Total other income (expense)                                     (65,112)         (41,277)        (130,268)        (639,123)
                                                                    ------------     ------------     ------------     ------------

        (Loss) before provision for income taxes                      (1,288,784)      (1,355,867)      (2,627,403)      (3,148,930)
        Provision for income taxes                                          --               --               --               --
                                                                    ------------     ------------     ------------     ------------
Net (loss)                                                          $ (1,288,784)    $ (1,355,867)    $ (2,627,403)    $ (3,148,930)

Preferred dividends                                                     (209,453)        (196,367)        (412,916)        (400,850)
                                                                    ------------     ------------     ------------     ------------
Net (loss) available to common stockholders                         $ (1,498,237)    $ (1,552,234)    $ (3,040,319)    $ (3,549,780)
                                                                    ------------     ------------     ------------     ------------
Net (loss) per share of common stock - basic and diluted            $      (0.04)    $      (0.05)    $      (0.08)    $      (0.13)
                                                                    ============     ============     ============     ============
Weighted average shares of common stock outstanding                   38,740,656       29,110,002       37,356,910       27,628,854
                                                                    ============     ============     ============     ============

See Notes to Condensed Consolidated Financial Statements

ISECURETRAC CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                            Six Months Ended
                                                                                                                June 30
                                                                                                         2003               2002
                                                                                                     -----------        -----------
Cash flow from operating activities:
    Net (loss)                                                                                       $(2,627,403)       $(3,148,930)
    Depreciation and amortization                                                                        228,294            143,530
    Other                                                                                                413,134            995,314
                                                                                                     -----------        -----------
            Net cash (used in) operating activities                                                   (1,985,975)        (2,010,086)
                                                                                                     -----------        -----------

Net cash (used in) investing activities                                                                   (9,802)          (298,672)
                                                                                                     -----------        -----------
Cash flows from financing activities:
    Increase (decrease) in notes payable                                                               1,284,297            (75,002)
    Net proceeds from issuance of common stock                                                         1,005,873          2,749,634
    Other                                                                                               (282,744)          (288,642)
                                                                                                     -----------        -----------
            Net cash provided by financing activities                                                  2,007,426          2,385,990
                                                                                                     -----------        -----------

            Increase (decrease) in cash                                                                   11,649             77,232

Cash, beginning of period                                                                                 47,374                439
                                                                                                     -----------        -----------
Cash, end of period                                                                                  $    59,023        $    77,671
                                                                                                     ===========        ===========
Supplemental Disclosures of Cash Flow Information:
    Cash payments for:
            Interest                                                                                 $    91,265        $   119,622
            Taxes                                                                                           --                 --

Supplemental Disclosures of Noncash Investing and Financing Activities:
     Issuance of common and preferred stock in payment of accounts and notes payable                 $   135,000        $ 2,520,681
     Issuance of preferred stock in payment of preferred stock dividends                                 360,584               --
     Preferred stock dividends declared but not paid                                                     209,453            469,011
     Equipment acquired through capital lease obligation                                                 120,000               --
     Notes payable converted to capital lease obligations                                                875,000               --
     Accounts payable converted to notes payable                                                          92,710               --

See Notes to Condensed Consolidated Financial Statements

                                ISECURETRAC CORP
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The condensed consolidated balance sheet of iSECUREtrac Corp ("iST" or "we", "us", or "our") at December 31, 2002 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three and six months ended June 30, 2003 and for the three and six months ended June 30, 2002 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations and cash flows for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

The accompanying financial statements of iSECUREtrac Corp have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of iST to continue as a going concern. As shown in the statements of operations, iST has not yet achieved profitable operations. As of June 30, 2003, iST has insufficient working capital to execute its business plan. These items raise substantial doubt about the ability of iST to continue as a going concern. Management plans to continue financing operations and development of our technology through the plan described herein.

We are reporting as an operating company. For the first three quarters of 2002, we reported as a development stage company. We transitioned to an operating company during the fourth quarter of 2002 with the advent of direct sales and the subsequent signing, in the first quarter of 2003, of five end-user agencies, one service provider and three new distributors. We have added an additional eight end-user agencies and two new distributors in the second quarter of 2003. During the first quarter of 2003, we also entered into a stock purchase agreement with Fusion Capital Fund II, LLC that will provide us with capital for production of our tracking devices and general corporate purposes.

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

For the three-month period ending June 30, 2003, we issued 209,713 shares of our common stock valued at $129,833 to various individuals and companies as compensation for board participation, advisory services to the board and consulting agreements. In addition, 846,640 shares of our common stock were issued for cash totaling $392,718.

During the quarter ended June 30, 2003, we issued 218,744 shares of common stock in exchange for $17,825 in cash and the elimination of a $100,000 promissory note to a company by exercise of outstanding warrants.

In the second quarter of 2003, we issued 200 Series A Convertible Preferred Shares to an individual for $200,000 cash. These shares were then converted into 363,638 shares of common stock.

During the quarter ended June 30, 2003, we granted options to purchase 50,000 shares of common stock to one employee and six outside board members pursuant to their stock option agreements. The exercise price for the employee options are at 85% of fair value of iST's common stock and vest ratably over two years. The exercise price for the stock options granted to the outside board members are at market price as of the date of grant. We had 15,417 options forfeited during the quarter ended June 30, 2003.

iSECUREtrac Corp., at June 30, 2003, had 7,611,492 outstanding stock options, 1,327,019 outstanding warrants, 8,843,246, 500,100 and 6,600 shares issuable upon conversion of Series A convertible preferred stock, Series B convertible preferred stock and convertible subordinated debentures, respectively, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

3. STOCK-BASED COMPENSATION

Stock -based compensation: iST accounts for its various stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employee, and related interpretations, which measures compensation as the difference between the fair value of the stock at the date of award and the amount required to be paid for the stock. Stock-based compensation of $7,703 and $18,895 and $43,780 and $102,478 has been reflected in net (loss) for the three and six-month periods ending June 30, 2003 and 2002, respectively. The following table illustrates the effect on net (loss) and (loss) per share for the three and six-month periods ending June 30, 2003 and 2002, as if iST had applied the fair value recognition provisions of SFAS No. 123 (FAS 123), Accounting for Stock -Based Compensation, to stock-based compensation.

                                                                      Three Months Ended June 30         Six Months Ended June 30
                                                                         2003             2002             2003             2002
                                                                     -----------      -----------      -----------      -----------
Net (loss), available to common stockholders as reported             $(1,498,237)     $(1,552,234)     $(3,040,319)     $(3,549,780)
Add:  Stock-based employee compensation
  expense included in reported net (loss)                                  7,703           18,895           43,780          102,478

Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards                                 (96,231)         (83,047)        (181,034)        (543,492)
                                                                     -----------      -----------      -----------      -----------
Pro forma net (loss)                                                 $(1,586,765)     $(1,616,386)     $(3,177,573)     $(3,990,794)
                                                                     ===========      ===========      ===========      ===========
Basic and diluted (loss) per share:
     As reported                                                     $     (0.04)     $     (0.05)     $     (0.08)     $     (0.13)
                                                                     ===========      ===========      ===========      ===========
     Pro forma                                                       $     (0.04)     $     (0.06)     $     (0.09)     $     (0.14)
                                                                     ===========      ===========      ===========      ===========

      In determining the pro forma amounts above during 2003 and 2002, the value of each grant is estimated at the grant date using the fair value method prescribed in FAS 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3 and 4 years and; expected price volatility of 82.13% and 124.80%.

The fair value of stock options and warrants issued to non-employees is being accounted for using FAS 123. Related compensation expense is charged to income when incurred.

Warrants and common stock issued in consideration for notes payable and debt guarantee fees are expensed in the period incurred due to the short term nature of the related notes.

4. MANAGEMENT'S PLANS

We plan to continue financing our technology and operations through external and related party financing. We entered into a common stock purchase agreement on March 7, 2003, as amended and restated on April 14, 2003, with Fusion Capital Fund II, LLC, a Chicago based institutional investor. Under the agreement, Fusion Capital will buy up to $12.0 million of our common stock over a period of up to 40 months, subject to our right to extend the agreement for six months. We have the right to control the timing and amount of stock sold to Fusion Capital with the purchase price based upon the market price of the Company's common stock at the time of sale without any discount. Under the common stock purchase agreement, funding of the $12.0 million shall occur from time to time, and as such, we began receiving this funding on April 23, 2003. In addition, we are working on an additional private placement of $3,200,000 in equity financing to continue to fund our operations and production of our tracking devices and related services.

We completed a sale-leaseback transaction with an unrelated party involving 100 or our series 2100 tracking units for $120,000 during the 1st quarter of 2003. This transaction generated a gain of approximately $45,000 that is being amortized into income over a 24 month time period. As of June 30, 2003, all 100 of these units are being leased to customers and this cash flow is being used to fund operations and offset our monthly obligation to the finance company.

We are also in the process of completing two separate sale-leaseback transactions with a related party involving 729 of our series 2100 tracking units. As of June 30, 2003, we have received funding from this related party totaling $875,000; however, we have not sold any of the 729 units to the finance company. Once these units are sold to the finance company, we will lease them back from the finance company and in turn lease them to our customers, thereby generating cash flow to fund operations and meet our future obligations to this related party finance company.

We are pursuing other sale-leaseback opportunities with various third party leasing companies. We believe that lease funding of our tracking units can be an additional source of cash to meet our financial needs.

Management hired four professional sales and sales support staff in the third and fourth quarters of 2002 and two sales professionals in the first six months of 2003 to expand iST's sales opportunities within the United States. We believe that the addition of sales personnel will enable us to increase sales on an accelerated basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters contained in this Quarterly Report on Form 10-QSB may contain statements that plan for or anticipate the future. Forward-looking statements include statements about the future of our products and the industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this Prospectus, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. Description of Business" contained in iST's Form 10-KSB filed with the SEC March 31, 2003.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to iST's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

We have moved from a being developmental stage company to an operating company during the fourth quarter of 2002. As such, the financial results of operations reflect our primary activities transitioning from development and testing of our GPS products to production and sales of our Model 2100NC units, principally for offender monitoring in the criminal justice marketplace. We completed the final design and began production of our series 2100 tracking unit in the first quarter of 2002. During 2002, we sold and shipped 350 PTUs to our then-only distributor for deployment. During the first six months of 2003, we have sold or leased 301 PTUs through our direct sales force.

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

Equipment Revenue

Equipment Revenue is derived from the sale and leasing of our products. For the three and six months ended June 30, 2003, equipment revenues were $74,866 and $119,173 compared to $89,175 and $105,575 for the three and six month periods in 2002. The reason for the decrease in the three month period is due to decrease in units sold in the 2nd quarter of 2003, compared to the same period of 2002. During the 2nd quarter of 2002, we had significant sales to one customer that outweighed our leasing and sales revenue for the 3 month period of 2003. However, the reason for the overall increase in the six month comparable period is the onset of the leasing of our Series 2100 PTUs, coupled with additional direct sales, as opposed to units just being sold in the prior year period.

Hosting Revenue

Hosting Revenue is the fees charged to our customers for hosting data that encompasses units being active or in use, fax charges, pages, and phone call-ins. For the three and six months ended June 30, 2003, hosting revenues were $34,376 and $55,731 compared to none during the same periods in 2002. The reason for the increase in the comparable periods is the increase in activity of both directly sold and company leased Series 2100 PTUs.

Service Revenue

For 2003, Service Revenue consisted of sales of non-core product that included various ancillary computer equipment and the maintenance associated with such equipment. For the three and six months ended June 30, 2003, Service Revenue was $1,668 and $3,725 compared to $46,916 and $105,974 for the comparable periods of 2002. The main reason for the decrease in the comparable period was a slow down in projects associated with this type of Service Revenue.

Cost of Equipment and Hosting Revenue

Cost of Equipment and Hosting Revenue represents the direct costs associated with the generation of equipment and hosting revenue, and includes cost of goods for our equipment that is sold and leased. It also includes the direct variable communications and hardware equipment expenses associated with the web centric hosting services provided by iST. A portion of our cost of equipment and hosting revenue, which began in March 2002, consists of product development cost amortization of $78,715 and $157,430 for the three and six months ended June 30, 2003 compared to $26,238 and $104,952 during the same periods in 2002. This amortization is associated with our tracNET24 and our Series 2100 tracking unit. For the three and six month periods ending June 30, 2003, Cost of Equipment and Hosting Revenue was $160,704 and $286,802, compared to $145,473 and $183,905 during the same periods in 2002. The primary reason for this increase in the cost of equipment and hosting revenue during the quarter was due to the related increase in sales and leasing of our Series 2100 tracking units, as well as increased product development cost amortization.

Cost of Service Revenue

Cost of Service Revenue represents the direct costs associated with the generation of service revenue. This includes direct costs of distribution of software and equipment and the maintenance expenses on equipment repaired under service agreements. For the three and six month periods ended June 30, 2003, Cost of Service Revenue decreased to $382 and $840, compared to $23,639 and $53,741 during the same periods in 2002. The primary reason for the overall lower cost of service revenue for the comparable period was due to the slow down of projects associated with this type of service revenue.

Research and Development

Research and Development expenses are the direct costs associated with iST's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the iST's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses decreased to $192,962 for the three months ended June 30, 2003, compared to $226,642 for the same period in 2002 due to a reduction in contract labor, consulting expenses and fewer expenses associated with hardware and software development. For the six months ended June 30, 2003, Research and Development expenses increased to $373,449 up from $353,409 for the same period in 2002. The main reason for the six month increase was increases in salaries and wages due to additional personnel added to iST for software development associated with our Series 2100 tracking unit.

Sales, General and Administrative

Sales, General and Administrative expenses are all the expenses associated with the operations and marketing of our company, outside of the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel, fixed telephone expenses, office leases and supplies, marketing advertising in magazines and periodicals, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three and six months ended June 30, 2003, Sales, General and Administrative expense decreased to $980,534 and $2,014,673, compared to $1,054,927 and $2,130,301 in the comparable period of 2002. The main reasons for the decrease during the periods was an increase in salaries and wages due to additional sales personnel offset by decreases in stock option issue expenses, board meeting expenses, consulting fees, and office supplies.

Operating (Loss)

For the three and six months ended June 30, 2003, operating (loss) was $(1,223,672) and $(2,497,135), compared to $(1,314,590) and $(2,509,807) for the same periods in 2002. The main reason for the three and six month decreases was lower expenses in the period, as explained above.

Interest Expense

For the three and six months ended June 30, 2003, Interest expense totaled $65,214 and $130,479, compared to interest expense of $42,634 and $104,078 in the comparable periods of 2002. This interest expense increase was due to larger outstanding balances in Company borrowings in 2003 over 2002.

Loan Acquisition Expense, Stockholders

For the three and six months ended June 30, 2003, loan acquisition expense was $0, compared to $0 and $536,734 for the comparable periods of 2002. This expense in 2002 is due to stock warrants issued to various stockholders or individuals for lending us money. We raised more money in the latter part of 2002 and first six months of 2003 through equity financing than we did through personal loans and guarantees on bank notes, thus keeping our loan acquisition expense at $0.

Net (Loss)

For the three and six months ended June 30, 2003, we had a Net Loss of $(1,288,784) and $(2,627,403), compared to a Net Loss of $(1,355,867) and
$(3,148,930), in the comparable periods of 2002, for the reasons described above.

Preferred Dividends

For the three and six months ended June 30, 2003, preferred dividends totaled $209,453 and $412,916, as compared to $196,367 and $400,850 for the comparable periods of 2002. This change was due to the conversion of 800 shares of our Series A Convertible Preferred Stock during 2002, coupled with an increase in preferred stock dividends.

Net (loss) Available to Common Stockholders

For the three and six months ended June 30, 2003, we had a net (loss) available to common stockholders of $(1,498,237) and $(3,040,319) compared to a net (loss) available to common stockholders of $(1,552,234) and $(3,549,780) in the comparable periods of 2002. The reasons for the difference are described above.

Liquidity and Capital Resources

For the six months ended June 30, 2003, we used $(1,985,975) in cash in operating activities, another $(9,802) in investing activities, and we generated $2,007,426 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash for the six months ended June 30, 2003 of $11,649. For the same period of 2002, we used $(2,010,086) of cash in operating activities and $(298,672) in investing activities. We generated $2,385,990 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash of $77,232.

We completed a sale-leaseback transaction with an unrelated party involving 100 or our series 2100 tracking units for $120,000 during the 1st quarter of 2003. This transaction generated a gain of approximately $45,000 that is being amortized into income over a 24 month time period (lease agreement). As of June 30, 2003, all 100 of these units are being leased to customers and this cash flow is being used to fund operations and offset our monthly obligation to the finance company.

We are also in the process of completing two separate sale-leaseback transactions with a related party (consisting of various stockholders) involving 729 of our series 2100 tracking units. As of June 30, 2003, we have received funding from this related party totaling $875,000; however, we have not sold any of the 729 units to the finance company. Once these units are sold to the finance company, we will lease them back from the finance company and in turn lease them to our customers, thereby generating cash flow to fund operations and meet our future obligations to this related party finance company.

We are pursuing other sale-leaseback opportunities with various third party leasing companies. We believe that lease funding of our tracking units can be an additional source of cash to meet our financial needs.

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

As of July 25, 2003, we had the following borrowing facilities in place, all of which are guaranteed by various directors of iST:

We have a $750,000 long term note payable from U.S. Bank N.A. of Omaha, Nebraska. iST made 35 monthly payments of $16,557 and currently has one last payment of $316,063 that was due June 30, 2003. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus two (2.00) percent. As of June 30, 2003, the Index Rate was currently four (4.00) percent, and the outstanding loan balance was $316,084. This loan is secured by a security interest in our tangible and intangible assets and the personal guarantees of various stockholders. We are currently negotiating with the bank to renew and extend this note payable.

We have a $1,000,000 note payable from Wells Fargo Bank. Interest only payments are due monthly. The note matures on July 31, 2003 and carries an interest rate per annum equal to the prime rate. As of June 30, 2003, the prime rate was four (4.00)%. This loan is secured by the personal guarantees of various stockholders. We intend to negotiate with the bank to renew and extend this note payable.

We have a $92,710 unsecured note payable from Merrill Corporation resulting from the conversion of accounts payable. This short-term note matures on July 30, 2003 and requires monthly principal only payments. It carries an interest rate of zero (0)%. As of June 30, 2003, the outstanding loan balance was $74,710.

The majority of our remaining $1,485,615 in notes payable consists of amounts owed to individuals, primarily directors of iST, which mature within one year and carry interest rates of 10%.

We lack sufficient operating capital, and we intend to fund our ongoing development and operations through a combination of additional equity capital and further borrowings. As of June 30, 2003, we did not have commitments for either debt or share purchases to meet its planned 2003 operating capital requirements.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

             As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

iST claims exemption under the Securities Act of 1933 Section 4(2) for the following equity transactions which took place in the second quarter of 2003.

     1. Board members were compensated in total with 9,090 shares of stock valued at $5,000 for attending one (1) second quarter board meeting. The 9,090 shares are comprised of five board members receiving 1,818 shares each on 06/04/03. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 15,152 shares on June 17th valued at $8,333 for attending one (1) second quarter board meeting.

     2. On April 2, 2003, we issued 60,000 shares of common stock valued at $48,000 to an individual for services per his consulting agreement.

     3. On May 7, 2003, we issued 50,000 shares of common stock valued at $10,000 upon the exercise of outstanding warrants.

     4. On May 12, 2003, we converted 200 shares of Series A preferred stock into 363,638 shares of common stock.

     5. On May 28, 2003, we issued 168,744 shares of common stock valued at $107,825 to a company for extinguishing its promissory note by exercising its warrants.

     6. On June 6, 2003, we issued 50,000 shares of common stock valued at $28,500 to an individual for services per his consulting agreement.

     7. On June 27, 2003, we issued 75,471 shares of common stock valued at $40,000 to a corporation for services per its consulting agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      We held our 2003 Annual Meeting of Stockholders on May 30, 2003. All matters placed before security holders received the necessary votes to pass. The following eight individuals were elected to continue a one year term as directors of iSECUREtrac Corp. until the 2004 Annual Meeting of Stockholders:
Robert Badding, 33,215,506 votes for and 4,875 votes against, Martin Halbur 33,078,647 votes for and 141,734 votes against, Roger Kanne 33,209,506 votes for and 10,875 votes against, Michael May 33,072,647 votes for and 147,734 votes against, Ronald Muhlbauer 33,078,647 votes for and 141,734 votes against, Ravi Nath 33,078,647 votes for and 141,734 votes against, James Stark 33,072,647 votes for and 147,734 votes against, and Thomas Wharton Jr. 33,078,647 votes for and 141,734 votes against.

      The proposal to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 passed. There were 32,512,649 votes for, 600,287 votes against, and 107,445 votes abstained.

      Also receiving the necessary votes to pass was the ratification of McGladrey & Pullen, LLP as our independent auditors for 2003. The results were as follows: 33,155,447 votes for, 25,549 votes against, and 39,355 votes abstained.

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K

Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ISECURETRAC CORP

Date:       August 13, 2003                         By: /s/ James E. Stark
                                                       -------------------
                                                        James E. Stark
                                                        President