Form 10QSB
period 2003-09-30
ISECURETRAC CORP
filed 2003-11-14
CIK 1088120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   Form 10-QSB

           (Mark One)

              |X| Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       or

              |_| Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

                               YES |X|   NO |_|

      The number of issuer's shares outstanding as of October 31, 2003, was 47,988,001.

Transitional Small Business Disclosure Form (Check One): YES |_|  NO |X|

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ISECURETRAC CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30, 2003    December 31, 2002
----------------------------------------------------------------------------------------------------
      ASSETS
      Current Assets
          Cash                                                     $     88,553         $     47,374
          Receivables:
            Trade accounts                                              569,841               18,493
            Other                                                            --               75,111
          Inventories                                                   224,203               51,460
          Prepaid expenses and other                                    176,260               15,872
----------------------------------------------------------------------------------------------------
             Total current assets                                     1,058,857              208,310
----------------------------------------------------------------------------------------------------
      Leasehold Improvements and Equipment, net                         377,596              217,822
      Monitoring Equipment, net (including leased equipment
          of $885,895 in 2003 and $0 in 2002)                         3,431,973                   --
      Product Development Costs, net                                    446,054              682,200
      Intangibles, subject to amortization                              889,355                   --
      Goodwill                                                        2,302,179                   --
      Other Assets                                                       24,866                9,081
----------------------------------------------------------------------------------------------------
             Total assets                                          $  8,530,880         $  1,117,413
----------------------------------------------------------------------------------------------------

      LIABILITIES AND STOCKHOLDERS' (DEFICIT)
      Current Liabilities
          Notes payable                                            $  2,752,858         $  2,168,318
          Outstanding checks in excess of bank balance                       --              121,694
          Current maturities of long-term debt                        1,719,863              443,438
          Accounts payable and accrued expenses                       1,178,554              672,130
          Deferred gain on sale-leaseback transaction                   352,662                   --
          Accrued interest payable                                      110,139               46,113
          Preferred dividends payable                                   426,224              203,121
----------------------------------------------------------------------------------------------------
             Total Current Liabilities                                6,540,300            3,654,814
----------------------------------------------------------------------------------------------------
      Long-term Debt, less current maturities                         4,144,067                   --
----------------------------------------------------------------------------------------------------
      Stockholders'  (Deficit)
          Series A preferred stock                                    8,843,246            8,482,662
          Series B preferred stock                                      295,000              145,000
          Common stock                                                   46,772               34,919
          Additional paid-in capital                                 27,034,831           21,510,819
          Unearned consulting expense                                  (510,000)                  --
          Accumulated deficit                                       (37,863,336)         (32,710,801)
----------------------------------------------------------------------------------------------------
             Total stockholders'  (deficit)                          (2,153,487)          (2,537,401)
----------------------------------------------------------------------------------------------------
             Total liabilities and stockholders' (deficit)         $  8,530,880         $  1,117,413
----------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

ISECURETRAC CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended                    Nine Months Ended
                                                                       September 30                          September 30
                                                                  2003               2002               2003               2002
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
       Equipment                                              $     38,261       $    220,955       $    119,211       $    326,530
       Leasing                                                     105,300                 --            143,523                 --
       Hosting                                                     207,251                641            262,982                641
       Gain on sale-leaseback transactions                          28,419                 --             39,725                 --
       Service                                                       7,621             30,811             11,346            136,785
-----------------------------------------------------------------------------------------------------------------------------------
          Total revenues                                           386,852            252,407            576,787            463,956
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
       Cost of revenues                                            274,554            266,716            573,502            504,362
       Research and development                                    178,328            209,148            551,777            562,557
       Sales, general and administrative                         1,163,666            874,289          3,178,339          3,004,591
-----------------------------------------------------------------------------------------------------------------------------------
          Total costs and expenses                               1,616,548          1,350,154          4,303,618          4,071,510
-----------------------------------------------------------------------------------------------------------------------------------
       Operating (loss)                                         (1,229,696)        (1,097,747)        (3,726,831)        (3,607,554)
-----------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
       Interest income                                                  39                 --                250              1,689
       Interest expense                                           (107,629)           (54,627)          (238,108)          (158,705)
       Loan acquisition expense, stockholders                     (558,158)                --           (558,158)          (536,734)
-----------------------------------------------------------------------------------------------------------------------------------
       Total other income (expense)                               (665,748)           (54,627)          (796,016)          (693,750)
-----------------------------------------------------------------------------------------------------------------------------------
       (Loss) before provision for income taxes                 (1,895,444)        (1,152,374)        (4,522,847)        (4,301,304)
       Provision for income taxes                                       --                 --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss)                                                    $ (1,895,444)      $ (1,152,374)      $ (4,522,847)      $ (4,301,304)
Preferred dividends                                               (216,771)          (203,861)          (629,687)          (604,711)
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) available to common stockholders                   $ (2,112,215)      $ (1,356,235)      $ (5,152,534)      $ (4,906,015)
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) per share of common stock - basic and diluted      $      (0.05)      $      (0.04)      $      (0.13)      $      (0.17)
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares common stock outstanding                43,535,697         30,208,104         39,416,506         28,488,604
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

ISECURETRAC CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Nine Months Ended      Nine Months Ended
                                                                        September 30, 2003     September 30, 2002
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net (loss)                                                                 $(4,522,847)           $(4,301,304)
    Depreciation and amortization                                                  452,276                244,997
    Other                                                                        3,712,885              1,280,149
-----------------------------------------------------------------------------------------------------------------
         Net cash (used in) operating activities                                  (357,686)            (2,776,158)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Acquisition of Tracking Systems                                                331,630                     --
    Other                                                                           (6,189)              (305,860)
-----------------------------------------------------------------------------------------------------------------
         Net cash (used in) investing activities                                   325,441               (305,860)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Increase (decrease) in notes payable and long term debt                     (1,011,422)               233,366
    Net proceeds from issuance of common stock                                   1,252,540              3,033,931
    Other                                                                         (167,694)              (185,279)
-----------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                  73,424              3,082,018
-----------------------------------------------------------------------------------------------------------------
         Increase (decrease) in cash                                                41,179                    --
Cash, beginning of period                                                           47,374                    439
-----------------------------------------------------------------------------------------------------------------
Cash, end of period                                                            $    88,553            $       439
-----------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
    Cash payments for:
         Interest                                                              $   174,082            $   156,194
         Taxes                                                                          --                     --
Supplemental Disclosures of Noncash Investing and Financing Activities:
    Issuance of stock in payment of accounts and notes payable                 $   295,760            $ 2,520,681
    Issuance of preferred stock in payment of preferred stock dividends            360,584                469,011
    Preferred stock dividends declared but not paid                                426,224                203,861
    Equipment acquired through capital lease obligation                            828,333                     --
    Notes payable converted to capital lease obligations                         1,235,000                     --
    Issuance of common stock for investment in Tracking Systems                  2,300,000                     --
    Accounts payable converted to notes payable                                    166,076                     --

See Notes to Condensed Consolidated Financial Statements.

                        ISECURETRAC CORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    GENERAL

The condensed consolidated balance sheet of iSECUREtrac Corp ("iSt" or "we", "us", or "our") at December 31, 2002 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three and nine months ended September 30, 2003 and for the three and nine months ended September 30, 2002 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations and cash flows for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

The accompanying financial statements of iSECUREtrac Corp have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of iSt to continue as a going concern. As shown in the statements of operations, iSt has not yet achieved profitable operations. As of September 30, 2003, iSt has insufficient working capital to execute its business plan. These items raise substantial doubt about the ability of iSt to continue as a going concern. Management plans to continue financing operations and development of our technology through the plan described herein.

We are reporting as an operating company. For the first three quarters of 2002, we reported as a development stage company. We transitioned to an operating company during the fourth quarter of 2002 with the advent of direct sales and the subsequent signing, in the first quarter of 2003, of five end-user agencies, one service provider and three new distributors. As of September 30, 2003, we have signed 21 end-user agencies, four distributors, and five service providers. During the first quarter of 2003, we also entered into a stock purchase agreement with Fusion Capital Fund II, LLC that will provide us with capital for production of our tracking devices and general corporate purposes.

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

For the three-month period ending September 30, 2003, we issued 2,247,063 shares of our common stock valued at $1,080,434 to various individuals and companies as compensation for board participation, advisory services to the board, consulting agreements and cash. $510,00 of this value is recorded as unearned consulting expense at September 30, 2003 as it relates to a consulting agreement with a one year term. In the third quarter of 2003, we issued 160 Series A Convertible Preferred Shares to six entities in lieu of $158,760 of expenses. These shares were then converted into 320,000 shares of common stock.

In the third quarter of 2003, we issued 4,423,077 shares of our common stock valued at $2,300,000 to acquire all outstanding capital stock of Tracking Systems Corporation through a stock exchange. (See Note 5)

In the third quarter of 2003, we issued 1,631,474 warrants to purchase 1,631,474 shares of common stock to stockholders for loans to the Company and charged $559,559 to expense. We had 25,912 warrants expire during the quarter ended September 30, 2003.

During the quarter ended September 30, 2003, we granted options to purchase 560,000 shares of common stock to twenty eight employees and six outside board members pursuant to their stock option agreements. The exercise price for the employee options are at 85% of fair value of iSt's common stock and vest ratably over two years. The exercise price for the stock options granted to the outside board members are at market price as of the date of grant. We had 17,031 options forfeited during the quarter ended September 30, 2003.

iSECUREtrac Corp., at September 30, 2003, had 8,154,461 outstanding stock options, 2,914,439 outstanding warrants, 8,843,246, 500,100 and 6,600 shares issuable upon conversion of Series A convertible preferred stock, Series B convertible preferred stock and convertible subordinated debentures, respectively, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

3.    STOCK-BASED COMPENSATION

Stock -based compensation: iSt accounts for its various stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employee, and related interpretations, which measures compensation as the difference between the fair value of the stock at the date of award and the amount required to be paid for the stock. Stock-based compensation of $21,730 and $22,199 and $65,510 and $124,677 has been reflected in net (loss) for the three and nine-month periods ending September 30, 2003 and 2002, respectively. The following table illustrates the effect on net (loss) and (loss) per share for the three and nine-month periods ending September 30, 2003 and 2002, as if iSt had applied the fair value recognition provisions of SFAS No. 123 (FAS 123), Accounting for Stock -Based Compensation, to stock-based compensation.

                                                      Three Months Ended September 30          Nine Months Ended September 30
                                                          2003                2002                2003                2002
                                                          ----                ----                ----                ----
Net (loss), available to common stockholders a        $(2,112,215)        $(1,356,235)        $(5,152,534)        $(4,906,015)
Add:  Stock-based employee compensation
  expense included in reported net (loss)                  21,730              22,199              65,510             124,677
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards                 (121,377)            (86,053)           (302,411)           (629,545)
                                                      -----------         -----------         -----------         -----------
Pro forma net (loss)                                  $(2,211,862)        $(1,420,089)        $(5,389,435)        $(5,410,883)
                                                      ===========         ===========         ===========         ===========
Basic and diluted (loss) per share:
     As reported                                      $     (0.05)        $     (0.04)        $     (0.13)        $     (0.17)
                                                      ===========         ===========         ===========         ===========
     Pro forma                                        $     (0.05)        $     (0.05)        $     (0.14)        $     (0.19)
                                                      ===========         ===========         ===========         ===========

In determining the pro forma amounts above during 2003 and 2002, the value of each grant is estimated at the grant date using the fair value method prescribed in FAS 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3 and 4 years and; expected price volatility of 85.94% and 124.58%.

The fair value of stock options and warrants issued to non-employees is being accounted for using FAS 123. Related compensation expense is charged to income when incurred.

Warrants and common stock issued in consideration for notes payable and debt guarantee fees are expensed in the period incurred due to the short term nature of the related notes.

4.    MANAGEMENT'S PLANS

We plan to continue financing our technology and operations through external and related party financing. We entered into a common stock purchase agreement on March 7, 2003, as amended and restated on April 14, 2003, with Fusion Capital Fund II, LLC, a Chicago based institutional investor. Under the agreement, Fusion Capital will buy up to $12.0 million of our common stock over a period of up to 40 months, subject to our right to extend the agreement for six months. We have the right to control the timing and amount of stock sold to Fusion Capital with the purchase price based upon the market price of the Company's common stock at the time of sale without any discount. Under the common stock purchase agreement, funding of the $12.0 million shall occur from time to time, and as such, we began receiving this funding on April 23, 2003. In addition, we are working on additional private placements of $3,200,000 and $5,000,000 in equity financing to continue to fund our operations and production of our tracking devices and related services.

We completed a sale-leaseback transaction with an unrelated party involving 100 of our series 2100 tracking units for $120,000 during the 1st quarter of 2003. This transaction generated a gain of approximately $45,000 that is being amortized into income over a 24 month time period (lease agreement).

We completed another sale-leaseback transaction with a related party involving 312 of our series 2100 tracking units for $375,000 during the 3rd quarter of 2003. This transaction generated a gain of approximately $164,000 that is being amortized into income over a 24 month time period (lease agreement).

We are also in the process of completing three separate sale-leaseback transactions with related parties (consisting of various stockholders) involving 817 of our series 2100 tracking units. As of September 30, 2003, we have received funding from these related parties totaling $985,000. We have sold and leased back 278 of the 817 units under one of these lease agreements. This transaction has generated a gain of approximately $182,696 that is being amortized into income over a 24 month time period (lease agreement). Once any of our additional units are sold to the finance companies, we will lease them back from the finance companies and in turn lease them to our customers, thereby generating cash flow to fund operations and meet our future obligations to the related party finance companies.

We are pursuing other sale-leaseback opportunities with various third party leasing companies. We believe that lease funding of our tracking units can be an additional source of cash to meet our financial needs.

Management hired four professional sales and sales support staff in the third and fourth quarters of 2002 and six sales professionals in the first nine months of 2003 to expand iSt's sales opportunities within the United States. We believe that the addition of sales personnel will enable us to increase sales on an accelerated basis.

Our continuation as a going concern is dependent upon our ability to satisfactorily meet our debt obligations, meet our product development goals, secure new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

5.    ACQUISITION OF TRACKING SYSTEMS CORPORATION

On August 12, 2003 iSt entered into a share exchange agreement with Tracking Systems Corporation, Harrisburg, Pennsylvania (TSC), a privately held provider of criminal offender monitoring equipment services. Under the terms of the agreement, iSECUREtrac exchanged 4,423,077 shares its common stock (valued at $2.3 million based upon the average of the bid and asked prices for 20 trading days preceeding the closing). for 100% of the common stock of TSC and assumed $4,152,239 of TSC debt. The transaction was approved by the stockholders of TSC on August 21, 2003 and was closed on August 28, 2003. TSC is now a wholly owned subsidiary of iSECUREtrac Corp. and the results of their operations from August 29, 2003 through September 30, 2003 are included in our consolidated financial statements. The total cost of the acquisition was $6,452,239 plus $115,316 of aquisition costs. $562,992 was allocated to working capital assets and liabilities. $2,790,862 was allocated to leasehold improvements and monitoring equipment. $911,522 was allocated to intangibles subject to amortization and $2,302,179 was allocated to goodwill. We assigned values to assets and liabilities based upon their fair values. An outside accounting firm provided assistance with the valuation of fair value of the assets and liabilities.

TSC is one of the leading providers of electronic home detention systems for public and private criminal justice agencies in the United States. TSC was acquired to allow us to rapidly expand our product line and operating infrastructure. Included with the acquisition were over 200 customers and $3.5 million of annual revenue, as well as the rights to the MEMS breath alcohol monitoring and a state-of the-art 24/7 customer support capability.

We recorded $911,522 of intangibles related to the fair value of existing monitoring contracts acquired. This intangible will be amortized over seven years, which is the estimated life of the monitoring contracts. Amortization expense for the period from August 29, 2003 through September 30, 2003 was $10,851. Estimated amortization expense for the next five fiscal years is $130,217. In addition, we recorded $2,302,179 of goodwill that will be subject to annual impairment tests. This goodwill, which arises from the excess of the purchase price over the fair market value of the assets, represents the value to be gained from the increased synergies and sales potential of the combined entities.

We assumed a $3,452,239 note payable to Westburg Media Capital, LP, a related party. This note payable, which includes a blanket security interest in the all assets, accounts, rights, licenses, and general intangibles, calls for monthly payments including interest of $67,000 with a balloon payment for the remaining amount of principal and interest due in November 2007. The interest rate is based on the U.S. Bank of Washington's prime rate plus 4%. This note also contains various financial covenants that are to be measured on an annual basis.


We also assumed $700,000 of unsecured and subordinated notes payable to other related parties. These notes mature on August 31, 2006 and carry an interest rate of eight (8.0%) per annum and shall be payable annually in arrears.

The following table presents pro forma financial information as though this business combination had been completed as of the July 1, 2003.

                                                                  For the Three      Period from
                                                                   Months Ended  July 1, 2003 to
                                                             September 30, 2003  August 28, 2003
                                                                     iSt                TSC          Adjustments            Total
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                  $    386,852         $ 431,308         $(28,266)        $   789,894
Operating (loss)                                                  (1,229,696)         (117,821)          17,218          (1,330,299)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $ (1,895,444)        $ 101,769         $(46,287)        $(1,839,962)
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) per share of Common Stock - basic and diluted                                                                      (0.04)
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares common stock outstanding                                                                         43,535,697
-----------------------------------------------------------------------------------------------------------------------------------

Pro forma adjustments are for amortization of monitoring contract, change in depreciation due to adjustment of equipment to fair value, and elimination of intercompany transactions.

The following table presents pro forma financial information as though this business combination had been completed as of the January 1, 2003.

                                                                 For the Nine         Period from
                                                                 Months Ended  January 1, 2003 to
                                                           September 30, 2003     August 28, 2003
                                                                  iSt                 TSC            Adjustments           Total
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                $   576,787         $ 1,878,547         $(28,266)        $  2,427,068
Operating (loss)                                               (3,726,831)           (277,993)          (6,141)          (4,010,965)
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss)                                                    $(4,522,847)        $  (212,419)        $(79,473)        $ (4,814,739)
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) per share of Common Stock - basic and diluted                                                                      (0.12)
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares common stock outstanding                                                                         39,416,506
-----------------------------------------------------------------------------------------------------------------------------------

Pro forma adjustments are for amortization of monitoring contract, change in depreciation due to adjustment of equipment to fair value, and elimination of intercompany transactions.

6. SUBSEQUENT EVENT

We have a $1,000,000 subordinated convertible note with MicroCapital Fund LLC. This long-term note carries an interest rate of ten (10.00)% per annum with quarterly interest payments and matures in October 2008.

7. MONITORING EQUIPMENT

Monitoring equipment, including leased equipment, is carried at cost and is being depreciated by the straight line method over useful lives of up to 5 years. Depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets.

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

We have moved from a being developmental stage company to an operating company during the fourth quarter of 2002. As such, the financial results of operations reflect our primary activities transitioning from development and testing of our GPS products to production and sales of our Model 2100NC units, principally for offender monitoring in the criminal justice marketplace. We completed the final design and began production of our series 2100 tracking unit in the first quarter of 2002. During 2002, we sold and shipped 350 PTUs to our then-only distributor for deployment. During the first nine months of 2003, we have sold or leased 446 PTUs through our direct sales force. As of September 30, 2003, we have signed 21 end-user agencies, four distributors, and five service providers.

We have developed our computerized center for communication and data management (tracNET24(TM) platform), staffed only to maintain the system. We anticipate revenues will increase significantly in 2004 as we continue to aggressively deliver our new products to the criminal justice market. The tracNET24(TM) platform will be operated as an Application Service Provider (ASP) service, allowing agents of our distributing partners at existing monitoring centers to access and use the system to provide the monitoring services. As we continue to roll out this new product offering, our customers will have control and responsibility to monitor the movement of their individuals or assets. Utilizing our GPS tracking products, customers, through a secure internet connection, will access their information via our host website, www.tracnet24.com. Our product allows our customers greater flexibility, ease of use and reduced operating costs when compared to our competitor's current product offerings and pricing. At the same time, it allows us to partner with industry-specific service providers, wherein they provide the staffing and end-user interaction, and we supply the tracking technology and information reporting.

In addition, management plans to hire additional sales and sales support staff to expand iSt's sales opportunities within the United States. We believe that the addition of sales personnel will enable us to increase sales on an accelerated basis.

Equipment Revenue

Equipment Revenue is derived from the sale of our products. For the three and nine months ended September 30, 2003, equipment revenues were $38,261 and $119,211 compared to $220,955 and $326,530 for the three and nine month periods in 2002. The reason for the decreases is the reduction in units sold in the 2nd and 3rd quarters of 2003, compared to the same periods of 2002. This reduction is attributable to the company's shift from selling to leasing of its product.

Leasing Revenue

Leasing Revenue is derived from the leasing of our products. For the three and nine months ended September 30, 2003, leasing revenues were $105,300 and $143,523 compared to none for the three and nine month periods in 2002. $60,849 of this increase is attributable to the acquisition of TSC with the balance due to the company's shift from selling to leasing of its product.

Hosting Revenue

Hosting Revenue is the fees charged to our customers for hosting data that encompasses units being active or in use, fax charges, pages, and phone call-ins. For the three and nine months ended September 30, 2003, hosting revenues were $207,251 and $262,982 compared to $641 and $641 during the same periods in 2002. $161,872 of this increase is attributable to the acquisition of TSC with the balance due to the growth in deployments of our Series 2100
PTUs.

Gain on Sale-leaseback Transactions

The Gain on Sale-leaseback Transactions consists of amortization of the deferred gain that we record upon delivery of units in conjunction with the individual lease agreements that we have outstanding. For the three and nine months ended September 30, 2003, the gain on sale-leaseback transactions was $28,419 and $39,725 compared to none during the same periods in 2002. The reason for the increase in the comparable periods is that we had no sale-leaseback agreements in place in 2002.

Service Revenue

For 2003, Service Revenue consisted of sales of non-core product that included various ancillary computer equipment and the maintenance associated with such equipment. For the three and nine months ended September 30, 2003, Service Revenue was $7,621 and $11,346 compared to $30,811 and $136,785 for the comparable periods of 2002. The main reason for the decrease is a slow down in projects pursuant to our focusing on our core products.

Cost of Revenues

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for our equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services provided by iSt, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. A portion of our cost of revenues consists of the amortization of product development costs, which began in March 2002. This amortization amounted to $78,715 and $236,142 for the three and nine months ended September 30, 2003 compared to $78,715 and $183,666 during the same periods in 2002. For the three and nine month periods ending September 30, 2003, Cost of Revenues was $274,554 and $573,502, compared to $266,716 and $504,362 during the same periods in 2002. The main reason for these increases was the overall increase in deployment of our Series 2100 tracking units, as well as the increased product development cost amortization, and the acquisition of TSC. $73,380 of the three and nine month increases in cost of revenues was due to the acquisition of TSC.

Research and Development

Research and Development expenses are the direct costs associated with iSt's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the iSt's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $178,328 and $551,777 for the three and nine months ended September 30, 2003, compared to $209,148 and $562,557 for the same period in 2002. This decrease in research and development expenses was the result of bringing all research and development in house.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations and marketing of our company, outside of the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel, fixed telephone expenses, office leases and supplies, marketing, advertising in magazines and periodicals, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three and nine months ended September 30, 2003, SG&A expenses increased to

$1,163,666 and $3,178,339, from $874,289 and $3,004,591 respectively in the comparable periods of 2002. $198,987 of this increase was due to the acquisition of TSC, with the balance attributable to increases in salaries and wages due to addition of sales personnel.

Operating (Loss)

For the three and nine months ended September 30, 2003, operating (loss) was $(1,229,696) and $(3,726,831), compared to $(1,097,747) and $(3,607,554) for the same periods in 2002. These increases were caused primarily by increases in SG&A expenses as described above.

Interest Expense

For the three and nine months ended September 30, 2003, interest expense totaled $107,629 and $238,108, compared to interest expense of $54,627 and $158,705 in the comparable periods of 2002. These increases were due to larger outstanding balances in Company borrowings in 2003 over 2002.

Loan Acquisition Expense, Stockholders

For the three and nine months ended September 30, 2003, loan acquisition expense was $558,158 and $558,158, compared to $0 and $536,734 for the comparable periods of 2002. The increase is due to stock warrants issued to various stockholders or individuals for lending us money.

Net (Loss)

For the three and nine months ended September 30, 2003, we had a Net Loss of $(1,895,444) and $(4,522,847), compared to a Net Loss of $(1,152,374) and
$(4,301,304), in the comparable periods of 2002, for the reasons described above.

Preferred Dividends

For the three and nine months ended September 30, 2003, preferred dividends totaled $216,771 and $629,687, as compared to $203,861 and $604,711 for the comparable periods of 2002. This change was due to more outstanding Series A Convertible Preferred Stock in the period.

Net (loss) Available to Common Stockholders

For the three and nine months ended September 30, 2003, we had a net (loss) available to common stockholders of $(2,112,215) and $(5,152,534) compared to a net (loss) available to common stockholders of $(1,356,235) and $(4,906,015) in the comparable periods of 2002. The reasons for these changes are described above.

Liquidity and Capital Resources

For the nine months ended September 30, 2003, we used $(357,686) in operating activities and we generated $325,441 from investing activities and $73,424 from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash for the nine months ended September 30, 2003 of $41,179. For the same period of 2002, we used $(2,776,158) in operating activities and $(305,860) in investing activities. We generated $3,082,018 from financing activities. The total of all cash flow activities resulted in no change to the balance of cash for the 9 months ended September 30, 2002.

We completed a sale-leaseback transaction with an unrelated party involving 100 of our series 2100 tracking units for $120,000 during the 1st quarter of 2003. This transaction generated a gain of approximately $45,000 that is being amortized into income over a 24 month time period (lease agreement).

We completed another sale-leaseback transaction with a related party involving 312 of our series 2100 tracking units for $375,000 during the 3rd quarter of 2003. This transaction generated a gain of approximately $164,000 that is being amortized into income over a 24 month time period (lease agreement). We are also in the process of completing three separate sale-leaseback transactions with related parties (consisting of various stockholders) involving 817 of our series 2100 tracking units. As of September 30, 2003, we have received funding from the related parties totaling $985,000. We have sold and leased back 278 of the units under one of these lease agreements. This transaction has generated a gain of approximately $182,696 that is being amortized into income over a 24 month time period (lease agreement). Once any of our additional units are sold to the finance companies, we will lease them back from the finance companies and in turn lease them to our customers, thereby generating cash flow to fund operations and meet our future obligations to the related party finance companies.

We are pursuing other sale-leaseback opportunities with various third party leasing companies. We believe that lease funding of our tracking units can be an additional source of cash to meet our financial needs.

We entered into a common stock purchase agreement on March 7, 2003, as amended and restated on April 14, 2003, with Fusion Capital Fund II, LLC, a Chicago based institutional investor. Under the agreement, Fusion Capital will buy up to $12.0 million of our common stock over a period of up to 40 months, subject to our right to extend the agreement for six months. We have the right to control the timing and amount of stock sold to Fusion Capital with the purchase price based upon the market price of the Company's common stock at the time of sale without any discount. Under the common stock purchase agreement, funding of the $12.0 million shall occur from time to time, and as such, has already commenced as of April 23, 2003. In addition, we are working on an additional private placements of $3,200,000 and $5,000,000 in equity financing to continue to fund the operations and production of our tracking devices and related services.

As of September 30, 2003, we had the following borrowing facilities in place:

We have a $750,000 long term note payable from U.S. Bank N.A. of Omaha, Nebraska. iSt made 35 monthly payments of $16,557 and currently has one last payment of $316,084 that was due June 30, 2003. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus two (2.00) percent. As of September 30, 2003, the Index Rate was currently four (4.00) percent, and the outstanding loan balance was $316,084. This loan is secured by a security interest in our tangible and intangible assets and the personal guarantees of various stockholders. The maturity date of this note has been extended until February 15, 2004 with monthly payments of $16,557 due beginning October 15, 2003.

We have a $92,710 unsecured note payable from Merrill Corporation resulting from the conversion of accounts payable. This short-term note matured on July 30, 2003 and required monthly principal only payments. It carries an interest rate of zero (0)%. As of September 30, 2003, the outstanding loan balance was $74,710. We are currently negotiating with this vendor to renew and extend this note payable.

We have a $73,366 note payable from Nebraska State Bank of Omaha. This short-term note matures on March 17, 2004 and carries an interest rate of seven and one-fourth (7.25)% due at maturity.

We have a $3,452,239 note payable from Westburg Media Capital, LP (a stockholder). This long-term note calls for monthly payments including interest of $67,000 with a balloon payment for the remaining amount due in full in November 2007. The interest rate is based on the U.S. Bank of Washington prime rate plus 3%. As of September 30, 2003, the rate in effect was 4% and the outstanding loan balance was $3,343,104. This note payable is secured by all corporate assets.

We have a $200,000 note payable from Keystone Venture IV, L.P. (a stockholder). This unsecured, long-term note matures on August 31, 2006 and carries an interest rate of eight (8.00)% per annum and shall be payable annually in arrears. This note payable is subordinated to the Westburg Media Capital, LP note payable.

We have a $200,000 note payable from Penn Janney Fund, Inc. (a stockholder). This unsecured, long-term note matures on August 31, 2006 and carries an interest rate of eight (8.00)% per annum and shall be payable annually in arrears. This note payable is subordinated to the Westburg Media Capital, LP note payable.

We have a $300,000 note payable from Oddyssey Capital Group, L.P. (a stockholder). This unsecured, long-term note matures on August 31, 2006 and carries an interest rate of eight (8.00)% per annum and shall be payable annually in arrears. This note payable is subordinated to the Westburg Media Capital, LP note payable.

The majority of our remaining $2,644,782 in notes payable consists of amounts owed to individuals, primarily directors of iSt, which mature within one year and carry interest rates of 6% to 10%.

We lack sufficient operating capital, and we intend to fund our ongoing development and operations through a combination of additional equity capital and further borrowings. As of September 30, 2003, we did not have commitments for either debt or share purchases to meet its planned 2003 operating capital requirements.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

iSt claims exemption under the Securities Act of 1933 Section 4(2) for the following equity transactions which took place in the third quarter of 2003.

1. Board members were compensated in total with 22,434 shares of stock valued at $12,000 for attending two (2) third quarter board meetings. The 22,434 shares are comprised of six board members receiving 1,887 shares each on August 4th and 1,852 shares each on August 22nd. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 15,723 shares valued at $8,333 on August 4th and 15,432 shares valued at $8,333 on August 22nd for attending two (2) third quarter board meetings.

2. On July 23rd, August 22nd, and September 22nd 2003, we issued 80,000 shares of common stock each day with a total value of $109,600 to a company for services per their consulting agreement. On August 14, 2003 we also issued 200,000 shares valued at $90,000 to the same company per their agreement.

3. On July 24, 2003, we issued 1,200,000 shares of common stock valued at $612,000 to a company for services per its consulting agreement.

4. On September 11, 2003, we issued 18,000 and 12,000 shares of common stock valued at $9,900 and $6,600 respectively to two individuals for services per their consulting agreement.

5. On September 18, 2003, we issued 4,274 shares of common stock valued at $2,000 to a company for services per their consulting agreement.

6. On September 26, 2003, we issued 18,142 shares of common stock valued at $5,000 upon the exercise of outstanding warrants.

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

(B)   REPORTS ON FORM 8-K

On August 18, 2003, iSt filed a report on Form 8-K under Item 5. "Other Events" to report it had entered into a share exchange agreement with Tracking Systems Corporation, Harrisburg, Pennsylvania (TSC), a privately held provider of criminal offender monitoring equipment and services. Under the terms of the agreement, iSECUREtrac would pay $2.3 million in stock to the shareholders of TSC and assume $4.2 million of TSC debt.

On September 12, 2003, iSt filed a report on Form 8-K under Item 5. "Other Events" to report that, on August 28, 2003, it had, along with Tracking Systems Corporation of Harrisburg, Pennsylvania (TSC), completed the earlier announced share exchange transaction under the terms of their Share Exchange Agreement dated August 12, 2003 (the Agreement). The Agreement was approved by the shareholders of TSC on August 21, 2003. TSC will be operated as a wholly owned subsidiary of iSECUREtrac.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ISECURETRAC CORP


Date: November 14, 2003                     By: /s/ James E. Stark
                                               ---------------------------------
                                               James E. Stark
                                               President