Form 10KSB
period 2003-12-31
ISECURETRAC CORP
filed 2004-03-30
CIK 1088120

As filed with the Securities and Exchange Commission on March 30, 2004.
================================================================================

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

                   For the fiscal year ended December 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,493,107.

As of March 19, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was approximately $27,586,565.

The number of shares outstanding of each of the issuer's classes of common stock, as of March 19, 2004: 54,858,179 (one class).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2003 are incorporated by reference in Items 9, 10, 11, 12 and 14 of
Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure format (check one): YES [  ] NO [X]

================================================================================

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

This Form 10-KSB contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of the Company's products and the industry, statements about future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-KSB, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.

Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this report, in filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference.

iSECUREtrac Corp. ("iSt" or the "Company") was incorporated under the laws of the State of Colorado on June 13, 1983 under the name Sage Institute International, Inc. A Delaware corporation under the name Sage Analytics International, Inc. was incorporated on July 17, 1986; and, on September 2, 1986, the Company was reincorporated as a Delaware corporation by merging the Colorado Corporation with and into the Delaware Corporation.

On December 17, 1997, the stockholders of Advanced Business Sciences, Inc., a Nebraska corporation, concluded a share exchange with the Company (the "Share Exchange") whereupon the Nebraska corporation became the wholly owned subsidiary and control was transferred to the former stockholders of the Nebraska corporation. No business operations were conducted from April 1996 until the completion of the Share Exchange on December 17, 1997; whereupon the Company began to develop, produce and market GPS-based tracking solutions for criminal offenders as described in this Form 10-KSB. The name was subsequently changed to Advanced Business Sciences, Inc. Effective June 19, 2001, the name was changed to iSECUREtrac Corp. to better reflect the current and future business activities of providing advanced tracking solutions for the monitoring of individuals and assets via a secure web hosted application.

On August 12, 2003, iSt entered into a share exchange agreement with Tracking Systems Corporation (TSC), headquartered in Harrisburg, Pennsylvania, a privately held provider of criminal offender monitoring equipment services. Under the terms of the agreement, iSt exchanged 4,423,077 shares its common stock (valued at $2.3 million based upon the average of the bid and asked prices for 20 trading days preceding the closing) for 100% of the common stock of TSC and assumed $4,152,239 of TSC debt. The transaction was approved by the stockholders of TSC on August 21, 2003, and was closed on August 28, 2003. TSC is now a wholly owned subsidiary of iSt and the results of their operations from August 29, 2003, through December 31, 2003, are included in the consolidated financial statements. The total cost of the acquisition was $6,452,239 plus $115,316 of acquisition costs: $562,992 was allocated to working capital assets and liabilities; $2,790,862 was allocated to leasehold improvements and monitoring equipment; $911,522 was allocated to intangibles subject to amortization; and $2,302,179 was allocated to goodwill. Management assigned values to assets and liabilities based upon their fair values. An outside accounting firm provided assistance with the valuation of fair value of the assets and liabilities.

Because of a limited operating history, it is difficult to evaluate the business. Factors that may cause a failure to meet business goals include the following: the ability to raise adequate capital to finance the business plan; the future financial condition, liquidity and business prospects generally; an inability to respond to competitive market conditions; marketplace acceptance and market demand of the Company's products; perceived opportunities in the marketplace for the Company's current products and other products under development; future sales levels and other business plans for the future. Profitability will require the successful commercialization of the Series 2100 Personal Tracking Unit (PTU) and tracNET24 software. No assurances can be given when this will occur or that the Company will ever be profitable.

(i) Business Development

iSt is an emerging technology company that has developed a Global Positioning Satellite (GPS) based tracking and monitoring system for criminal offenders on parole, probation or pre-trial release, consisting of a PTU and a web-based automated monitoring system. Direct sales of the Company's Series 2100 PTUs and tracNET24 services began in December 2002 and revenues from such sales have increased throughout 2003. 2003 marked the first full year of iSt's reporting as an operating company. Previously, it had reported as a development stage company.

TSC is one of the leading providers of electronic home detention systems for public and private criminal justice agencies in the United States. TSC was acquired to allow the Company to rapidly expand its product line and operating infrastructure. Included with the acquisition were over 200 customers and $3.5 million of annual revenue, as well as the rights to the MEMS breath alcohol monitoring and a state-of the-art 24/7 customer support capability.

iSt continues to enhance its products by adding features requested by customers from time to time; reducing the cost of manufacturing through volume production; and improving response times of tracNET24 by continuing to streamline firmware, software and communications.

(ii) Business of Issuer

Prior to the Share Exchange, the Company's business plan was to develop methodology and software which would identify potential failures facing an organization or project, rank such failures in order of significance and determine their root causes. This technology was marketed to both government and private industry.

In early 1994, the Company began looking into the feasibility of utilizing GPS receivers and wireless communications technologies in a device which could be worn by offenders and thus allow electronically supervised release. In December 1994, these concepts were described in a patent application filed with the United States Patent and Trademark Office for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals." Over the next seven years, the Company continued to develop a system of continuous monitoring of mobile offenders by creating smaller and lighter PTUs and refining the software to track and monitor the location of the PTUs. In late 1995, iSt began field testing PTUs. The lunch pail-sized units were extensively tested by the Nebraska Department of Corrections and the concept was proven. In 1997, size had been reduced and functionality was increased. The Company's 1702 model PTU, the size and shape of a "bag phone", was capable of changing inclusion and exclusion zones while mobile through parameters downloaded from central monitoring computers, another first for the industry. The 1702 model was used by state probation officers in Texas, Arizona and Illinois. In the meantime, two additional patent applications were filed, in 1997 and 1998. In 2000, iSt was issued two patents for the apparatus and method of tracking persons or mobile objects with the use of GPS and wireless communications. In 2002, the Series 2100 PTU and the web-based tracNET24 automated monitoring system were launched (see below "The Products and Services of the Company").

Revenues are derived from selling and leasing monitoring units; selling services such as training, monitoring services, and data archiving; and providing the use of a web-based tracking and monitoring system, known as tracNET24(TM). tracNET24 is a hosted application, accessible with a standard web browser to distributors and their justice agency customers through secured logins. It allows tracking and monitoring of all electronically activated PTUs. For each monitoring system hosted on the company's servers, a daily fee is charged. Agreements exist with distributors, service providers (i.e. private companies which operate monitoring centers for state and county agencies), and state and county agencies. The usual term of such agreements is from one to three years, with automatic one year renewals thereafter.

The agreements with distributors typically take the form of sales agreements, authorizing resales and leases of monitoring units, and hosting services agreements, which provide for the use of the Company's web-based software or monitoring services. The usual term of a distribution agreement is from three to five years, with automatic one year renewals thereafter. The product is warranted to be free from defects and to operate in accordance with published product specifications for a period of one year. Negotiated product volume discounts, product shipping and delivery terms, pricing for training, and extended product warranties are also described in the agreements. The standard hosting services agreements with distributors contain terms for guaranteed system availability and capacity, accessibility through the Internet with standard browsing software and charges for data archiving.

Although the criminal justice market is the primary market, the Company continues to explore opportunities for leveraging the technology to potential users in transportation and other markets. The system was developed to be readily adaptable to meet the needs of locating and tracking of vehicles and other assets.

(iii) The Electronic Monitoring Market

According to the U.S. Bureau of Justice Statistics latest report dated August 20, 2003, 6.7 million adults were under some form of correctional supervision at December 31, 2002. The number of prisoners under the jurisdiction of federal or state correctional authorities on that date reached a record high of 2.0 million. Moreover, 4.7 million adults were under parole or probation supervision. The total adult correctional population has increased 41.2% from 1992 to 2002.

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

Electronic monitoring offers two distinct advantages over incarceration: (1) it reduces the public's tax burden by allowing the offender to work and, subsequently, to pay for electronic monitoring costs; and (2) it reduces prison and jail overcrowding by providing a viable alternative to incarceration.

The traditional electronic monitoring application utilizes (1) a fixed location radio-frequency device connected to a power source and telephone line (a "house arrest unit") and (2) a tamper-proof transmitter cuff worn by the offender. The individual under house arrest must remain within a specified distance of the house arrest unit. When they leave that proximity, the house arrest unit transmits a notification over the telephone line to a monitoring center. The monitoring center software and operators determine if this is a permitted or authorized departure, using tables of individual schedules provided by the contracting authorities. If they determine it is a violation of the programmed schedule, a violation notice is created and the appropriate authorities are contacted using pre-established protocols. These protocols can include voice calls, paging, faxing, e-mail or some combination. Additionally, reports are created for transmission as required by the customer.

House arrest monitoring equipment first became commercially available in 1984. In 1987, 21 states reported using this electronic monitoring as a sentencing alternative. By 1995, all 50 states were using house arrest electronic monitoring. Experts estimate that as many as 300,000 individuals now incarcerated could be supervised more cost-effectively and safely using appropriate electronic supervision. [Source: Journal of Offender Monitoring, January 1998 and March 1999 issues] Also, the Journal of Offender Monitoring estimated 95,000 individuals under electronic house arrest at the beginning of 1999. These individuals were monitored primarily through third party service providers under contract to the appropriate local, state and federal agencies.

(iv) Competition

It is believed that only one other company, Pro Tech Monitoring, Inc., has GPS-enabled production units in the field today. iSt competes with Pro Tech Monitoring and other providers of electronic monitoring on the basis of price, quality of product and quality of service. Several other companies are known to be attempting to deploy GPS product, including BI Incorporated and Elmo-Tech, Ltd.

(v) Business Strategy

Key elements of the Company's business strategy are:

      1. Be a leader in applying GPS technology to applications for tracking and monitoring individuals on parole, probation and pre-trial release. To accomplish this goal, the Company:

            o has devoted significant resources to develop and improve its products.


            o is constantly evaluating improvements in technology and communications systems and new or improved capabilities for its products.

            o has signed lease and service agreements with end-user agencies and service providers since the release of the Series 2100 PTU and is stepping up marketing and sales to other such agencies and providers.

            o has signed distribution and hosting services agreements with leading private monitoring centers and is pursuing other appropriate distributors to replace traditional house arrest with its GPS-based system.

      2. Target application opportunities within other specific market niches for tracking individuals and tangible assets and to be a supplier of equipment and software to those end markets.

      3. Maintain the capability to undertake special projects, funded by specific customers to meet their unique needs. These special projects will be done to advance iSt's knowledge in certain markets and to fund development within specific application areas.

To date, the Company has generated limited revenue from operations and has accumulated significant losses. Consequently, it has had difficulty in obtaining funding from commercial lenders, resulting in the need to obtain funding from private sources. Management plans to continue financing development of the technology and operations through external and related party financing. On March 3, 2004, iSt has received a private placement commitment of $5,000,000 in equity financing from a private investor group to continue to fund the operations and production of tracking devices and related services. As of March 29, 2004, this funding had not been received by the Company and there is no certainty that it will be received.

iSt entered into a common stock purchase agreement on March 7, 2003, as amended and restated on April 14, 2003, with Fusion Capital Fund II, LLC (Fusion), a Chicago-based institutional investor. Under the agreement, Fusion was to buy up to $12 million of common stock over a period of up to 40 months, subject to iSt's right to extend the agreement for six months. iSt had the right to control the timing and amount of stock sold to Fusion with the purchase price based upon the market price of the Company's common stock at the time of sale without any discount. On March 3, 2004, iSt elected to terminate its common stock purchase agreement with Fusion. Prior to terminating the agreement, the Company had sold 8,175,207 shares of Common Stock for total proceeds of $3,324,084.

(vi) The Products and Services of the Company

iSt's product, which utilizes GPS technology, wireless communications and proprietary computer software, provides real-time monitoring, tracking and reporting of adult and juvenile offenders as a criminal justice rehabilitative alternative. Based on patented technology, it is the latest generation of software and hardware available for the monitoring of offenders. The system tracks the geographic location of offenders, reports specific activities and identifies violations against customer-established parameters. This information is then delivered to the appropriate authorities using various methods, including telephone calls, paging, e-mail and web-based reports. Use of the system can offer substantial cost savings over the cost of incarceration and improve the efficiency of probation and parole officers. It also offers the backlogged criminal justice systems a more secure solution to the problems of rapidly growing criminal populations, overcrowded correctional facilities and more lenient sentencing alternatives.

The Personal Tracking Unit (PTU) systems consist of the following components:

A tracking unit is worn by the subject, tethered via a wireless cuff, which is about the size of a standard wristwatch. The wireless cuff is waterproof and shockproof and the case and strap are designed to be tamper resistant. The tracking unit utilizes information from the GPS to triangulate the subject's physical position. The tracking unit then transmits this and other information to the tracNET24 hosting center. In addition, the tracking unit can be used in a docking station (which is similar to a cradle for a cordless telephone) as a house arrest monitor.

Each customer will access and maintain their offender information and will also monitor the movement of offenders through the host software on the Internet. The customer can build daily schedules and program inclusion and exclusion zones via their Internet connection. The Company provides various levels of service to meet the specific needs of its customers.

The Series 2100 PTU, introduced in 2002 as a passive or next day monitoring solution, provides customers with the capability of monitoring individuals via a standard web browser. It collects and stores tracking data at 10-second intervals and violation information which it uploads to tracNET24 via a standard phone line when it has been placed in its docking station. The Company released Series 2130 and 2150 PTUs in 2003. Each of these systems provides essentially the same functionality integrated with a different 3rd party cuff transmitter.

The Series 2250 PTU, released in December 2003, has a wireless communications modem embedded in it, enabling it to provide real-time data and violation notifications. Additionally, it offers agencies the ability to instantly locate an offender through tracNET24 with a click of a button.

TSC's product line consists of location monitoring, visual recognition, breath alcohol testing, voice verification, and monitoring services. The MEMS 2000 Diamond Monitoring System incorporates three methods of electronic monitoring supervision into one product: (i) visual recognition utilizing a visual display telephone; (ii) breath alcohol testing; and (iii) location monitoring utilizing an ankle bracelet and RF technology. The MEMS 2001 Electronic Monitoring System is a location verification system that meets or exceeds all industry specifications. TSC's voice verification system was originally developed by ITT's Aerospace Communications Division and used by the US Department of Defense. TSC's monitoring service is operated 24 hours a day, 365 days a year. The addition of TSC gives iSt one of the widest ranges of products and services in the industry.

(vii) The Technology

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

The manufacture, sale and use of devices, which utilize any part of the radio frequency radiation spectrum, are subject to regulation. The Federal Communications Commission (the "FCC") is the principal agency responsible for such regulation within the United States. State and local governments, however, exercise some control with respect to the location of wireless facilities. While many transmitters (such as radio stations) must be individually licensed, certain low-power transmitters need not be. These would include such devices as cordless telephones, baby monitors, garage door openers, wireless home security systems, and keyless automobile entry systems. Before such a device may be marketed, however, it must first be tested to determine if the device meets FCC specifications; and then it must receive authorization from the FCC. The devices that iSt markets fit within this regulatory scheme.

The Global Positioning System (GPS) consists of at least 24 operational satellites that orbit the earth every 12 hours. Operated by the Department of Defense ("DOD"), this constellation typically permits from five to eight satellites to be visible from any point on earth at any given moment in time. A master control facility located at Schriever Air Force Base in Colorado monitors signals from the satellites and uploads orbital and clock data. A position fix is acquired when a GPS receiver is "seeing" at least three of these satellites. Since the discontinuation of selective availability (which for non-DOD users limited horizontal accuracy to 30 meters) on May 1, 2000, the positioning system is accurate to within 10 meters (approximately 33 feet) for horizontal positioning, 15 meters (approximately 50 feet) for vertical positioning and 110 nanoseconds for time accuracy. The US Government currently provides GPS signal capabilities to users free of charge.

GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites have design lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. To repair damaged or malfunctioning satellites is not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the US Government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the US Government for the use of GPS without charge will remain unchanged. Because of ever-increasing commercial applications of GPS, other US Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies such as radio frequency type house arrest units. Any resulting change in market demand for GPS products could have a material adverse effect on financial results.

(viii) Intellectual Property Rights

iSt has been issued three patents to date by the United States Patent Office:
(i) No. 6,072,396 for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals" was issued on June 6, 2000 and will expire on June 6, 2017; (ii) No. 6,100,806, also for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals" was issued on August 8, 2000 and will expire on July 7, 2018; and (iii) No. 6,337,665 was issued on January 8, 2002, for an "Antenna Orientation Maintaining System in a System for Tracking Individuals and Method of Use" and will expire on October 18, 2020.

(ix) Regulation

The FCC regulates the manufacture, sale and use of radio frequency radiation devices. Similarly, insofar as GPS remains funded and controlled by the US Government, devices utilizing GPS must conform to government specifications. The Series 2100 PTU received FCC Part 2, Part 22 and Part 15, Class B approval in August, 2001. The Series 2130 received FCC approval in May, 2003. The 2150 and 2250 Series PTUs received FCC approvals in March, 2004.

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

(x) Research and Development

During 2003 and 2002, iSt expended $750,443 and $773,248, respectively, toward research and development. The costs of such research and development are borne by the Company and not by customers. iSt has been a pioneer in the development of GPS tracking as it relates to use in the criminal justice industry. The research and development staff designs and develops products incorporating GPS technology, wireless communications, web-based reporting, and data storage and transmission. Current research and development efforts are focused on additional functionality in the Series 2100 product for the criminal justice industry. This platform of technology has been designed to cross over into over market segments including the transportation industry.

(xi) Principal Suppliers

The Company's hardware products are manufactured by third party contract manufacturers in accordance with manufacturing specifications. The PTUs are designed to use off-the-shelf electronic components available for any standard electronic assembly. iSt works in partnership with contract manufacturers to manage the supply chain of electronic components for the products they manufacture for us. In January of 2003, iSt contracted with Altron Inc, of Anoka, Minnesota, an ISO-9002 qualified electronics manufacturer, to be the primary manufacturer of PTUs.

(xii) Customers; Orders Backlog

There is no material backlog of orders for products.

(xiii) Seasonality

The Company's business is not seasonal.

(xiv) Employees

As of February 29, 2004, iSt had 59 full-time employees, 4 part-time employees and 3 contract employees on staff.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 6,000 square feet of office space located at 5022 South 114th Street, Suite 103, Omaha, Nebraska. The lease term ends on November 30, 2005. The base rent for this property is $5,775 per month and the Company's pro rata share of operating expenses on the leased premises is $1,616. The Company also has a testing facility that it leases on a month-to-month basis for $500 per month. In addition, the Company leases approximately 7,669 square feet of office space located at 2404 Park Drive, Harrisburg, Pennsylvania. The lease term ends on March 31, 2009, and the base rent is $9,893 per month. Most of the Company's administrative, service, and other business operations are conducted at these locations. In the opinion of management, the properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to pending or threatened lawsuits that are ordinary to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits. The Company is also subject to a variety of federal and state laws and regulations, especially those relating to electronic devices and wireless communications.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to stockholders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

iSt's common stock is listed on the OTC Bulletin Board under the trading symbol ISRE.

---------------------------------------------------------------
      YEAR          QUARTER          HIGH            LOW
---------------------------------------------------------------
      2002            1st            $1.50          $0.80
                 ----------------------------------------------
                      2nd            $2.11          $1.28
                 ----------------------------------------------
                      3rd            $1.51          $0.62
                 ----------------------------------------------
                      4th            $0.73          $0.23
---------------------------------------------------------------

      2003            1st            $0.99          $0.27
                 ----------------------------------------------
                      2nd            $0.85          $0.37
                 ----------------------------------------------
                      3rd            $0.65          $0.43
                 ----------------------------------------------
                      4th            $0.69          $0.33
---------------------------------------------------------------


The source of the foregoing information is Bloomberg, LP Quotations and reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

As of March 19, 2004, there were outstanding 54,858,179 shares of Common Stock held of record by 442 registered stockholders, 9,125.47 Series A Convertible Preferred Shares held by eight stockholders, and 300 Series B Convertible Preferred Shares held by one stockholder. iSt has not declared any dividends on shares of Common Stock and has no plans to do so in the foreseeable future.

No stock repurchases were made by the Company during the 4th quarter of 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following table provides a breakdown of selected results of operations for the years ended December 31, 2003 and 2002 and is the basis for the following discussion of the results of operations:

                       ISECURETRAC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                     2003                2002              CHANGE
---------------------------------------------------------------------------------------------------

REVENUES:
     Equipment                                    $   171,759        $   358,305        $  (186,546)
     Leasing                                          402,972                 --            402,972
     Hosting                                          757,106              2,009            755,097
     Gain on sale-leaseback transactions              123,083                 --            123,083
     Service                                           38,187            142,688           (104,501)
---------------------------------------------------------------------------------------------------
     Total revenues                                 1,493,107            503,002            990,105
---------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
     Cost of revenues                               1,141,334            612,803            528,531
     Research and development                         750,443            773,248            (22,805)
     Sales, general and administrative              5,557,414          4,172,160          1,385,254
---------------------------------------------------------------------------------------------------
     Total costs and expenses                       7,449,191          5,558,211          1,890,980
---------------------------------------------------------------------------------------------------
     Operating loss                                (5,956,084)        (5,055,209)          (900,873)
---------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
     Interest income                                      523              1,742             (1,219)
     Interest expense                                (444,886)          (203,419)          (241,467)
     Loan acquisition expense, stockholders          (638,603)          (536,734)          (101,869)
---------------------------------------------------------------------------------------------------
     Total other income (expense)                  (1,082,966)          (738,411)          (344,555)
---------------------------------------------------------------------------------------------------
     Loss before provision for income taxes        (7,039,050)        (5,793,620)        (1,245,428)
---------------------------------------------------------------------------------------------------
     Provision for income taxes                            --                 --                 --
---------------------------------------------------------------------------------------------------
NET LOSS                                           (7,039,050)        (5,793,620)        (1,245,428)
     Preferred dividends                             (848,200)          (807,832)           (40,368)
---------------------------------------------------------------------------------------------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS         $(7,887,250)       $(6,601,452)       $(1,285,796)
===================================================================================================


EQUIPMENT REVENUE

Equipment Revenue is derived from the sale of product. For the year ended December 31, 2003, equipment revenues were $171,759 compared to $358,305 during the same period in 2002. The reason for the decrease is the reduction in units sold during 2003, compared to the same period of 2002. This reduction is attributable to the shift in the company's business model from selling to leasing its product.

LEASING REVENUE

Leasing Revenue is derived from the leasing of PTUs. For the period ended December 31, 2003, leasing revenues were $402,972 compared to none for the same period in 2002. $250,854 of this increase is attributable to the acquisition of TSC with the balance due to the company's shift from selling to leasing its product.

HOSTING REVENUE

Hosting Revenue is derived from the fees charged to customers for the use of tracNET24, hosting offender data, and ancillary charges directly related to the monitoring of offenders. For the year ended December 31, 2003, hosting revenues were $757,106 compared to $2,009 during the same period in 2002. $586,145 of this increase is attributable to the acquisition of TSC with the balance due to the increased deployment of PTUs.

GAIN ON SALE-LEASEBACK TRANSACTIONS

The Gain on Sale-leaseback Transactions consists of amortization of the deferred gain that is recorded upon delivery of units in conjunction with the sale-leaseback transactions the Company entered into. For the year ended December 31, 2003, the gain on sale-leaseback transactions was $123,083 compared to none during the same period in 2002. There were no sale-leaseback agreements in place until 2003.

SERVICE REVENUE

For 2003, Service Revenue consisted of sales of non-core product that included various ancillary computer equipment and the maintenance associated with such equipment. For the year ended December 31, 2003, Service Revenue was $38,187 compared to $142,688 for the comparable period of 2002. The primary reason for the decrease is a slow down in projects pursuant to the company's focus on its core products (offender monitoring products and services).

COST OF REVENUES

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. A portion of the cost of revenues consists of the amortization of product development costs, which began in March 2002. This amortization amounted to $314,861 for the year ended December 31, 2003, compared to $262,384 during the same period in 2002. For the year ending December 31, 2003, Cost of Revenues was $1,141,334, compared to $612,803 during the same period in 2002. $267,231 of this increase is attributable to the acquisition of TSC. Other contributing factors include the the overall increase in deployment of PTUs and the increased product development cost amortization.

RESEARCH AND DEVELOPMENT

Research and Development expenses are the direct costs associated with iSt's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for iSt's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $750,443 for the year ended December 31, 2003, compared to $773,248 for the same period in 2002. This decrease in research and development expenses was the result of bringing all research and development in-house as well as the shift from development to operations

SALES, GENERAL AND ADMINISTRATIVE

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations and marketing of the Company, outside of the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel, fixed telephone expenses, office leases and supplies, marketing, advertising in magazines and periodicals, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the year ended December 31, 2003, SG&A expenses increased to $5,557,414 from $4,172,160 in the comparable period of 2002. $761,103 of this increase was due to the acquisition of TSC, with the balance primarily attributable to increases in salaries and wages due to addition of sales personnel.

OPERATING LOSS

For the twelve months ended December 31, 2003, operating loss was $5,956,084, compared to $5,055,209 for the same period in 2002. The increase is primarily attributable to increases in SG&A expenses as described above.

INTEREST EXPENSE

For the year ended December 31, 2003, interest expense totaled $444,886, compared to interest expense of $203,419 in the comparable period of 2002. This increase was due to higher borrowings by the Company in 2003.

LOAN ACQUISITION EXPENSE, STOCKHOLDERS

For the year ended December 31, 2003, loan acquisition expense was $638,603, compared to $536,734 for the comparable period of 2002. This increase is primarily due to stock warrants issued to various stockholders and other individuals' loans.

NET LOSS

For the year ended December 31, 2003, the Company had a net loss of $7,039,050, compared to a net loss of $5,793,620 in the comparable period of 2002, for the reasons described above.

PREFERRED DIVIDENDS

For the year ended December 31, 2003, preferred dividends totaled $848,200, as compared to $807,832 for the comparable period of 2002. This change was due to more outstanding Series A Convertible Preferred Stock during 2003.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

For the year ended December 31, 2003, there was a net loss available to common stockholders of $7,887,250 compared to $6,601,452 in 2002. The reasons for these changes are described above.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2003, the Company used $2,614,148 of cash in operating activities, another $1,766,469 in investing activities, and generated $4,458,642 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash for the year ended December 31, 2003 of $78,025. For the same period of 2002, the Company used $3,503,721 of cash in operating activities and $399,847 in investing activities. $3,950,503 of cash was generated from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash of $46,935.

The Company completed a sale-leaseback transaction with an unrelated party involving 100 Series 2100 PTUs for $120,000 during the first quarter of 2003. This transaction generated a gain of approximately $45,000 that is being amortized into income over the term of the lease (24 months).

The Company completed a second sale-leaseback transaction with a related party (consisting of various stockholders) involving 312 Series 2100 PTUs for $375,000 during the third quarter of 2003. This transaction generated a gain of approximately $164,000 that is being amortized into income over the term of the lease (24 months).

A third sale-leaseback transaction was completed with a related party (consisting of various stockholders) involving 417 Series 2100 PTUs for $500,000 during the fourth quarter of 2003. This transaction generated a gain of approximately $274,000 that is being amortized into income over the term of the lease (24 months).

A fourth sale-leaseback transaction was completed with a related party (consisting of various stockholders) involving 300 Series 2100 PTUs for $360,000 during the fourth quarter of 2003. This transaction generated a gain of approximately $198,000 that is being amortized into income over the term of the lease (24 months).

The Company completed a fifth sale-leaseback transaction with a related party (consisting of various stockholders) involving 100 Series 2100 PTUs for $125,000 during the fourth quarter of 2003. This transaction generated a gain of approximately $71,000 that is being amortized into income over the term of the lease (24 months).

The Company is in the process of completing one other sale-leaseback transaction with a related party (consisting of various stockholders) involving 235 Series 2200 PTUs. As of December 31, 2003, iSt had received funding from this related party totaling $375,000. The Company has sold and leased back 45 of the 235 units under this lease agreement. This transaction has generated a gain of approximately $48,000 that is being amortized into income over the term of the lease (24 months).

Other sale-leaseback opportunities are being pursued with various third party leasing companies. Lease funding of PTUs units can be an ongoing source of funding to meet cash requirements.

During 2003, the Company incurred approximately $473,000 in general monthly operating recurring operating expenses. Salaries, wages, and payroll taxes account for 55% of that total; health and liability insurance expenses account for 8%; legal, professional, and public company expenses are 6%; Travel expenses 5%; and rent and utilities 3%. An additional $1,830,000 in certain non-cash and one-time expenses, including consulting fees, stock option issuance expenses, and commissions, were recorded in 2003.

Management plans to continue financing development of the technology and operations through external and related party financing. On March 3, 2004, iSt has received a private placement commitment of $5,000,000 in equity financing from a private investor group to continue to fund the operations and production of tracking devices and related services. As of March 29, 2004, this funding had not been received by the Company and there is no certainty that it will be received.

iSt entered into a common stock purchase agreement on March 7, 2003, as amended and restated on April 14, 2003, with Fusion Capital Fund II, LLC (Fusion), a Chicago based institutional investor. Under the agreement, Fusion was to buy up to $12.0 million of common stock over a period of up to 40 months, subject to iSt's right to extend the agreement for six months. iSt had the right to control the timing and amount of stock sold to Fusion with the purchase price based upon the market price of the Company's common stock at the time of sale without any discount. On March 3, 2004, iSt elected to terminate its common stock purchase agreement with Fusion.

On January 8, 2003, Macke Partners, a related party, acquired 150 shares of Series B Convertible Preferred Stock (the "Series B Preferred"). Holders of Series B Preferred are entitled to receive cumulative, fixed rate dividends, starting at 10%, increasing to: 11% after six months; 12% after twelve months; and, 13% after twenty four months. No dividends were declared in 2003. Each share of Series B Preferred is convertible into 1,667 shares of Common Stock, subject to adjustment for stock splits and similar events. The Series B Preferred has a liquidation preference of $1,000 per share. The Company may call part or all Series B Preferred with the payment of a premium (see "Series B Convertible Preferred Stock" under Note 8).

As of March 1, 2004, the following additional borrowing facilities were in place:

A note payable from U.S. Bank N.A. of Omaha, Nebraska. This note calls for monthly payments of $16,557, including interest, through February 15, 2004. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus 2%. As of December 31, 2003, the Index Rate was 4% and the outstanding loan balance was $268,675. This loan is secured by a security interest in the Company's tangible and intangible assets and the personal guarantees of various stockholders. This note was renewed on March 16, 2004, at an Index Rate plus 1% and a maturity on March 15, 2005.

An unsecured note payable from Merrill Corporation resulting from the conversion of accounts payable. This short-term note carries an interest rate of 5% and matures on March 31, 2004. As of December 31, 2003, the outstanding loan balance was $69,710.

A $73,366 note payable from Nebraska State Bank of Omaha. This short-term note matures on March 17, 2004, carries an interest rate of 7.25% due at maturity, and is still outstanding.

A $3,452,239 note payable from Westburg Media Capital, LP (a stockholder). This long-term note calls for monthly payments including interest of $67,000 with a balloon payment for the remaining amount due in full in November 2007. The interest rate is based on the U.S. Bank of Washington prime rate plus 4%. As of December 31, 2003, the rate in effect was 8% and the outstanding loan balance was $3,107,110. This note payable is secured by all corporate assets.

A $200,000 note payable from Keystone Venture IV, LP (a stockholder). This unsecured, long-term note matures on August 31, 2006, and carries an interest rate of 8% which is payable annually in arrears. This note payable is subordinated to the Westburg Media Capital, LP note payable.

A $200,000 note payable from Penn Janney Fund, Inc. (a stockholder). This unsecured, long-term note matures on August 31, 2006 and carries an interest rate of 8% which is payable annually in arrears. This note payable is subordinated to the Westburg Media Capital, LP note payable.

A $300,000 note payable from Oddyssey Capital Group, LP (a stockholder). This unsecured, long-term note matures on August 31, 2006 and carries an interest rate of 8% which is payable annually in arrears. This note payable is subordinated to the Westburg Media Capital, LP note payable.

A $1,000,000 subordinated convertible note with MicroCapital Fund LLC. This long term note carries an interest rate of 10% with quarterly interest payments and matures in October 2008.

A 10%,convertible debenture, currently due, convertible into Common Stock at $6.06 per share. iSt currently owes $30,000 on this debenture.

Six capital leases with related and unrelated parties carrying interest rates ranging from 10.475% to 10.50% and maturing in January 2005 to December 2005. As of December 31, 2003, the aggregate balance on these capital leases totaled $1,532,661.

The majority of the remaining $2,582,725 in notes payable consists of amounts owed to individuals, primarily directors of iSt, which mature within one year and carry interest rates of 0% to 10%.

As of December 31, 2003, the Company lacked sufficient operating capital to fund its ongoing development and operations and did not have commitments for either debt or share purchases to meet its planned 2004 operating capital requirements. On March 3, 2004, iSt received a private placement commitment of $5,000,000 in equity financing from a private investor group to continue to fund the operations and production of tracking devices and related services. Based on revenue forecasts and expense budgets, management expects the proceeds from this financing to fund operating requirements until the Company achieves breakeven from operations by 2005. As of March 29, 2004, this funding had not been received by the Company and there is no certainty that it will be received.

CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"). This requires management to make estimates and judgments that affect reported amounts and related disclosures. Actual amounts will differ from those estimates. The significant accounting policies are described in Note 1 to the audited Consolidated Financial Statements. Of those policies, the following have been identified as the most critical because they are the most important to the portrayal of iSt's results of operations and financial condition and they require subjective or complex management judgments:

Revenue is recognized related to the sale and leasing of PTUs and for services provided through tracNET24. A daily service fee is charged for each PTU which the customer desires to have tracked from time to time. The customer initiates tracking by entering an activation command on an appropriate tracNET24 screen and, similarly, stops the tracking by entering a deactivation command. The daily fee for tracNET24 is only charged from the time of activation to the time of deactivation for each PTU. These services are billed in arrears on a monthly basis as the service is rendered to the customer. Revenue related to this daily service fee was $762,160 and $2,009 in 2003 and 2002, respectively. For PTUs that are sold, the customer is billed and revenue is recognized upon receipt of the product by the customer.

For PTUs that are leased, the customer is billed in arrears on a monthly basis for all units under lease, and revenue is recognized

Capitalization of product development costs related to the hardware development of the Series 2100 product and the software development of the tracNET24 information system. Software and hardware development costs were capitalized in accordance with the Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The capitalization of these costs begins when a product's technological feasibility has been established and there is a detailed product design. The capitalization of these costs ends when the product is available for general release to customers. During 2002, $47,257 of product development costs were capitalized. No such costs were capitalized in 2003.

Amortization of these costs using a straight-line basis over an estimated economic useful life of three years began in 2002. For the years ended December 31, 2003, and 2002, the Company amortized $314,861 and $262,384, respectively. It is reasonably possible that those estimates of projected product revenues, the remaining estimated economic life of the product or both would be reduced significantly in the near term due to competitive pressures or technological changes. As a result, the carrying amount of the capitalized software and hardware costs may be reduced materially in the near term. $86,962 of capitalized software and hardware development costs were charged to expense in the 2002 due to impairment. Based upon product sales and product leasing to date and upon projected sales for the future, management believes there to be no impairment of product development costs, and therefore no such charge was recorded in 2003.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7. FINANCIAL STATEMENTS.

See "Item 13 Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Consolidated Financial Statement and the notes thereto filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Incorporated by reference in Items 9 to 12, and 14 below are certain sections of the definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2003.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information relating to directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the definitive proxy statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 10. EXECUTIVE COMPENSATION.

The discussion under the heading "Executive Compensation" in the definitive proxy statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The discussion under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as part of this report:

      1. Financial Statements of the Company. Reference is made to the Index to Financial Statements on Page F-0.

      2.    Exhibits.


            3.01  Restated Certificate of Incorporation of the Company (1)

            3.02  Restated Bylaws of the Company (2)

            3.03 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of iSt (3)

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

            10.08 ADT Hosting Agreement (3) Confidential Treatment Requested

            10.09 Employment Agreement between iSt and Michael P. May (5)

            10.10 Employment Agreement between iSt and James E. Stark (5)

            10.13 Consulting Services Agreement with Salzwedel Financial
                  Communications, Inc.(3)

            10.14 Common Stock Purchase Agreement with Fusion Capital Fund II(6)

            10.15 Preferred Distributor Agreement with Premier Geografix LTD.(7)

            10.16 Share Exchange Agreement with Tracking Systems Corporation (8)

            21.01 Subsidiaries of the Company

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

                  (5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ending March 31, 2001.

                  (6) Incorporated by reference from the registrant's current report under Form 8-K filed on March 14, 2003 (Commission File No. 0-26455).

                  (7) Incorporated by reference from the registrant's current report under Form 8-K filed on March 18, 2003 (Commission File No. 0-26455).

                  (8) Incorporated by reference from the registrant's current report under Form 8-K filed on November 12, 2003 (Commission File No. 0-26455).(8)

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      (b)   Reports on Form 8-K.

            On November 17, 2003, the Company filed a Form 8-K under Item 5 announcing its financial results for the third quarter of 2003.

            On February 19, 2004, the Company filed a Form 8-K under Item 5 announcing a management change.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The discussion under the heading "Principal Accountant Fees and Services" in the definitive proxy statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                       ISECURETRAC CORP. AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL REPORT

                               Table of Contents

Independent

Auditors' Report.............................................................F-1

Consolidated Financial Statements:

Balance Sheet................................................................F-2

Statements of Operations.....................................................F-3

Statements of Stockholders' Deficit..........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Consolidated Financial Statements...................................F-6

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
iSECUREtrac Corp.
Omaha, Nebraska


We have audited the accompanying Consolidated Balance Sheet of iSECUREtrac Corp. and subsidiaries as of December 31, 2003, and the related Consolidated Statements of Operations, Stockholders' Deficit and Cash Flows for the years ended December 31, 2003, and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iSECUREtrac Corp. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003, and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McGladrey & Pullen, LLP

Kansas City, Missouri
January 23, 2004, except for the second and third paragraphs in Note 9 as to which that date is March 3, 2004.

                       ISECURETRAC CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 5)
Current Assets
      Cash                                                                                    $    125,399
      Account receivables, net of $12,000 allowance for doubtful accounts                          602,367
      Inventories                                                                                  144,151
      Prepaid expenses and other                                                                    95,032
------------------------------------------------------------------------------------------------------------
            Total current assets                                                                   966,949
------------------------------------------------------------------------------------------------------------
Leasehold Improvements and Equipment, net (Note 3)                                                 359,453
Monitoring Equipment, net of accumulated depreciation of $470,331 (Note 10)                      4,078,419
Product Development Costs, net of accumulated amortization of $577,246                             367,338
Intangibles, subject to amortization (Note 4)                                                      822,856
Goodwill (Note 4)                                                                                2,302,179
Other Assets                                                                                        32,488
------------------------------------------------------------------------------------------------------------
            Total assets                                                                      $  8,929,682
============================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Notes payable (Note 5)                                                                  $  2,994,476
      Current maturities of long-term debt (Notes 5 and 10)                                      1,645,494
      Accounts payable and accrued expenses                                                      1,319,884
      Deferred gain on sale-leaseback transaction (Note 10)                                        677,125
      Accrued interest payable                                                                     195,587
      Preferred dividends payable                                                                  218,513
------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                            7,051,079
------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities (Notes 5 and 10)                                         4,839,547
------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 9 and 10)
------------------------------------------------------------------------------------------------------------

Stockholders' Deficit (Notes 7 and 8)
      Series A Convertible Preferred stock, 10,000 shares designated at $.01 par value;
            9,126 issued and outstanding, stated value $1,000 per share                          9,125,470
      Series B Convertible Preferred stock, 3,500 shares designated at
            $.01 par value; 300 issued and outstanding, stated value $1,000 per share              295,000
      Common stock, 100,000,000 shares authorized at $.001 par value;
            48,904,299 issued and outstanding                                                       48,904
      Additional paid-in capital                                                                28,524,733
      Unearned consulting expense                                                                 (357,000)
      Accumulated deficit                                                                      (40,598,051)
------------------------------------------------------------------------------------------------------------
            Total stockholders' deficit                                                         (2,960,944)
------------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' deficit                                       $  8,929,682
============================================================================================================


See Notes to Consolidated Financial Statements

                       ISECURETRAC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2003 and 2002

                                                                                              2003                   2002
----------------------------------------------------------------------------------------------------------------------------
Revenues:

     Equipment                                                                             $ 171,759              $ 358,305
     Leasing                                                                                 402,972                      -
     Hosting                                                                                 757,106                  2,009
     Gain on sale-leaseback transactions                                                     123,083                      -
     Service                                                                                  38,187                142,688
----------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                                        1,493,107                503,002
----------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:

     Cost of revenues                                                                      1,141,334                612,803
     Research and development                                                                750,443                773,248
     Sales, general and administrative                                                     5,557,414              4,172,160
----------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                                              7,449,191              5,558,211
----------------------------------------------------------------------------------------------------------------------------
     Operating loss                                                                       (5,956,084)            (5,055,209)
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):

     Interest income                                                                             523                  1,742
     Interest expense (Note 5)                                                              (444,886)              (203,419)
     Loan acquisition expense, stockholders                                                 (638,603)              (536,734)
----------------------------------------------------------------------------------------------------------------------------
     Total other income (expense)                                                         (1,082,966)              (738,411)
----------------------------------------------------------------------------------------------------------------------------
     Loss before provision for income taxes                                               (7,039,050)            (5,793,620)
----------------------------------------------------------------------------------------------------------------------------
     Provision for income taxes (Note 6)                                                           -                      -
----------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                                  (7,039,050)            (5,793,620)
     Preferred dividends (Note 8)                                                           (848,200)              (807,832)
----------------------------------------------------------------------------------------------------------------------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                               $ (7,887,250)          $ (6,601,452)
============================================================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE                                                      $ (0.19)               $ (0.23)
============================================================================================================================
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING                                       41,561,430             29,248,828
============================================================================================================================

See Notes to Consolidated Financial Statements.

                        ISECURETRAC CORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                             SERIES A CONVERTIBLE             SERIES B CONVERTIBLE
                                                                                PREFERRED STOCK                  PREFERRED STOCK
                                                                              SHARES       AMOUNT              SHARES      AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                                   8,610     $ 6,133,027              --    $        --
    Shares issued upon surrender of warrants, assumption of notes,
      forgiveness of debt, and exercise of warrants at $.20 per share             --       2,476,763              --             --
    Shares issued for directors' fees and services                                --              --              --             --
    Shares issued for cash, net of offering costs (Note 11)                      310         310,000             150        145,000
    Shares issued on exercise of options at $0.10 to $0.875 per share             --              --              --             --
    Shares issued in lieu of payment on note payable                              --              --              --             --
    Shares issued upon conversion of Series A preferred stock                 (1,110)     (1,110,000)             --             --
    Paid-in capital for cost of options issued                                    --              --              --             --
    Warrants issued for stockholder loans and consulting services                 --              --              --             --
    Series A preferred stock dividends                                           673         672,872              --             --
    Net loss                                                                      --              --              --             --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                                                   8,483     $ 8,482,662             150    $   145,000
    Shares issued for cash, net of offering costs (Note 11)                      416         416,000             150        150,000
    Shares issued for acquisition of subsidiary (Note 2)                          --              --              --             --
    Shares issued on exercise of warrants at $0.20 to $0.28 per share             --              --              --             --
    Shares issued for directors' fees and services                               189         189,000              --             --
    Shares issued upon exercise of warrants in lieu of payment on
      note payable                                                                --              --              --             --
    Shares issued upon conversion of Series A preferred stock                   (605)       (605,000)             --             --
    Paid-in capital for cost of options issued                                    --              --              --             --
    Warrants issued for stockholder loans and consulting services                 --              --              --             --
    Series A preferred stock dividends                                           643         642,808              --             --
    Net loss                                                                      --              --              --             --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                                                   9,126     $ 9,125,470             300    $   295,000
===================================================================================================================================

                                                                                                        ADDITIONAL       UNEARNED
                                                                                COMMON STOCK             PAID-IN        CONSULTING
                                                                            SHARES         AMOUNT        CAPITAL         EXPENSE
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                              25,598,003    $    25,598    $15,125,671    $        --
    Shares issued upon surrender of warrants, assumption of notes,
      forgiveness of debt, and exercise of warrants at $.20 per share        250,000            250         49,750             --
    Shares issued for directors' fees and services                         2,039,230          2,039      1,252,086             --
    Shares issued for cash, net of offering costs (Note 11)                3,295,504          3,295      2,981,024             --
    Shares issued on exercise of options at $0.10 to $0.875 per share      1,437,666          1,438        169,190             --
    Shares issued in lieu of payment on note payable                         121,522            121         43,796             --
    Shares issued upon conversion of Series A preferred stock              2,177,778          2,178      1,107,822             --
    Paid-in capital for cost of options issued                                    --             --        191,071             --
    Warrants issued for stockholder loans and consulting services                 --             --        590,409             --
    Series A preferred stock dividends                                            --             --             --             --
    Net loss                                                                      --             --             --             --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                                              34,919,703    $    34,919    $21,510,819    $        --
    Shares issued for cash, net of offering costs (Note 11)                3,516,766          3,517      1,487,473             --
    Shares issued for acquisition of subsidiary (Note 2)                   4,423,077          4,423      2,295,577             --
    Shares issued on exercise of warrants at $0.20 to $0.28 per share        360,567            361         74,539             --
    Shares issued for directors' fees and services                         4,316,202          4,316      1,277,694       (357,000)
    Shares issued upon exercise of warrants in lieu of payment on
      note payable                                                           194,346            194        117,630             --
    Shares issued upon conversion of Series A preferred stock              1,173,638          1,174        603,826             --
    Paid-in capital for cost of options issued                                    --             --        144,912             --
    Warrants issued for stockholder loans and consulting services                 --             --      1,012,263             --
    Series A preferred stock dividends                                            --             --             --             --
    Net loss                                                                      --             --             --             --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                                              48,904,299    $    48,904    $28,524,733    ($  357,000)
===================================================================================================================================


                                                                           ACCUMULATED
                                                                             DEFICIT          TOTAL
-------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                             ($26,041,188)    ($ 4,756,892)
    Shares issued upon surrender of warrants, assumption of notes,
      forgiveness of debt, and exercise of warrants at $.20 per share              --        2,526,763
    Shares issued for directors' fees and services                                 --        1,254,125
    Shares issued for cash, net of offering costs (Note 11)                        --        3,439,319
    Shares issued on exercise of options at $0.10 to $0.875 per share              --          170,628
    Shares issued in lieu of payment on note payable                               --           43,917
    Shares issued upon conversion of Series A preferred stock                      --               --
    Paid-in capital for cost of options issued                                     --          191,071
    Warrants issued for stockholder loans and consulting services                  --          590,409
    Series A preferred stock dividends                                       (875,993)        (203,121)
    Net loss                                                               (5,793,620)      (5,793,620)
-------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                                             ($32,710,801)    ($ 2,537,401)
    Shares issued for cash, net of offering costs (Note 11)                        --        2,056,990
    Shares issued for acquisition of subsidiary (Note 2)                           --        2,300,000
    Shares issued on exercise of warrants at $0.20 to $0.28 per share              --           74,900
    Shares issued for directors' fees and services                                 --        1,114,010
    Shares issued upon exercise of warrants in lieu of payment on
      note payable                                                                 --          117,824
    Shares issued upon conversion of Series A preferred stock                      --               --
    Paid-in capital for cost of options issued                                     --          144,912
    Warrants issued for stockholder loans and consulting services                  --        1,012,263
    Series A preferred stock dividends                                       (848,200)        (205,392)
    Net loss                                                               (7,039,050)      (7,039,050)
-------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                                             ($40,598,051)    ($ 2,960,944)
=======================================================================================================

See Notes to Consolidated Financial Statements.

                       ISECURETRAC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                            2003             2002
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                              $(7,039,050)    $(5,793,620)
  Adjustments to reconcile net loss to net cash used in operating activities
           Loss on asset abandonment                                                             --          67,013
           Depreciation and amortization                                                    949,756         346,505
           Expenses paid by issuance of stock, warrants, and options in lieu of cash      2,279,009       2,035,605
           Changes in assets and liabilities, net of effects of acquisition
                (Increase) decrease in accounts receivable                                  (26,036)        (82,344)
                (Increase) decrease in inventories                                          (29,170)        (51,460)
                (Increase) decrease in prepaid expenses                                     (17,839)         22,451
                Increase (decrease) in accounts payable and accrued expenses                442,583          29,828
                Increase (decrease) in accrued interest payable                             149,474          (1,136)
                Increase (decrease) in deferred revenue                                     677,125         (76,563)
---------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                    (2,614,148)     (3,503,721)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of subsidiary, net of acquisition costs                                       216,311              --
  Purchases of leasehold improvements and equipment                                         (24,516)       (196,727)
  Purchases of monitoring equipment                                                      (1,950,901)             --
  Product development costs                                                                      --        (204,200)
  Acquisition/disposal of other assets                                                       (7,363)          1,080
---------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (1,766,469)       (399,847)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, net                                                                1,703,292         508,315
  Proceeds from long-term debt                                                            1,620,000              --
  Payments on long-term debt                                                               (806,540)       (217,759)
  Preferred stock dividends paid in cash                                                   (190,000)             --
  Proceeds from issuance of common stock                                                  1,565,890       3,204,947
  Proceeds from issuance of preferred stock                                                 566,000         455,000
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 4,458,642       3,950,503
---------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH                                                                             78,025          46,935
CASH AT BEGINNING OF YEAR                                                                    47,374             439
---------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                                     $   125,399     $    47,374
=====================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR
  Interest                                                                                  295,412         204,555
  Income taxes                                                                                   --              --
SUPPLEMENT DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Conversion of long-term debt to notes payable                                             301,790              --
  Conversion of notes payable to long-term debt                                           1,235,000              --
  Issuance of Common and Preferred Stock in lieu of payment on
           long-term debt, notes payable and accrued interest payable                       110,000       2,520,680
  Issuance of Preferred Stock in payment of Preferred Stock dividends                       642,808         672,872
  Issuance of Common Stock  for investment in subsidiary (Note 2)                         2,300,000              --
  Preferred Stock dividends declared but not paid                                           218,513         203,121
  Product development costs paid on account                                                      --        (156,943)
  Conversion of accounts payable to notes payable                                           166,077              --


See Notes to Consolidated Financial Statements.

                       ISECURETRAC CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

iSECUREtrac Corp. and subsidiaries ("iSt" or "the Company") designs, develops, produces, sells, leases and supports wireless products and services relating to the tracking, monitoring, and reporting of individuals and objects. iSt products are designed to enhance productivity, reduce costs, and improve overall response using on-line access to information previously maintained on a variety of media. Today, iSt primarily markets to the criminal justice industry for continuous electronic monitoring of criminal offenders.

iSt was formed on January 5, 1992, for the purpose of developing wireless products and services relating to tracking, monitoring and reporting of individuals and objects. The Company previously reported as a development stage enterprise and became operational and began generating revenue in the fourth quarter of 2002.

Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of iSt and its wholly-owned subsidiaries, iSt Services, Inc., formed September 25, 2002, and Tracking Systems Corporation, acquired on August 28, 2003. ABS Nebraska, Inc., an inactive wholly-owned subsidiary, dissolved in 2003. All material intercompany balances and transactions have been eliminated in consolidation.

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

Trade accounts receivable: Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. The Company offers credit terms to select customers of up to 45 days. Additionally, the Company reserves the right to assess finance charges on delinquent accounts where such charges are permitted. Accounts are considered delinquent after 60 days. There were no bad debt expenses for 2003 and 2002.

Inventories: Inventories consist of PTUs and parts and are recorded at the lower of cost (first in - first out method) or market.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Leasehold improvements, equipment, and monitoring equipment: Leasehold improvements, equipment, and monitoring equipment are recorded at cost. Equipment and monitoring equipment are depreciated on the straight-line method over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the estimated lives of the assets or the lease term. Amortization of assets acquired under capital leases is included with depreciation expense on the owned assets. These assets are reviewed for impairment under Statement of Financial Accounting Standard (SFAS) No. 144 when events indicate the carrying amount may not be recoverable.

Product development: iSt capitalized software and hardware development costs in accordance with the SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. At December 31, 2003, the majority of the capitalized costs related to the development of a web-based tracking and monitoring system, known as tracNET24. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. During the year ending December 31, 2002, $47,257 of product development costs were capitalized. No product development costs were capitalized in 2003. iSt began amortizing these costs in 2002 on a straight-line basis over an estimated economic useful life of three years. It is reasonably possible that those estimates of projected product revenues, the remaining estimated economic life of the product or both would be reduced significantly in the near term due to competitive pressures or technological changes. As a result, the carrying amount of the capitalized software and hardware costs may be reduced materially in the near term. $86,962 of capitalized software and hardware development costs were charged to expense in the year ended December 31, 2002, due to impairment. Based upon unit sales to date, and projected sales for the future, management believes there is no additional impairment of product development costs and therefore, there was no charge to expense for impairment in the year ended December 31, 2003. Amortization of capitalized software and hardware development costs totaled $314,862 and $262,384 for the years ended December 31, 2003, and 2002, respectively.

Goodwill: Goodwill represents the excess of purchase price paid over the net identifiable assets of the acquired business. It is subject to annual tests for impairment. iSt has recorded no impairment charges related to goodwill for the years ended December 31, 2003, and 2002.

Intangibles, subject to amortization: Amortizable intangibles represent the value assigned to the future net income stream attributable to acquired customer monitoring contracts based on their capacity to generate such income. The intangible asset is being amortized over seven years, which is the estimated life of the monitoring contracts to which they relate.

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

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:

                                                          DECEMBER 31, 2003  DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------
Shares issuable upon conversion of Series A
Convertible Preferred Stock                                     9,125,470        8,482,662
Shares issuable upon conversion of Series B
Convertible Preferred Stock                                       500,100          250,050
Shares issuable upon conversion of Subordinated
Convertible Note                                                2,000,000               --
Common stock options outstanding                                9,145,251        7,603,575
Common stock warrants outstanding                               4,209,116        1,858,324
Convertible subordinated debentures                                 4,950            6,600
==============================================================================================

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Revenue recognition: Equipment revenues are recognized when goods are received by the customer. Leasing, hosting, and service revenues are recognized upon performance of the respective service. Gains on sale-leaseback transactions are recorded as a liability and recognized as income ratably over the term of the respective equipment lease (typically two years). Costs of revenues are recorded as products are delivered or services are performed.


Income taxes: Deferred taxes are provided for by a liability method wherein deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-based compensation: As of December 31, 2003, iSt had various stock-based compensation plans, which are more fully described in Note 7. iSt accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which measures compensation as the difference between the fair value of the stock at the date of award and the amount required to be paid for the stock. Stock-based compensation of $144,912 and $191,071 has been reflected in net loss for the years ending December 31, 2003, and 2002, respectively. The following table illustrates the effect on net loss for the years ending December 31, 2003, and 2002, as if iSt had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.


                                                                    YEAR ENDED DECEMBER 31,
                                                                    2003               2002
-------------------------------------------------------------------------------------------------
Net loss, as reported                                           $(7,039,050)        $(5,793,620)
Add: Stock-based employee compensation expense
  included in reported net loss                                     144,912             191,071
Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards                                                     (570,352)           (377,447)
-------------------------------------------------------------------------------------------------
Pro forma net loss                                              $(7,464,490)        $(5,979,996)
=================================================================================================
Basic and diluted loss per share:
     As reported                                                $     (0.19)        $     (0.23)
=================================================================================================
     Pro forma                                                  $     (0.20)        $     (0.23)
=================================================================================================


In determining the pro forma amounts above during 2003 and 2002, the value of each grant is estimated at the grant date using the fair value method prescribed in SFAS No. 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3.5 years and; expected price volatility of 89.43% and 61.06%.

The fair value of stock options and warrants issued to non-employees is being accounted for using SFAS No. 123. Related compensation expense is charged to income when incurred.

Warrants and common stock issued in consideration for notes payable and debt guarantee fees is expensed in the period incurred due to the short term nature of the related notes.


Segments of business: The Company currently only has one segment line of business.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 2. ACQUISITION OF SUBSIDIARY

On August 12, 2003, iSt entered into a share exchange agreement with Tracking Systems Corporation, Harrisburg, Pennsylvania (TSC), a privately held provider of criminal offender monitoring equipment services. Under the terms of the agreement, iSt exchanged 4,423,077 shares its common stock (valued at $2.3 million based upon the average of the bid and asked prices for 20 trading days preceding the closing) for 100% of the common stock of TSC and assumed $4,152,239 of TSC debt. The transaction was approved by the stockholders of TSC on August 21, 2003, and was closed on August 28, 2003. TSC is now a wholly owned subsidiary of iSt and the results of their operations from August 29, 2003, through December 31, 2003, are included in the consolidated financial statements. The total cost of the acquisition was $6,452,239 plus $115,316 of acquisition costs. $562,992 was allocated to working capital assets and liabilities; $2,790,862 was allocated to leasehold improvements and monitoring equipment; $911,522 was allocated to intangibles subject to amortization; and $2,302,179 was allocated to goodwill. Management assigned values to assets and liabilities based upon their fair values. An outside accounting firm provided assistance with the valuation of fair value of the assets and liabilities. The following table details the valuation of the assets acquired and liabilities assumed:

--------------------------------------------------------------------------------
Assets acquired
     Cash, net of acquisition costs                                 $   216,311
     Accounts receivable                                                482,727
     Other current assets                                               124,842
     Leasehold improvements and equipment                               206,346
     Monitoring equipment                                             2,584,516
     Intangible asset subject to amortization                           911,522
     Goodwill                                                         2,302,179
     Other noncurrent assets                                             16,044

Liabilities assumed
     Accounts payable and accrued expenses                             (249,554)
     Long-term debt                                                  (4,294,933)
Stock issued for consideration                                       (2,300,000)
--------------------------------------------------------------------------------
                                                                    $        --
================================================================================


TSC is one of the leading providers of electronic home detention systems for public and private criminal justice agencies in the United States. TSC was acquired to allow the Company to rapidly expand its product line and operating infrastructure. Included with the acquisition were over 200 customers and $3.5 million of annual revenue, as well as the rights to the MEMS breath alcohol monitoring and a state-of the-art 24/7 customer support capability.


$911,522 of intangibles related to the fair value of existing monitoring contracts acquired was recorded pursuant to the transaction. This intangible will be amortized over seven years, which is the estimated life of the monitoring contracts. In addition, $2,302,179 of goodwill that will be subject to annual impairment tests was recorded. This goodwill, which arises from the excess of the purchase price over the fair market value of the assets, represents the value to be gained from the increased synergies and sales potential of the combined entities.

As part of the consideration, the Company assumed a $3,452,239 note payable to Westburg Media Capital, LP, a related party. This note payable, which includes a blanket security interest in the all assets, accounts, rights, licenses, and general intangibles, calls for monthly payments including interest of $67,000 with a balloon payment for the remaining amount of principal and interest due in November 2007. The interest rate is based on the U.S. Bank of Washington's prime rate plus 4%. This note also contains various financial covenants that are to be measured on an annual basis.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


$700,000 of unsecured and subordinated notes payable to other related parties were also assumed. These notes mature on August 31, 2006 and carry an interest rate of eight (8.0%) per annum and shall be payable annually in arrears.

The following table presents pro forma financial information as though this business combination had been completed as of the January 1, 2003.


                                                  FOR THE YEAR ENDED  FROM JANUARY 1, 2003
                                                   DECEMBER 31, 2003   TO AUGUST 28, 2003
                                                          iSt                  TSC           ADJUSTMENTS            TOTAL
----------------------------------------------------------------------------------------------------------------------------
Total revenues                                        $  1,493,107       $  1,878,547       $    (28,266)      $  3,343,388
Operating loss                                          (5,956,084)          (277,993)            (6,141)        (6,240,218)
----------------------------------------------------------------------------------------------------------------------------
Net loss                                              $ (7,039,050)      $   (212,419)      $    (79,473)      $ (7,330,942)
============================================================================================================================
Net loss per share of Common Stock
  - basic and diluted                                                                                          $      (0.18)
============================================================================================================================
Weighted average shares common stock outstanding                                                                 44,469,755
============================================================================================================================

Pro forma adjustments are for amortization of monitoring contract, change in depreciation due to adjustment of equipment to fair value, and elimination of intercompany transactions. The following table presents pro forma financial information as though this business combination had been completed as of the January 1, 2002.

                                                  FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                   DECEMBER 31, 2002   DECEMBER 31, 2002
                                                          iSt                 TSC            ADJUSTMENTS           TOTAL
----------------------------------------------------------------------------------------------------------------------------
Total revenues                                        $    503,002       $  3,503,534       $         --      $  4,006,536
Operating income (loss)                                 (5,055,209)            93,549            215,754        (4,745,906)
----------------------------------------------------------------------------------------------------------------------------
Net loss                                              $ (5,793,620)      $   (559,612)      $    215,754      $ (6,137,478)
============================================================================================================================
Net loss per share of Common Stock
  - basic and diluted                                                                                         $      (0.21)
============================================================================================================================
Weighted average shares common stock outstanding                                                                33,671,905
============================================================================================================================


Pro forma adjustments are for amortization of monitoring contract, change in depreciation due to adjustment of equipment to fair value, and elimination of intercompany transactions.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 3. LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment at December 31, 2003, are as follows:


--------------------------------------------------------------------------------
Leasehold Improvements                                                $  15,443
Furniture and equipment                                                 828,638
--------------------------------------------------------------------------------
                                                                        844,081

Less accumulated depreciation                                          (484,628)
--------------------------------------------------------------------------------
                                                                      $ 359,453
================================================================================


NOTE 4. GOODWILL AND INTANGIBLES, SUBJECT TO AMORTIZATION

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets. Goodwill is not amortized, but is tested for impairment on an annual basis. The Company has determined that there is no impairment of goodwill as of December 31, 2003.

Intangible assets are those that can be separately identified and assigned a value. Intangible assets consist of customer monitoring contracts. The Company is amortizing the intangible assets based on the revenue stream of the existing contracts. Amortization expense was $88,666 in 2003 and none for 2002. The composition of goodwill and intangible assets at December 31, 2003, is as follows:

                                    GOODWILL     OTHER INTANGIBLES      TOTAL
--------------------------------------------------------------------------------
Balance at December 31, 2002      $        --      $        --       $        --
   Additions                        2,302,179          911,522         3,213,701
   Amortization                            --          (88,666)         (88,666)
--------------------------------------------------------------------------------
Balance at December 31, 2003      $ 2,302,179      $   822,856       $ 3,125,035
================================================================================

The estimated aggregate amortization of the other intangibles is as follows:

--------------------------------------------------------------------------------
 2004                                                                   $237,182
 2005                                                                    203,873
 2006                                                                    149,702
 2007                                                                    133,332
 2008                                                                     67,759
Thereafter                                                                31,008
--------------------------------------------------------------------------------
Total                                                                   $822,856
================================================================================

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 5. PLEDGED ASSETS, NOTES PAYABLE, AND LONG TERM DEBT

iSt has the following notes payable and long-term debt at December 31, 2003:

------------------------------------------------------------------------------------------------------
Notes Payable
  Unsecured notes payable due to certain stockholders, principal and interest
  (10%) are due at maturity (January 2004 to December 2004). (A)                         $ 1,232,725

  Unsecured note payable due to a stockholder, principal and interest (6%) are due
  at maturity (February 29, 2004). (A)                                                     1,000,000

  Unsecured, note payable due to a financial institution, principal and interest
  (7.25%) due at maturity (March 17, 2004).                                                   73,366

  Note payable due to a financial institution, due in monthly installments of
  $16,557 including interest at the Bank's prime rate plus 2% (6% at December 31,
  2003) through February 15, 2004, when all remaining principal and interest are due. The note is collateralized by substantially all the assets of the Company
  and the personal guarantees of various stockholders. (B)                                   268,675

  Unsecured note payable to an entity resulting from the conversion of accounts
  payable. Principal and interest (5%) are due monthly through March 31, 2004.                69,710

  Unsecured note payable to a certain stockholder carrying a 0% interest rate and
  no maturity date.                                                                          350,000
------------------------------------------------------------------------------------------------------

Total notes payable                                                                      $ 2,994,476
======================================================================================================

------------------------------------------------------------------------------------------------------
Long-Term Debt

  Unsecured, subordinated notes payable due to certain stockholders maturing on
  August 31, 2006 and carries an interest rate of 8% per annum and shall be
  payable in arrears. (D)                                                                 $  700,000

  Note payable due to a stockholder calling for monthly principal and interest payments of $67,000 with a balloon payment for the remaining amount due in full in November 2007. The interest rate is based on the U.S. Bank of Washington prime rate plus 4%. As of December 31, 2003, the rate in effect was 8%. This
  note is secured by all corporate assets. (C)                                             3,107,110

  Unsecured, subordinated convertible note with interest (10%) payable quarterly and principal due at maturity (October 2008). Convertible to 2,000,000 shares of
  common stock. (D)                                                                        1,000,000

  10% convertible debenture, currently due, convertible into Common Stock at $6.06
  per share.                                                                                  30,000

  Three separate lease agreements carrying interest rates ranging from 10.66% to
  14.36% and maturing August 2005 to November 2005 (see Note 10).                            115,270

  Six separate capital leases with both related and unrelated parties that are carrying interest rates ranging from 10.475% to 10.50% and maturing January 2005
  to December 2005 (see Note 10).                                                          1,532,661

------------------------------------------------------------------------------------------------------

Total long term debt                                                                       6,485,041

Less current maturities                                                                   (1,645,494)
------------------------------------------------------------------------------------------------------

Total long term debt less current maturities                                             $ 4,839,547
======================================================================================================

(A) Common stock warrants were issued to a majority of note holders
(see Note 7).

(B) Shares of common stock and common stock warrants were issued to those stockholders guaranteeing this note.

(C) This note contains various financial covenants that are to be reviewed on an annual basis.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


(D) These notes are subordinated to the note reference by (C).

Interest expense to stockholders for the years ended December 31, 2003, and 2002, was approximately $293,000 and $59,000, respectively. Accrued interest to stockholders at December 31, 2003 was approximately $170,000.

The carrying value of fixed rate notes payable and long-term debt approximates its fair value at December 31, 2003, due to the stockholder guarantees and the relatively short-term nature of the borrowings.


The following is a schedule of aggregate maturities required on long-term debt due in future years as of December 31, 2003:

--------------------------------------------------------------------------------
2004                                                                 $ 1,645,494
2005                                                                   1,210,431
2006                                                                   1,367,260
2007                                                                   1,261,856
2008                                                                   1,000,000
--------------------------------------------------------------------------------

Total                                                                $ 6,485,041
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

Net deferred tax asset includes the following components as of December 31, 2003:


                                                                       TOTAL
-------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforward                                 $ 15,187,000
  Valuation allowance                                              (14,318,000)
-------------------------------------------------------------------------------
                                                                  $    869,000
-------------------------------------------------------------------------------

Deferred tax liabilities:
  Monitoring equipment                                                (540,000)
  Intangibles                                                         (329,000)
-------------------------------------------------------------------------------
                                                                  $   (869,000)
-------------------------------------------------------------------------------
Net deferred tax asset                                            $         --
================================================================================

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended December 31, 2003, and 2002 due to the following:

                                                                       2003              2002
-----------------------------------------------------------------------------------------------------
Computed "expected" tax benefit                                     $(2,393,277)      $(1,946,931)
Increase (decrease) in income taxes (benefits) resulting from:
  Benefit from state taxes                                             (422,343)         (343,576)
  Nondeductible expenses                                                482,620           475,507
  Increase in valuation allowance                                     2,333,000         1,815,000
-----------------------------------------------------------------------------------------------------
Total provision for income taxes                                    $        --       $        --
=====================================================================================================


iSt has net operating losses of approximately $38,000,000 to carryforward for future tax purposes that expire from 2010 to 2023. It is reasonably possible the
Section 382 limitations of Internal Revenue Service regulations may limit the amount of net operating loss carryforward. Due to the uncertainty surrounding the timing of the realization of the benefit from the net operating loss carryforward, iSt has recorded a valuation allowance to offset the deferred tax asset.

NOTE 7. STOCK OPTIONS AND WARRANTS

Stock Options

In 2001 iSt issued options to purchase in the aggregate of 5,000,000 shares of common stock at an exercise price 85% of the average daily closing price of common stock for the week prior to when the options were granted to the Chairman of the Board of Directors. As of December 31, 2003, all of these options had vested. The President was also issued options to purchase in the aggregate of 1,000,000 shares of common stock at an exercise price 85% of the average daily closing price of the Company's common stock for the week prior to when the options were granted. As of December 31, 2003, all of these options had vested. Zero and 91,000 options were exercised during the years ended 2003 and 2002.

In November 2001, iSt granted options to purchase in the aggregate of 600,000 shares of common stock at an exercise price 85% of the average daily closing price of the common stock for the week prior to when the options were granted to the Senior Vice President of Technology, Senior Vice President of Sales and Marketing, and Senior Vice President of Projects and Product Development. As of December 31, 2003, all of these options had vested.

In January 2002, iSt granted options to purchase in the aggregate of 150,000 shares of common stock at an exercise price 85% of the average daily closing price of the common stock for the week prior to when the options were granted to the Senior Vice President Corporate Development and General Counsel. As of December 31, 2003, 143,750 of these options had vested.

In June 2001, the shareholders of iSt approved the 2001 Omnibus Equity Incentive Plan. The 2001 Omnibus Equity Incentive Plan provides for the granting of stock options and other equity incentives for up to 1,000,000 shares of the Company's Common Stock to the Company's officers, directors, consultants or advisers who provide services to the Company and key employees at an exercise price 85% of the average daily closing price of the Company's common stock for the week prior to when the options were granted. As of January 1st of each year, commencing with the year 2002, the aggregate number of options that may be awarded under the Plan will automatically increase by a number equal to the lesser of 1% of the total number of Common Shares then outstanding or 200,000. During the years ended 2003 and 2002, grants for 715,000 and 702,500 shares of Common Stock have been made, respectively. 120,000 and 71,250 of those options were made to the Company's directors or executive officers. Options exercised under the Omnibus plan during the years ended December 31, 2003, and 2002, were none and 13,333, respectively. Options forfeited for the same time periods were 182,499 and 50,417, respectively. As of December 31, 2003, 50,416 shares of Common Stock remain available for new option grants under this plan. The options are to vest on a monthly basis over a one month to a 36-month period of time from the date of grant.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


In February 2003, iSt granted options to purchase in the aggregate of 400,000 shares of common stock at an exercise price 85% of the daily closing price of the common stock on the date when the options were granted to the Senior Vice President Corporate Development and General Counsel, Chief Financial Officer, Senior Vice President of Product and Project Development and Senior Vice President of Technology. The options are to vest on a monthly basis over a two year period of time which began February 3, 2003.

In August 2003, iSt granted options to purchase in the aggregate of 500,000 shares of common stock at an exercise price 85% of the daily closing price of the common stock on the date when the options were granted to the Senior Vice President of Sales. The options are to vest on a monthly basis over a two year period of time which began August 4, 2003.

In August 2003, iSt granted options to purchase in the aggregate of 250,000 shares of common stock at an exercise price 85% of the daily closing price of the common stock on the date when the options were granted to the President of Tracking Systems Corporation. The options are to vest on a monthly basis over a two year period of time which began August 28, 2003.

In 2003, 140,825 stock options that had previously been issued to a former stockholder were forfeited. In 2002, 1,333,333 stock options that had previously been issued to an employee were exercised.

A summary of options issued to employees during the years ended December 31, 2003, and 2002, is as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,2003 FOR THE YEAR ENDED DECEMBER 31,2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                            WEIGHTED AVERAGE                   WEIGHTED AVERAGE
OPTIONS                                                        SHARES        EXERCISE PRICE        SHARES        EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                               7,603,575            $ 0.99         8,239,158            $ 0.83

Granted                                                        1,865,000              0.41           852,500              0.77

Exercised                                                              -                 -         1,437,666              0.12

Forfeited                                                        323,324             13.99            50,417              0.91
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                     9,145,251            $ 0.39         7,603,575            $ 0.99
==============================================================================================================================
Exercisable at end of year                                     7,710,997            $ 0.38         6,733,957            $ 0.99
==============================================================================================================================
Weighted-average fair value for options
  granted during the year                                                           $ 0.31                              $ 0.44
==============================================================================================================================

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


A further summary about options outstanding at December 31, 2003, is as follows:

                                         OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------------------
                              NUMBER     WEIGHTED AVERAGE  WEIGHTED AVERAGE    NUMBER     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   OUTSTANDING    REMAINING LIFE    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------
$0.01 to 0.25                   71,250      2 years                   $0.23      38,385              $0.23

$0.26 to 0.50                7,595,667      2 years                    0.31   6,324,834               0.29

$0.51 to 0.75                  271,667      2 years                    0.60     207,500               0.60

$0.76 to 1.00                1,096,667      2 years                    0.80   1,054,861               0.80

$1.01 to 1.50                  110,000      2 years                    1.35      85,417               1.35
-----------------------------------------------------------------------------------------------------------
Totals                       9,145,251                                        7,710,997
===========================================================================================================


In addition iSt issued options in 1999 to a consultant to purchase 200,000 shares of common stock. 50,000 of the options vested on July 8, 1999, another 50,000 options vested on January 11, 2000 and the remaining 100,000 options vested on February 8, 2000. All of the 200,000 options are exercisable for a three-year period from the date of vesting. The exercise price is $0.88/share. iSt accounts for the fair value of the options in accordance with SFAS No. 123. None of these options were exercised in 2003 or 2002 and all expired in 2003.

Common Stock Warrants

iSt issues warrants to stockholders and non-employees in connection with various services these individuals provide iSt. iSt accounts for the fair value of the warrants in accordance with SFAS No. 123. Compensation expense that has been charged to income for these warrants was approximately $1,012,000 and $590,000 for the years ended December 31, 2003, and 2002, respectively.


The fair value of each warrant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for warrants in 2003 and 2002: dividend rate of 0%; price volatility of 94.99% and 56.82%; risk-free interest rate of 5%; and expected lives of three years.

A summary of the status of all the warrants issued at December 31, 2003, and 2002 and changes during the years ended on those dates is as follows:



                                                           FOR THE YEAR ENDED DECEMBER 31,2003 FOR THE YEAR ENDED DECEMBER 31,2002
----------------------------------------------------------------------------------------------------------------------------------
                                                                              WEIGHTED AVERAGE                    WEIGHTED AVERAGE
WARRANTS                                                       SHARES          EXERCISE PRICE       SHARES         EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                               1,858,324             $0.63         1,058,154              $0.44

Granted                                                        2,943,576              0.47         1,169,244               0.69

Exercised                                                       (541,872)             0.34          (369,074)              0.24

Forfeited                                                        (50,912)             0.24                 -                  -
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                     4,209,116              0.56         1,858,324               0.63
==================================================================================================================================
Exercisable at end of year                                     4,209,116             $0.56         1,858,324              $0.63
==================================================================================================================================
Weighted-average fair value of
  warrants granted during the year                                                   $0.34                                $0.46
==================================================================================================================================

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

A further summary about warrants outstanding at December 31, 2003, is as follows:


                                             NUMBER OUTSTANDING       WEIGHTED AVERAGE        WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                       AND EXERCISABLE         REMAINING LIFE          EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------
$0.26 to 0.50                                      1,986,739             2.75 years               $0.42
$0.51 to 0.75                                      1,897,878             2.00 years                0.61
$0.76 to 1.65                                        324,499             1.50 years                1.20
-------------------------------------------------------------------------------------------------------------------
Total                                              4,209,116
===================================================================================================================


NOTE 8. CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 1,000,000 shares of Preferred Stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore. The Board also has the authority to determine the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights without approval by the holders of Common Stock. Although it is not possible to state the effect that any issuance of Preferred Stock might have on the rights of holders of Common Stock, the issuance of Preferred Stock may have one or more of the following effects: (i) to restrict Common Stock dividends if Preferred Stock dividends have not been paid; (ii) to dilute the voting power and equity interest of holders of Common Stock to the extent that any Preferred Stock series has voting rights or is convertible into Common Stock; or (iii) to prevent current holders of Common Stock from participating in the Company's assets upon liquidation until any liquidation preferences granted to holders of Preferred Stock are satisfied. In addition, the issuance of Preferred Stock may, under certain circumstances, have the effect of discouraging a change in control of the Company by, for example, granting voting rights to holders of Preferred Stock that require approval by the separate vote of the holders of Preferred Stock for any amendment to the Certificate of Incorporation or any reorganization, consolidation, merger or other similar transaction involving the Company. As a result, the issuance of such Preferred Stock may discourage bids for the Company's Common Stock at a premium over the market price therefore, and could have a materially adverse effect on the market value of the Common Stock.

The Board of Directors has designated 10,000 shares of the Company's Preferred Stock as "Series A Convertible Preferred Stock" (Series A Stock). Each share of Series A Stock is convertible into 1,000 shares of Common Stock, subject to adjustment for stock splits and similar events. The Series A Stock has a liquidation preference of $1,000 per share (the "Stated Value") and a dividend preference equal to 9.5% per annum of the Stated Value. Dividends are payable at the option of the Board of Directors, in cash or in additional shares of Series A Stock (valued at $1,000 per share). Holders of Series A Stock have no voting rights except with respect to any action which (i) alters or changes the rights, preferences or privileges of the Series A Stock materially and adversely, (ii) increases the authorized number of shares of Series A Stock, (iii) creates any new class of shares having preference over or being on a parity with the Series A Stock or (iv) involves sales by the Company of a substantial portion of its assets, any merger of the Company with another entity, or any amendment of the Company's certificate of incorporation. The Company may redeem all or any part of the Series A Stock at any time or from time to time. The base redemption price is calculated as follows:

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

REDEMPTION DATE                                                           BASE REDEMPTION PRICE
----------------------------------------------------------------------------------------------------------
If prior to September 30, 2002                                            103% of Stated Value
If on or after September 30, 2002, but before September 30, 2003          102% of Stated Value
If on or after September 30, 2003, but before September 30, 2004          101% of Stated Value
After September 30, 2004                                                  100% of Stated Value
----------------------------------------------------------------------------------------------------------


Holders of Series A Stock have been granted certain registration rights. The Series A Stock is subject to mandatory conversion after September 30, 2004, at the election of the Board of Directors.

310 shares of Series A Stock were issued in December 2002 to one company that converted them into common shares. An additional 800 shares were converted to common shares by Total Tech, LLC, during 2002. In 2003, 605 shares of Series A Stock was issued to various individuals and companies that converted them into common shares.

Series A Stockholders have received payment-in-kind dividends of $642,808 and cash dividends of $190,000 during the year ended December 31, 2003, and payment-in-kind dividends of $672,872 during the year ended December 31, 2002.

Series B Convertible Preferred Stock

The Board of Directors approved iSt's proposed private placement offering of 3,500 shares of Series B Convertible Preferred Stock (Series B Stock, $0.01 par value) as described in the Offering Memorandum dated December 1, 2002. The price per Share is $1,000 and will be paid in cash by each subscriber at the time of subscription. Each share of Series B Stock being offered is convertible to 1,667 shares of Common Stock. Each share so converted would be priced at $0.60.

In 2002, 150 shares of Series B Stock were issued valued at $145,000, net of offering costs of $5,000. During the year ended 2003, an additional 150 shares of Series B Stock have been issued valued at $150,000.

The holders of Series B Stock will be entitled to receive cumulative, fixed-rate dividends per annum at the following rates:

        10.0% months    1 - 6

        11.0% months    7 - 12

        12.0% months   13 - 24

        13.0% months   25 - 60

Dividends are payable quarterly and shall be payable in cash or in additional shares of Series B Stock at the sole discretion of the Board of Directors. If dividends are paid in Stock, each share shall be valued for this purpose at an amount equal to the Original Purchase Price.

In the event of any liquidation or winding up of the Company, the holders of Series B Stock will be entitled to receive in preference to the holders of Common an amount equal to the Original Purchase Price plus any dividends cumulated but not paid. A consolidation or merger of the Company, in which the Company does not survive, or a sale of all or substantially all of its assets shall be deemed to be a liquidation or winding up for purposes of the liquidation preference.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


At any time, and from time to time prior to the Mandatory Conversion date, the Company may call and/or retire in part or all preferred shares outstanding. If Series B Stock is called prior to the Mandatory Conversion date, the following premium would apply:

        Prior to October 31, 2003 - 115%

        Prior to October 31, 2004 - 110%

        Prior to October 31, 2005 - 105%


At any time, and from time to time, after October 31, 2005, all or any part of the Series B Stock may be converted into Common Stock at the then applicable common stock equivalents, at the option of the Company. The common stock equivalents, will be subject to adjustment to reflect any subdivisions or combinations of Common Stock. The Series B Stock shall not be redeemable by the holder. The holders of Series B Stock shall have no voting rights, except as indicated herein.

Consent of the holders of at least a two-thirds majority of Series B Stock will be required for any action which (i) alters or changes the rights, preferences or privileges materially and adversely, (ii) increases the authorized number of shares of Series B Stock, (iii) creates any new class of shares having preference over or being on a parity with the Series B Stock, or (iv) involves sale by the Company of a substantial portion of its assets, any merger of the Company with another entity, or any amendment of the Company's certificate of incorporation.

If the Company at any time grants, issues or sells any options, warrants, convertible securities or rights to purchase stock pro rata to the record holders of Common, the holders of Series B Stock shall be granted the same rights on an as-converted basis.

No Series B Stock dividends were issued in 2003 or 2002.

NOTE 9. GOING CONCERN AND SUBSEQUENT EVENT

The accompanying financial statements of iSt have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of iSt to continue as a going concern. As shown in the statements of operations, iSt has not yet achieved profitable operations. As of February 29, 2004, iSt has insufficient working capital to execute its business plan. These items raise substantial doubt about the ability of the iSt to continue as a going concern. Management plans to continue financing operations and development of the company's technology through the plan described herein.


Management plans to continue financing development of the technology and operations through external and related-party financing. On March 3, 2004, iSt received a private placement commitment of $5,000,000 in equity financing from a private investor group to continue to fund the operations and production of tracking devices and related services. As of March 29, 2004, this funding had not been received by the Company and there is no certainty that it will be received.

iSt entered into a Common Stock Purchase Agreement on March 7, 2003, as amended and restated on April 14, 2003, with Fusion Capital Fund II, LLC (Fusion), a Chicago based institutional investor. Under the agreement, Fusion was to buy up to $12.0 million of Common Stock over a period of up to 40 months, subject to iSt's right to extend the agreement for six months. iSt had the right to control the timing and amount of stock sold to Fusion with the purchase price based upon the market price of the Company's Common Stock at the time of sale without any discount. On March 3, 2004, iSt elected to terminate its Common Stock Purchase Agreement with Fusion.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Management has hired additional sales and sales support staff to help expand iSt's sales opportunities within the United States. The addition of sales personnel has facilitated the increase of sales on an accelerated basis.

iSt's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, meet its product development goals, secure new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that may result from these uncertainties.

NOTE 10. LEASE OBLIGATIONS

In 2003, the Company entered into six sale-leaseback agreements of which five were with stockholders of the Company. The Company recorded a deferred gain on sale-leaseback transactions and is amortizing the gain into income over the life of the related leases. The Company has other capital lease obligations.


The depreciated cost of monitoring equipment under capital leases are as follows:

                                                      2003              2002
--------------------------------------------------------------------------------
Equipment                                          $ 1,945,120       $        --

Less accumualted depreciation                         (287,506)               --
--------------------------------------------------------------------------------
Total                                              $ 1,657,614       $        --
================================================================================

The capital leases expire from January 2005 to December 2005. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates from 10.475% to 14.36%. The Company also has noncancelable operating leases, which expires November 2005 and March 2009, and require monthly rental payments of $5,775 and $9,893, respectively. Future minimum lease payments, by year and in aggregate, under the capital leases and noncancelable operating lease, with initial terms of one year or more, are due as follows:

                                                                   CAPITAL LEASES                OPERATING
                                                         RELATED PARTY          OTHER              LEASES
--------------------------------------------------------------------------------------------------------------
2004                                                      $   895,762        $   228,796        $   188,016

2005                                                          592,074            100,195            185,229

2006                                                               --                 --            124,704

2007                                                               --                 --            127,848

2008                                                               --                 --            131,064
--------------------------------------------------------------------------------------------------------------
Total approximate minimum lease payments                  $ 1,487,836        $   328,991        $   756,861

Less the amount representing interest                        (129,066)           (39,830)                --
--------------------------------------------------------------------------------------------------------------
Approximate present value of minimum lease payments       $ 1,358,770        $   289,161        $   756,861
==============================================================================================================

Rent expense related to the above operating leases was $63,126 and $66,023 for the years ended December 31, 2003, and 2002, respectively.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 11. COMMON AND PREFERRED SHARES ISSUED FOR CASH

A summary of common and preferred stock issued for cash is as follows:

--------------------------------------------------------------------------------------------------------------------------------
                              PREFERRED A                            PREFERRED B                            COMMON
--------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED
DECEMBER 31, 2002     PER SHARE           TOTAL            PER SHARE             TOTAL          PER SHARE             TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Gross Proceeds      $       1,000      $   310,000       $       1,000         $ 150,000      $0.3325-$1.50      $   3,143,944

Offering costs                                  --                                (5,000)                             (159,625)
----------------------------------------------------------------------------------------------------------------------------------
Net proceeds                           $   310,000                             $ 145,000                         $   2,984,319
==================================================================================================================================

--------------------------------------------------------------------------------------------------------------------------------
                              PREFERRED A                            PREFERRED B                            COMMON
--------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED
DECEMBER 31, 2003      PER SHARE         TOTAL              PER SHARE            TOTAL          PER SHARE             TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Gross Proceeds      $       1,000     $    416,000       $       1,000         $ 150,000      $0.30 - $0.35      $   1,515,990
--------------------------------------------------------------------------------------------------------------------------------
Offering costs                                  --                                    --                               (25,000)
--------------------------------------------------------------------------------------------------------------------------------
Net proceeds                          $    416,000                             $ 150,000                         $    1,490,990
--------------------------------------------------------------------------------------------------------------------------------


NOTE 12. LEGAL PROCEEDINGS

The Company is subject to pending or threatened lawsuits that are ordinary to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits. The Company is also subject to a variety of federal and state laws and regulations, especially those relating to electronic devices and wireless communications.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ISecureTrac Corp.

                                          By: /s/ Thomas E. Wharton Jr.
                                              ----------------------------------
                                              Thomas E. Wharton Jr.
                                              Chief Executive Officer


                                              Dated: March 26, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                   TITLE                                   DATE
            ---------                                   -----                                   ----
                                         Chairman of the Board of Directors,                  26-Mar-04
        /s/ Roger J. Kanne                             Director
-----------------------------------
          Roger J. Kanne


     /s/ Thomas E. Wharton Jr.           Director and Chief Executive Officer                 26-Mar-04
-----------------------------------
      Thomas E. Wharton Jr.

        /s/ James E. Stark                      Director and President                        26-Mar-04
-----------------------------------
          James E. Stark


       /s/ Robert E. Badding                           Director                               26-Mar-04
-----------------------------------
        Robert E. Badding


       /s/ Martin J. Halbur                            Director                               26-Mar-04
-----------------------------------
         Martin J. Halbur


     /s/ Ronald W. Muhlbauer                           Director                               26-Mar-04
-----------------------------------
       Ronald W. Muhlbauer


          /s/ Ravi Nath                                Director                               26-Mar-04
-----------------------------------
            Ravi Nath