Form 10QSB
period 2004-03-31
ISECURETRAC CORP
filed 2004-05-14
CIK 1088120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549-1004


                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                                 YES [X] NO [ ]

      The number of issuer's shares outstanding as of April 30, 2004, was 55,203,674.

Transitional Small Business Disclosure Form (Check One): YES  [  ]  NO  [X]


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    ISECURETRAC CORP. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET

                                                                                (Unaudited)
                                                                               March 31, 2004  December 31, 2003
                                                                                ------------    ------------
ASSETS
Current Assets
    Cash                                                                        $    110,133    $    125,399
    Accounts receivable, net of allowance for doubtful accounts of
      $15,600 in 2004 and $12,000 in 2003                                            628,610         602,367
    Inventories                                                                      149,123         144,151
    Prepaid expenses and other                                                        92,005          95,032
                                                                                ------------    ------------
        Total current assets                                                         979,871         966,949
                                                                                ------------    ------------
Leasehold Improvements and Equipment, net                                            293,777         359,453
Monitoring Equipment, net of accumulated depreciation of $529,487
    in 2004 and $470,331 in 2003                                                   2,545,013       4,078,419
Product Development Costs, net of accumulated amortization of $659,743
    in 2004 and $577,246 in 2003                                                     330,218         367,338
Intangibles, subject to amortization                                                 461,262         822,856
Goodwill                                                                           2,302,179       2,302,179
Other Assets                                                                          29,110          32,488
                                                                                ------------    ------------
        Total assets                                                            $  6,941,430    $  8,929,682
                                                                                ------------    ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Notes payable                                                               $  2,625,582    $  2,994,476
    Current maturities of long-term debt                                           1,516,871       1,645,494
    Accounts payable and accrued expenses                                          1,247,571       1,319,884
    Deferred gain on sale-leaseback transaction                                      662,821         677,125
    Accrued interest payable                                                         209,951         195,587
    Preferred dividends payable                                                      439,826         218,513
                                                                                ------------    ------------
        Total current liabilities                                                  6,702,622       7,051,079
                                                                                ------------    ------------
Long-term debt, less current maturities                                            4,728,813       4,839,547
                                                                                ------------    ------------
Stockholders'  Deficit
    Series A convertible preferred stock                                           9,125,470       9,125,470
    Series B convertible preferred stock; 2004, $43,500 dividends in arrears;
        2003, $10,000 dividends in arrears                                           295,000         295,000
    Common stock                                                                      55,191          48,904
    Additional paid-in capital                                                    32,366,028      28,524,733
    Unearned consulting expense                                                           --        (357,000)
    Accumulated deficit                                                          (46,331,693)    (40,598,051)
                                                                                ------------    ------------
        Total stockholders'  deficit                                              (4,490,004)     (2,960,944)
                                                                                ------------    ------------
        Total liabilities and stockholders' deficit                             $  6,941,430    $  8,929,682
                                                                                ------------    ------------

            See Notes to Condensed Consolidated Financial Statements.


                               iSECUREtrac Corp. and SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                          (UNAUDITED)

                                                       2004             2003
                                                   ------------    ------------
REVENUES:
     Equipment                                     $     16,506    $     29,268
     Leasing                                            277,456          15,039
     Hosting                                            505,003          21,355
     Gain on sale-leaseback transactions                106,328              --
     Service                                             18,731           2,057
                                                   ------------    ------------
        Total revenues                                  924,024          67,719
                                                   ------------    ------------
OPERATING EXPENSES:
     Cost of revenues                                 1,954,530         126,556
     Research and development                           174,964         180,487
     Sales, general and administrative                2,384,680       1,034,139
                                                   ------------    ------------
        Total operating expenses                      4,514,174       1,341,182
                                                   ------------    ------------
     Operating loss                                  (3,590,150)     (1,273,463)
                                                   ------------    ------------
OTHER INCOME (EXPENSE):
     Interest income                                          8             109
     Interest expense                                  (199,497)        (65,265)
     Financing fees                                  (1,722,691)             --
                                                   ------------    ------------
     Total other income (expense)                    (1,922,179)        (65,156)
                                                   ------------    ------------
     Loss before provision for income taxes          (5,512,329)     (1,338,619)
     Provision for income taxes                              --              --
                                                   ------------    ------------
NET LOSS                                           $ (5,512,329)   $ (1,338,619)
                                                   ------------    ------------
Preferred dividends                                    (221,313)       (203,463)
                                                   ------------    ------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS          $ (5,733,642)   $ (1,542,082)
                                                   ------------    ------------
BASIC AND DILUTED LOSS PER COMMON SHARE            $      (0.11)   $      (0.04)
                                                   ------------    ------------
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING  52,685,898      35,973,163
                                                   ------------    ------------

            See Notes to Condensed Consolidated Financial Statements.


                               ISECURETRAC CORP. AND SUBSIDIARIES
                               STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                          (UNAUDITED)

                         SERIES A           SERIES B
                        CONVERTIBLE        CONVERTIBLE
                      PREFERRED STOCK    PREFERRED STOCK     COMMON STOCK     ADDITIONAL    UNEARNED
                    ----------------    ---------------      ------------     PAID-IN      CONSULTING  ACCUMULATED
                    SHARES     AMOUNT  SHARES     AMOUNT   SHARES     AMOUNT  CAPITAL        EXPENSE      DEFICIT       TOTAL
                    ---------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 2003  9,126  $ 9,125,470  300  $ 295,000  48,904,299  $ 48,904  $ 28,524,733  $(357,000)  $(40,598,051) $ (2,960,944)
Shares issued
 for cash, net
 of offering costs     --           --   --         --   6,214,893     6,215     2,055,109         --             --     2,061,323
Shares issued for
 director's fees
 and services          --           --   --         --      71,879        72        32,261         --             --        32,333
Amortization of
 unearned
 consulting expense    --           --   --         --          --        --            --    357,000             --       357,000
Paid-in capital
 for cost of
 options issued       --           --   --         --          --        --        52,834         --             --        52,834
Warrants issued
 for stockholder
 loans and
 consulting services   --           --   --         --          --        --     1,701,090         --             --     1,701,090
Series A preferred
 stock dividends       --           --   --         --          --        --            --         --       (221,313)     (221,313)
Net loss               --           --   --         --          --        --            --         --     (5,512,329)   (5,512,329)
                    ---------------------------------------------------------------------------------------------------------------
Balance,
 March 31, 2004     9,126  $ 9,125,470  300  $ 295,000  55,191,071  $ 55,191  $ 32,366,028  $      --   $(46,331,693) $ (4,490,004)
                    ---------------------------------------------------------------------------------------------------------------

                                     See Notes to Condensed Consolidated Financial Statements.



                        ISECURETRAC CORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                             2004           2003
                                                                          -----------    -----------

Cash flow from operating activities:
    Net loss                                                              $(5,512,329)   $(1,338,619)
    Depreciation and amortization                                             554,310        114,958
    Impairment charge of monitoring equipment                               1,341,251             --
    Impairment charge of intangibles subject to amortization                  302,298             --
    Other                                                                   2,040,245        345,401
                                                                          -----------    -----------
       Net cash used in operating activities                               (1,274,225)      (878,260)
                                                                          -----------    -----------
Net cash used in investing activities                                        (194,185)        (5,600)
                                                                          -----------    -----------
Cash flows from financing activities:
    Increase (decrease) in notes payable                                     (368,894)       622,000
    Net proceeds from issuance of common stock                              2,061,396        428,155
    Other                                                                    (239,358)      (172,236)
                                                                          -----------    -----------
       Net cash provided by financing activities                            1,453,144        877,919
                                                                          -----------    -----------
       Decrease in cash                                                       (15,266)        (5,941)
Cash, beginning of period                                                     125,399         47,374
                                                                          -----------    -----------
Cash, end of period                                                       $   110,133    $    41,433
                                                                          -----------    -----------
Supplemental Disclosures of Cash Flow Information:
    Cash payments for:
       Interest                                                           $   185,133    $    35,323
       Income Taxes                                                                --             --
Supplemental Disclosures of Noncash Investing and Financing Activities:
    Issuance of stock in payment of accounts and notes payable            $        --    $    10,000
    Issuance of preferred stock in payment of preferred stock dividends            --        203,121
    Preferred stock dividends declared but not paid                           221,313        203,463
    Equipment acquired through capital lease obligation                            --        120,000
    Accounts payable converted to notes payable                                    --         92,710


             See Notes to Condensed Consolidated Financial Statements.

                        ISECURETRAC CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  GENERAL

The condensed consolidated balance sheet of iSECUREtrac Corp ("iSt" or "we", "us", or "our") at December 31, 2003, has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three months ended March 31, 2004, and for the three months ended March 31, 2003, are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.


The accompanying financial statements of iSECUREtrac Corp have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of iSt to continue as a going concern. As shown in the statements of operations, iSt has not yet achieved profitable operations. As of March 31, 2004, iSt has insufficient working capital to execute its business plan. These items raise substantial doubt about the ability of iSt to continue as a going concern. Management plans to continue financing operations and development of our technology through the plan described herein.

NOTE 2.  COMMON STOCK OPTIONS AND WARRANTS

During the quarter ended March 31, 2004, we granted options to purchase 2,947,750 shares of common stock to fifteen employees and one outside consultant pursuant to their stock option agreements. The exercise prices are at 85% of fair value of iST's common stock and vest ratably over one month to two years. We had 685,109 options forfeited and 157,495 options exercised during the quarter ended March 31, 2004.


iSECUREtrac Corp., at March 31, 2004, had 11,250,397 outstanding stock options, 9,403,561 outstanding warrants, 9,125,470 shares issuable upon the conversion of Series A Convertible Preferred Stock, 500,100 shares issuable upon the conversion of Series B Convertible Preferred Stock, 2,000,000 shares issuable upon conversion of a Subordinated Convertible Note and 4,950 shares issuable upon conversion of a convertible subordinated debenture, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

NOTE 3.  STOCK-BASED COMPENSATION

Stock-based compensation: As of March 31, 2004, iSt had various stock-based compensation plans. iSt accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which measures compensation as the difference between the fair value of the stock at the date of award and the amount required to be paid for the stock. Stock-based compensation of $52,834 and $36,077 has been reflected in net loss for the three months ending March 31, 2004, and 2003, respectively. The following table illustrates the effect on net loss for the three months ending March 31, 2004, and 2003, as if iSt had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                         THREE MONTHS ENDED MARCH 31,
                                        2004                 2003
                                    ------------         ------------
Net loss, as reported               $ (5,512,329)        $ (1,338,619)
Add: Stock-based employee
 compensation expense
 included in reported net loss            52,834               36,077
Deduct: Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards            (712,077)             (84,803)
                                    ------------         ------------
Pro forma net loss                  $ (6,171,571)        $ (1,387,345)
                                    ------------         ------------
Basic and diluted loss per share:
     As reported                         $ (0.11)             $ (0.04)
                                    ------------         ------------
     Pro forma                           $ (0.12)             $ (0.04)
                                    ------------         ------------

In determining the pro forma amounts above during 2004 and 2003, the value of each grant is estimated at the grant date using the fair value method prescribed in SFAS No. 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3.5 years and; expected price volatility of 89.85% and 80.93%.

The fair value of stock options and warrants issued to non-employees is being accounted for using SFAS No. 123. Related compensation expense is charged to income when incurred.

Warrants and common stock issued in consideration for notes payable and debt guarantee fees is expensed in the period incurred due to the short term nature of the related notes.

NOTE 4.  MANAGEMENT PLANS

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

To date, the Company has generated limited revenue from operations and has accumulated significant losses. Consequently, it has had difficulty in obtaining funding from commercial lenders, resulting in the need to obtain funding from private sources. Management plans to continue financing development of the technology and operations through external and related party financing. On March 3, 2004, iSt received a private placement commitment of $5,000,000 in equity financing from a private investor group to continue to fund the operations and production of tracking devices and related services. As of May 13, 2004, this funding had not been received by the Company and there is substantial doubt that it will be received.

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

NOTE 5.  MONITORING EQUIPMENT

Monitoring equipment, including leased equipment, is carried at cost and is being depreciated by the straight line method over useful lives of up to 5 years. Depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets. As of March 31, 2004 and December 31, 2003, leased equipment totaled $1,744,895 and $1,551,809, respectively. Accumulated depreciation on iSt's leased equipment as of March 31, 2004 and December 31, 2003 totaled $469,374 and $260,171, respectively.

NOTE 6.  GOODWILL AND INTANGIBLES, SUBJECT TO AMORTIZATION

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets. Goodwill is not amortized, but is tested for impairment on an annual basis. The Company has determined that there is no impairment of goodwill as of December 31, 2003.

Intangible assets are those that can be separately identified and assigned a value. Intangible assets consist of customer monitoring contracts. The Company is amortizing the intangible assets based on the revenue stream of the existing contracts. For the three months ending March 31, 2004 and 2003, amortization expense was $361,594 and none, respectively. The composition of goodwill and intangible assets at March 31, 2004, is as follows:

                                    GOODWILL    OTHER INTANGIBLES      TOTAL
--------------------------------------------------------------------------------
Balance at December 31, 2003      $ 2,302,179      $ 822,856       $ 3,125,035

   Amortization                             -       (361,594)         (361,594)
--------------------------------------------------------------------------------
Balance at March 31, 2004         $ 2,302,179      $ 461,262       $ 2,763,441
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Discussions of certain matters contained in this Quarterly Report on Form 10-QSB may contain statements that plan for or anticipate the future. Forward-looking statements include statements about the future of our products and the industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-QSB, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. Description of Business" contained in iSt's Form 10-KSB filed with the SEC March 30, 2004.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to iSt's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

iSt is an emerging technology company that has developed a Global Positioning Satellite (GPS) based tracking and monitoring system for criminal offenders on parole, probation or pre-trial release, consisting of a PTU and a web-based automated monitoring system. Direct sales of the Company's Series 2100 PTUs and tracNET24 services began in December 2002 and revenues from such sales have increased throughout 2003 and 2004. 2003 marked the first full year of iSt's reporting as an operating company. Previously, it had reported as a development stage company.

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

EQUIPMENT REVENUE

Equipment Revenue is derived from the sale of product. For the three months ended March 31, 2004, equipment revenues were $16,506 compared to $29,268 during the same period in 2003. The reason for the decrease is the reduction in units sold during 2004, compared to the same period of 2003. This reduction is attributable to the shift in the company's business model from selling to leasing of its product.

LEASING REVENUE

Leasing Revenue is derived from the leasing of monitoring equipment. For the three month period ended March 31, 2004, leasing revenues were $277,456 compared to $15,039 for the same period in 2003. $191,800 of this increase is attributable to the acquisition of TSC with the balance due to an increase in units under lease.

HOSTING REVENUE

Hosting Revenue is derived from the fees charged to customers for the use of ASP and monitoring center services. For the three months ended March 31, 2004, hosting revenues were $505,003 compared to $21,355 during the same period in 2003. $397,895 of this increase is attributable to the acquisition of TSC with the balance due to the increased deployment of PTUs.

GAIN ON SALE-LEASEBACK TRANSACTIONS

The Gain on Sale-leaseback Transactions consists of amortization of the deferred gain that is recorded upon delivery of units in conjunction with the sale-leaseback transactions the Company entered into. For the three months ended March 31, 2004, the gain on sale-leaseback transactions was $106,328 compared to none during the same period in 2003. There were no sale-leaseback agreements in place until 2003.

SERVICE REVENUE

For 2004, Service Revenue consisted of sales of non-core product that included various ancillary computer equipment and the maintenance associated with such equipment. For the three months ended March 31, 2004, Service Revenue was $18,731 compared to $2,057 for the comparable period of 2003.

COST OF REVENUES

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. A portion of the cost of revenues consists of the amortization of product development costs, which began in March 2002. This amortization amounted to $78,715 for the three months ended March 31, 2004 and 2003 respectively. For the three months ending March 31, 2004, Cost of Revenues was $1,954,530, compared to $126,556 during the same period in 2003. $1,358,180 of this increase is attributable to the write down to market value of certain host monitoring equipment pursuant to the company's strategy of moving to the tracNET24 platform for all electronic monitoring. Other contributing factors include the overall increase in deployment of PTUs and the increased product development cost amortization.

RESEARCH AND DEVELOPMENT

Research and Development expenses are the direct costs associated with iSt's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for iSt's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $174,964 for the three months ended March 31, 2004, compared to $180,487 for the same period in 2003. This decrease in research and development expenses was the result of the shift from development to operations.

SALES, GENERAL AND ADMINISTRATIVE

Sales,  General  and  Administrative   (SG&A)  expenses  are  all  the  expenses
associated with the operations and marketing of the Company, outside of the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel, fixed telephone expenses, office leases and supplies, marketing, advertising in magazines and periodicals, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three months ended March 31, 2004, SG&A expenses increased to $2,384,680 from $1,034,139 in the comparable period of 2003. $994,345 of this increase was due to the acquisition of TSC and the write down of $302,298 of certain monitoring contracts, with the balance primarily attributable to the amortization of unearned consulting fees and increases in salaries and wages due to addition of sales personnel.

OPERATING LOSS

For the three months ended March 31, 2004, operating loss was $3,590,150, compared to $1,273,463 for the same period in 2003. The increase is primarily attributable to increases in Cost of Revenues and SG&A expenses as described above.

INTEREST EXPENSE

For the three months ended March 31, 2004, interest expense totaled $199,497, compared to interest expense of $65,265 in the comparable period of 2003. This increase was due to higher borrowings by the Company in 2004.

FINANCING FEES

For the three months ended March 31, 2004, financing fees expense was $1,722,691, compared to none for the comparable period of 2003. This increase is primarily due to stock warrants issued to various stockholders and other individuals' financial investments.

NET LOSS

For the three months ended March 31, 2004, the Company had a net loss of $5,512,329, compared to a net loss of $1,338,619 in the comparable period of 2003, for the reasons described above.

PREFERRED DIVIDENDS

For the three months ended March 31, 2004, preferred dividends totaled $221,313, as compared to $203,463 for the comparable period of 2003. This change was due to more outstanding Series A Convertible Preferred Stock during 2004.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

For the three months ended March 31, 2004, there was a net loss available to common stockholders of $5,733,642 compared to $1,542,082 in 2003. The reasons for these changes are described above.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2004, the Company used $1,274,225 of cash in operating activities, another $194,185 in investing activities, and generated $1,453,144 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the three months ended March 31, 2004 of $15,266. For the same period of 2003, the Company used $878,260 of cash in operating activities and $5,600 in investing activities. $877,919 of cash was generated from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash of $5,941.

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

The Company is in the process of completing one other sale-leaseback transaction with a related party (consisting of various stockholders) involving 235 Series 2200 PTUs. As of March 31, 2004, iSt had received funding from this related party totaling $375,000. The Company has sold and leased back 166 of the 235 units under this lease agreement. This transaction has generated a gain of approximately $140,000 that is being amortized into income over the term of the lease (24 months).

Other sale-leaseback opportunities are being pursued with various third party leasing companies. Lease funding of PTUs units can be an ongoing source of funding to meet cash requirements.

Management plans to continue financing development of the technology and operations through external and related party financing. On March 3, 2004, iSt has received a private placement commitment of $5,000,000 in equity financing from a private investor group to continue to fund the operations and production of tracking devices and related services. As of May 13, 2004, this funding had not been received by the Company and there is substantial doubt that it will be received.

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

As of May 13, 2004, the following additional borrowing facilities were in place:

A note payable from U.S. Bank N.A. of Omaha, Nebraska. This note calls for monthly payments of $16,557, including interest, through March 15, 2005, when all remaining principal and interest are due. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus 1%. As of March 31, 2004, the Index Rate was 4% and the outstanding loan balance was $252,118. This loan is secured by a security interest in the Company's tangible and intangible assets and the personal guarantees of various stockholders.

An unsecured note payable from Merrill Corporation resulting from the conversion of accounts payable. This short-term note carries an interest rate of 5% and matured on March 31, 2004. As of May 14, 2004, the outstanding loan balance was $57,210.

A $73,366 note payable from Nebraska State Bank of Omaha. This short-term note matured on March 17, 2004, carried an interest rate of 7.25% which was due at maturity, and is still outstanding. We are currently negotiating with this bank to renew and extend this note payable.

A $3,452,239 note payable from Westburg Media Capital, LP. This long-term note calls for monthly payments including interest of $67,000 with a balloon payment for the remaining amount due in full in November 2007. The interest rate is based on the U.S. Bank of Washington prime rate plus 4%. As of March 31, 2004, the rate in effect was 8% and the outstanding loan balance was $3,038,030. This note payable is secured by all corporate assets.

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

A 10%, convertible debenture, currently due, convertible into Common Stock at $6.06 per share. iSt currently owes $30,000 on this debenture.

Six capital leases with related and unrelated parties carrying interest rates ranging from 10.475% to 10.50% and maturing in January 2005 to December 2005. As of March 31, 2004, the aggregate balance on these capital leases totaled $1,381,674.

The majority of the remaining $2,240,388 in notes payable consists of amounts owed to individuals, primarily directors of iSt, which mature within one year and carry interest rates of 5% to 10%.

As of March 31, 2004, the Company lacked sufficient operating capital to fund its ongoing development and operations and did not have commitments other than the following for either debt or share purchases to meet its planned 2004 operating capital requirements. On March 3, 2004, iSt received a private placement commitment of $5,000,000 in equity financing from a private investor group to continue to fund the operations and production of tracking devices and related services. Based on revenue forecasts and expense budgets, management expects the proceeds from this financing to fund operating requirements until the Company achieves breakeven from operations by 2005. As of May 13, 2004, this funding had not been received by the Company and there is substantial doubt that it will be received.

ITEM 3.  DISCOLSURE CONTROLS AND PROCEDURES

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

iST claims exemption under the Securities Act of 1933 Section 4(2) for the following equity transactions which took place in the first quarter of 2004.

1. Board members were compensated in total with 9,524 shares of stock valued at $4,000 for attending (1) first quarter board meeting. The 9,524 shares are comprised of four board members receiving 2,381 shares each on February 25, 2004. Ken Macke, retired Chairman and CEO of Dayton Hudson Corp., was also compensated for being an Advisor to the Board of Directors. He received 19,841 shares on February 25th valued at $8,333 for attending (1) first quarter board meeting.

2. On January 15th and January 23, 2004, we issued 30,014 and 12,500 shares of common stock respectively with a total value of $20,000 to an individual for services per his consulting agreement.

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

(B)   Reports on Form 8-K

On February 19, 2004, iSECUREtrac filed a report on Form 8-K under Item 5. "Other Events" announcing a change of management with the resignation of Mr. Michael P. May as Chairman and Chief Executive Officer. Mr. May's resignation was for personal reasons. The Board of Directors of the corporation appointed Mr. Thomas E. Wharton, Jr., a current director, as interim Chief Executive Officer.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 iSECUREtrac Corp.

                                                 By:  /s/ Thomas E. Wharton Jr.
                                                      --------------------------
                                                          Thomas E. Wharton Jr.
                                                          President & CEO

                                                 Dated:  May 14, 2004