Form 10QSB
period 2004-06-30
ISECURETRAC CORP
filed 2004-08-16
CIK 1088120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549-1004

                                   FORM 10-QSB

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                                 YES [X] NO [ ]

      The number of issuer's shares outstanding as of August 6, 2004, was 57,240,578.

Transitional Small Business Disclosure Form (Check One): YES [ ] NO [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ISECURETRAC CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                          (Unaudited)
                                                                          June 30, 2004    December 31, 2003
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
       Cash                                                                 $    352,409      $    125,399
       Accounts receivable, net of allowance for doubtful accounts of
          $15,600 in 2004 and $12,000 in 2003                                    805,190           602,367
       Inventories                                                               161,291           144,151
       Prepaid expenses and other                                                111,885            95,032
------------------------------------------------------------------------------------------------------------

              Total current assets                                             1,430,775           966,949
------------------------------------------------------------------------------------------------------------
Leasehold Improvements and Equipment, net                                        268,575           359,453
Monitoring Equipment, net of accumulated depreciation of $1,679,474
       in 2004 and $470,331 in 2003                                            2,581,220         4,078,419
Product Development Costs, net of accumulated amortization of $742,239
       in 2004 and $577,246 in 2003                                              247,721           367,338
Intangibles, subject to amortization                                             438,330           822,856
Goodwill                                                                       2,302,179         2,302,179
Other Assets                                                                     277,025            32,488
------------------------------------------------------------------------------------------------------------

              Total assets                                                  $  7,545,825      $  8,929,682
------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Notes payable                                                        $  2,502,541      $  2,994,476
       Current maturities of long-term debt                                    1,850,395         1,645,494
       Accounts payable and accrued expenses                                   1,148,608         1,319,884
       Deferred gain on sale-leaseback transaction                               736,830           677,125
       Accrued interest payable                                                  189,031           195,587
       Preferred dividends payable                                               666,381           218,513
------------------------------------------------------------------------------------------------------------

              Total current liabilities                                        7,093,786         7,051,079
------------------------------------------------------------------------------------------------------------

Long-term debt, less current maturities                                        5,607,974         4,839,547

Stockholders'  Deficit
       Series A convertible preferred stock                                    9,125,470         9,125,470
       Series B convertible preferred stock; 2004, $18,000 dividends in
          arrears; 2003, $15,250 dividends in arrears                            295,000           295,000
       Common stock                                                               57,240            48,904
       Additional paid-in capital                                             32,578,917        28,524,733
       Unearned consulting expense                                                    --          (357,000)
       Accumulated deficit                                                   (47,212,562)      (40,598,051)
------------------------------------------------------------------------------------------------------------
              Total stockholders'  deficit                                    (5,155,935)       (2,960,944)
------------------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' deficit                   $  7,545,825      $  8,929,682
============================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                       ISECURETRAC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30                     June 30
                                                                        2004          2003          2004          2003
-------------------------------------------------------------------------------- ------------- ------------- -------------
REVENUES:
      Equipment                                                      $  135,285      $ 51,682     $ 151,791      $ 80,950
      Leasing                                                           313,746        23,184       591,202        38,223
      Hosting                                                           541,769        34,376     1,046,772        55,731
      Gain on sale-leaseback transactions
         Related party                                                  127,759             -       228,434             -
         Other                                                            5,981             -        11,634             -
      Service                                                            31,795         1,668        50,526         3,725
-------------------------------------------------------------------------------- ------------- ------------- -------------
         Total revenues                                               1,156,335       110,910     2,080,359       178,629
-------------------------------------------------------------------------------- ------------- ------------- -------------
OPERATING EXPENSES:
      Cost of revenues                                                  814,128       161,086     2,768,658       287,642
      Research and development                                          181,508       192,962       356,472       373,449
      Sales, general and administrative                               1,103,197       980,534     3,487,878     2,014,673
-------------------------------------------------------------------------------- ------------- ------------- -------------
         Total operating expenses                                     2,098,833     1,334,582     6,613,008     2,675,764
-------------------------------------------------------------------------------- ------------- ------------- -------------
      Operating loss                                                   (942,498)   (1,223,672)   (4,532,649)   (2,497,135)
-------------------------------------------------------------------------------- ------------- ------------- -------------
OTHER INCOME (EXPENSE):
      Interest income                                                         1           102             9           211
      Interest expense                                               (1,412,908)      (65,214)   (1,612,405)     (130,479)
      Financing fees                                                          -             -       (21,598)            -
-------------------------------------------------------------------------------- ------------- ------------- -------------
      Total other income (expense)                                   (1,412,907)       (65,112)   (1,633,994)     (130,268)
-------------------------------------------------------------------------------- ------------- ------------- -------------
      Loss before provision for income taxes                         (2,355,405)    (1,288,784)   (6,166,643)   (2,627,403)
      Provision for income taxes                                              -             -             -             -
-------------------------------------------------------------------------------- ------------- ------------- -------------
NET LOSS                                                            $(2,355,405)   $(1,288,784) $ (6,166,643) $ (2,627,403)
-------------------------------------------------------------------------------- ------------- ------------- -------------
Preferred dividends                                                    (226,555)      (209,453)     (447,868)     (412,916)
-------------------------------------------------------------------------------- ------------- ------------- -------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                           $(2,581,960)   $(1,498,237) $ (6,614,511) $ (3,040,319)
-------------------------------------------------------------------------------- ------------- ------------- -------------
Basic and diluted loss per common share                                 $ (0.05)      $ (0.04)      $ (0.12)      $ (0.08)
-------------------------------------------------------------------------------- ------------- ------------- -------------
Weighted average shares of common stock outstanding                  55,896,724    38,740,656    54,291,311    37,356,910
-------------------------------------------------------------------------------- ------------- ------------- -------------

See Notes to Condensed Consolidated Financial Statements.

                       ISECURETRAC CORP. AND SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                                                           SERIES A                  SERIES B
                                                         CONVERTIBLE                CONVERTIBLE
                                                       PREFERRED STOCK            PREFERRED STOCK          COMMON STOCK
                                                      SHARES      AMOUNT       SHARES       AMOUNT      SHARES         AMOUNT
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                             9,126   $  9,125,470       300     $ 295,000   48,904,299   $     48,904
    Shares issued for cash, net of offering costs         --             --        --            --    8,166,485          8,166
    Shares issued for director's fees and services        --             --        --            --      169,794            170
    Amortization of unearned consulting expense           --             --        --            --           --             --
    Paid-in capital for cost of options issued            --             --        --            --           --             --
    Warrants issued for loans and consulting
      services                                            --             --        --            --           --             --
    Series A preferred stock dividends                    --             --        --            --           --             --
    Net loss                                              --             --        --            --           --             --
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004                                 9,126   $  9,125,470       300     $ 295,000   57,240,578   $     57,240
===============================================================================================================================

                                                       ADDITIONAL      UNEARNED
                                                        PAID-IN       CONSULTING        ACCUMULATED
                                                        CAPITAL         EXPENSE           DEFICIT            TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                            $ 28,524,733    $   (357,000)     $(40,598,051)     $ (2,960,944)
    Shares issued for cash, net of offering costs        3,762,094              --                --         3,770,260
    Shares issued for director's fees and services          58,414              --                --            58,584
    Amortization of unearned consulting expense                 --         357,000                --           357,000
    Paid-in capital for cost of options issued              87,843              --                --            87,843
    Warrants issued for loans and consulting
      services                                             145,833              --                --           145,833
    Series A preferred stock dividends                          --              --          (447,868)         (447,868)
    Net loss                                                    --              --        (6,166,643)       (6,166,643)
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004                                $ 32,578,917    $         --      $(47,212,562)     $ (5,155,935)
========================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                        ISECURETRAC CORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                               2004                   2003
-------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
     Net loss                                                                              $ (6,166,643)          $ (2,627,403)
     Depreciation and amortization                                                              953,416                228,294
     Impairment charge of monitoring equipment                                                1,341,251                      -
     Impairment charge of intangibles subject to amortization                                   302,298                      -
     Interest expense related to convertible debt                                             1,200,000                      -
     Other                                                                                        9,639               413,134
-------------------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                                (2,360,039)            (1,985,975)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                          (202,472)                (9,802)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Increase (decrease) in notes payable                                                      (491,935)             1,284,297
     Proceeds from long term debt                                                             1,825,000              1,112,529
     Principal payments on long term debt                                                      (851,672)              (232,579)
     Net proceeds from issuance of common stock                                               2,429,128              1,005,873
     Other                                                                                     (121,000)            (1,162,694)
-------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                             2,789,521              2,007,426
-------------------------------------------------------------------------------------------------------------------------------
        Increase in cash                                                                        227,010                 11,649
Cash, beginning of period                                                                       125,399                 47,374
-------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                           $ 352,409               $ 59,023
-------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
     Cash payments for:
        Interest                                                                              $ 397,115               $ 91,265
        Income Taxes                                                                                  -                      -

See Notes to Condensed Consolidated Financial Statements.

                        ISECURETRAC CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. GENERAL

The condensed consolidated balance sheet of iSECUREtrac Corp ("iSt" or "we", "us", or "our") at December 31, 2003, has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three and six months ended June 30, 2004, and for the three and six months ended June 30, 2003, are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations and cash flows for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

The accompanying financial statements of iSECUREtrac Corp have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of iSt to continue as a going concern. As shown in the statements of operations, iSt has not yet achieved profitable operations. As of July 31, 2004, iSt has insufficient working capital to execute its business plan. These items raise substantial doubt about the ability of iSt to continue as a going concern. Management plans to continue financing operations and development of our technology through the plan described herein.

NOTE 2. COMMON STOCK OPTIONS AND WARRANTS

During the quarter ended June 30, 2004, we granted options to purchase 2,580,000 shares of common stock to thirty-nine employees and five outside board members pursuant to their stock option agreements and employee bonus incentive plans. The exercise prices for 655,000 of the employee's options are at 85% of fair value of iSt's common stock and vest ratably over two years. The exercise prices for 1,825,000 of the employee's options are at 85% of fair value of iSt's common stock and will become vested and exercisable in full if iSt achieves a positive EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in any one month prior to March 31, 2005. The board members who iSt retained for another year term received 100,000 options at 100% fair value and will become exercisable in full on June 4, 2005. iSt had 205,520 options forfeited and 80,850 options exercised during the quarter ended June 30, 2004.

iSECUREtrac Corp., at June 30, 2004, had 13,544,022 outstanding stock options, 19,196,466 outstanding warrants, 9,125,470 shares issuable upon the conversion of Series A Convertible Preferred Stock, 500,100 shares issuable upon the conversion of Series B Convertible Preferred Stock, 2,631,579 shares issuable upon conversion of a Subordinated Convertible Note and 4,950 shares issuable upon conversion of a convertible subordinated debenture, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation: As of June 30, 2004, iSt had various stock-based compensation plans. iSt accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which measures compensation as the difference between the fair value of the stock at the date of award and the amount required to be paid for the stock. Stock-based compensation of $18,043 and $7,703 and $70,877 and $43,780 has been reflected in net loss for the three and six-month periods ending June 30, 2004, and 2003, respectively. The following table illustrates the effect on net loss for the three and six-month periods ending June 30, 2004, and 2003, as if iSt had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                       THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                          2004             2003             2004              2003
-----------------------------------------------------------------------------------------------------------------------
Net loss, as reported                                 $(2,355,405)     $(1,288,784)     $(6,166,643)     $(2,627,403)
Add:  Stock-based employee compensation expense
      included in reported net loss                        18,043            7,703           70,877           43,780
Deduct: Total stock-based employee compensation
        expense determined under fair value based
        method for all awards                            (759,951)         (96,231)      (1,472,028)        (181,034)
-----------------------------------------------------------------------------------------------------------------------
Pro forma net loss                                    $(3,097,313)     $(1,377,312)     $(7,567,794)     $(2,764,657)
=======================================================================================================================
Basic and diluted loss per share:
     As reported                                      $     (0.05)     $     (0.04)     $     (0.12)     $     (0.08)
=======================================================================================================================
     Pro forma                                        $     (0.06)     $     (0.04)     $     (0.15)     $     (0.09)
=======================================================================================================================

In determining the pro forma amounts above during 2004 and 2003, the value of each grant is estimated at the grant date using the fair value method prescribed in SFAS No. 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3.5 years and; expected price volatility of 83.20% and 82.13%.

The fair value of stock options and warrants issued to non-employees is being accounted for using SFAS No. 123. Related compensation expense is charged to income when incurred.

Warrants and common stock issued in consideration for notes payable, convertible debt and debt guarantee fees is expensed in the period incurred due to the short term nature of the related notes.

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

To date, the Company has generated limited revenue from operations and has accumulated significant losses. Consequently, it has had difficulty in obtaining funding from commercial lenders, resulting in the need to obtain funding from private sources. Management plans to continue financing development of the technology and operations through external and related party financing. On March 3, 2004, iSt received a private placement commitment of $5,000,000 in equity financing from a private investor group to continue to fund the operations and production of tracking devices and related services. As of July 31, 2004, this funding had not been received by the Company and there is substantial doubt that it will be received.

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

10,956,523 shares of our authorized but unissued common stock has been reserved for issuance to certain private investors to whom iSt issued 4% subordinated convertible promissory notes, in the aggregate amount of $1,200,000 on May 28, 2004. 5,217,392 of such shares are issuable pursuant to the promissory notes and 5,739,131 of such shares are issuable pursuant to certain warrants. The notes may be converted at any time up to the maturity date of May 28, 2006.

iSt's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, meet its product development goals, secure new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that may result from these uncertainties.

NOTE 5. MONITORING EQUIPMENT

Monitoring equipment, including leased equipment, is carried at cost and is being depreciated by the straight line method over useful lives of up to 5 years. Depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets. As of June 30, 2004 and December 31, 2003, leased equipment totaled $2,135,002 and $1,551,809, respectively. Accumulated depreciation on iSt's leased equipment as of June 30, 2004 and December 31, 2003 totaled $723,952 and $260,171, respectively.

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

Intangible assets are those that can be separately identified and assigned a value. Intangible assets consist of customer monitoring contracts and loan acquisition costs. In regards to the customer monitoring contracts, the Company is amortizing the intangible assets based on the revenue stream of the existing contracts. As for the loan acquisition costs, the Company is amortizing those costs over the life of the loan. For the six months ending June 30, 2004 and 2003, amortization expense was $384,526 and none, respectively. The composition of goodwill and intangible assets at June 30, 2004, is as follows:


                                   GOODWILL    OTHER INTANGIBLES     TOTAL
--------------------------------------------------------------------------------
Balance at December 31, 2003     $ 2,302,179     $   822,856      $ 3,125,035
   Amortization                           --        (384,526)        (384,526)
--------------------------------------------------------------------------------
Balance at June 30, 2004         $ 2,302,179     $   438,330      $ 2,740,509
================================================================================

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


EQUIPMENT REVENUE

Equipment Revenue is derived from the sale of product. For the three and six months ended June 30, 2004, equipment revenues were $135,285 and $151,791 compared to $51,682 and 80,950 for the three and six month periods in 2003. $79,028 and $101,777 of this three and six month increase, respectively, is attributable to the acquisition of TSC.


LEASING REVENUE

Leasing Revenue is derived from the leasing of monitoring equipment. For the three and six month periods ended June 30, 2004, leasing revenues were $313,746 and $591,202 compared to $23,184 and $38,223 for the same periods in 2003. $166,936 and $358,736 of this three and six month increase, respectively, is attributable to the acquisition of TSC with the balance due to an increase in units under lease.


HOSTING REVENUE

Hosting Revenue is derived from the fees charged to customers for the use of ASP and monitoring center services. For the three and six months ended June 30, 2004, hosting revenues were $541,769 and $1,046,772 compared to $34,376 and $55,731 during the three and six month periods in 2003. $388,716 and $786,611 of this three and six month increase, respectively, is attributable to the acquisition of TSC with the balance due to the increased deployment of PTUs.


GAIN ON SALE-LEASEBACK TRANSACTIONS

The Gain on Sale-leaseback Transactions consists of amortization of the deferred gain that is recorded upon delivery of units in conjunction with the sale-leaseback transactions the Company entered into. For the three and six months ended June 30, 2004, the gain on sale-leaseback transactions for related parties was $127,759 and $228,434 compared to none during the same periods in 2003. The gain on all other sale-leaseback transactions for the three and six months ended June 30, 2004, was $5,981 and $11,634, compared to none during the same periods in 2003. There was no gain on sale-leaseback agreements until 3rd Quarter of 2003.


SERVICE REVENUE

For 2004, Service Revenue consisted of sales of non-core product that included various ancillary computer equipment and the maintenance associated with such equipment. For the three and six months ended June 30, 2004, Service Revenue was $31,795 and $50,526 compared to $1,668 and $3,725 for the comparable periods of 2003. $19,891 and $36,683 of this three and six month increase, respectively, is attributable to the acquisition of TSC.

COST OF REVENUES

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. A portion of the cost of revenues consists of the amortization of product development costs, which began in March 2002. This amortization amounted to $78,715 and $157,430 for the three and six months ended June 30, 2004 and $78,715 and $157,430 for the same periods in 2003. For the three and six months ending June 30, 2004, Cost of Revenues was $814,128 and $2,768,658, compared to $161,086 and $287,642 during the same periods in 2003. $341,644 and $1,942,135 of this three and six month increase, respectively, is attributable to the acquisition of TSC, including a $1,341,251 write down to market value during the 1st Quarter of 2004 of certain host monitoring equipment pursuant to the company's strategy of moving to the tracNET24 platform for all electronic monitoring. Other contributing factors include the overall increase in deployment of PTUs.


RESEARCH AND DEVELOPMENT

Research and Development expenses are the direct costs associated with iSt's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for iSt's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $181,508 and $356,472 for the three and six months ended June 30, 2004, compared to $192,962 and $373,449 for the three and six month periods in 2003.


SALES, GENERAL AND ADMINISTRATIVE

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations and marketing of the Company, outside of the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel, fixed telephone expenses, office leases and supplies, marketing, advertising in magazines and periodicals, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three and six months ended June 30, 2004, SG&A expenses increased to $1,103,197 and $3,487,878 from $980,534 and $2,014,673 in the comparable periods of 2003. $244,379 and $1,242,338 of this three and six month increase respectively, was due to the acquisition of TSC, including a $302,298 1st quarter write down of certain monitoring contracts, with the balance primarily attributable to the amortization of unearned consulting fees and increases in salaries and wages due to addition of sales personnel.


OPERATING LOSS

For the three and six months ended June 30, 2004, operating loss was $942,498 and $4,532,649, compared to $1,223,672 and $2,497,135 for the same periods in 2003. The increase is primarily attributable to increases in Cost of Revenues and SG&A expenses as described above.


INTEREST EXPENSE

For the three and six months ended June 30, 2004, interest expense totaled $1,412,908 and $1,612,405, compared to interest expense of $65,214 and $130,479 in the three and six month periods of 2003. During the 2nd quarter of 2004, the company recorded $1,200,000 of non-cash interest expense related to the issuance of convertible debt and pursuant to APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The balance of the increase was due to higher borrowings by the Company in 2004.

FINANCING FEES

For the three and six months ended June 30, 2004, financing fees were none and $21,598, respectively, compared to none for the comparable periods of 2003.

Net Loss

For the three and six months ended June 30, 2004, the Company had a net loss of $2,355,405 and $6,166,643, compared to a net loss of $1,288,784 and $2,627,403 in the three and six month periods of 2003, for the reasons described above.


PREFERRED DIVIDENDS

For the three and six months ended June 30, 2004, preferred dividends totaled $226,555 and $447,868, as compared to $209,453 and $412,916 for the comparable periods of 2003. This change was due to more outstanding Series A Convertible Preferred Stock during 2004.


NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

For the three and six months ended June 30, 2004, there was a net loss available to common stockholders of $2,581,960 and 6,614,511 compared to $1,498,237 and $3,040,319 in the three and six month periods of 2003. The reasons for these changes are described above.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2004, the Company used $2,360,039 of cash in operating activities, another $202,472 in investing activities, and generated $2,789,521 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash for the six months ended June 30, 2004 of $227,010. For the same period of 2003, the Company used $1,985,975 of cash in operating activities and $9,802 in investing activities. $2,007,426 of cash was generated from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash of $11,649.

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

The Company completed a fifth sale-leaseback transaction with a related party involving 100 Series 2100 PTUs for $125,000 during the fourth quarter of 2003. This transaction generated a gain of approximately $71,000 that is being amortized into income over the term of the lease (24 months).

The Company completed a sixth sale-leaseback transaction with a related party (consisting of various stockholders) involving 235 Series 2200 PTUs for $375,000 during the second quarter of 2004. This transaction generated a gain of approximately $199,000 that is being amortized into income over the term of the lease (24 months).

The Company is in the process of completing one other sale-leaseback transaction with a related party (consisting of various stockholders) involving 500 Series 2150 PTUs. As of June 30, 2004, iSt had received funding from this related party totaling $625,000. The Company has sold and leased back 249 of the 500 units under this lease agreement. This transaction has generated a gain of approximately $154,000 that is being amortized into income over the term of the lease (24 months).

Other sale-leaseback opportunities are being pursued with various third party leasing companies. Lease funding of PTUs units can be an ongoing source of funding to meet cash requirements.

Management plans to continue financing development of the technology and operations through external and related party financing. On March 3, 2004, iSt has received a private placement commitment of $5,000,000 in equity financing from a private investor group to continue to fund the operations and production of tracking devices and related services. As of July 31, 2004, this funding had not been received by the Company and there is substantial doubt that it will be received.

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

As of July 31, 2004, the following additional borrowing facilities were in place:

A note payable from U.S. Bank N.A. of Omaha, Nebraska. This note calls for monthly payments of $16,557, including interest, through March 15, 2005, when all remaining principal and interest are due. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus 1%. As of July 31, 2004, the Index Rate was 4.25% and the outstanding loan balance was $202,446. This loan is secured by a security interest in the Company's tangible and intangible assets and the personal guarantees of various stockholders.

An unsecured note payable from Merrill Corporation resulting from the conversion of accounts payable. This short-term note carries an interest rate of 5% and matured on March 31, 2004. As of July 31, 2004, the outstanding loan balance was $49,710.

A $73,366 note payable from Nebraska State Bank of Omaha. This long-term note matures on May 10, 2005 and carries an interest rate of 6.50%. Principal and interest payments are due monthly. As of July 31, 2004, the outstanding loan balance was $72,485.

A $3,452,239 note payable from Westburg Media Capital, LP. This long-term note calls for monthly payments including interest of $67,000 with a balloon payment for the remaining amount due in full in November 2007. The interest rate is based on the U.S. Bank of Washington prime rate plus 4%. As of July 31, 2004, the rate in effect was 8.25% and the outstanding loan balance was $2,772,950. This note payable is secured by all corporate assets.

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

A series of notes with nine entities totaling $1,900,000 at 4% interest convertible into shares of the Company's common stock at $0.23 per share. These convertible notes mature on May 28, 2006.

A 10%, convertible debenture, currently due, convertible into Common Stock at $6.06 per share. iSt currently owes $30,000 on this debenture.

Six capital leases with related and unrelated parties carrying interest rates ranging from 10.475% to 10.50% and maturing in January 2005 to July 2006. As of July 31, 2004, the aggregate balance on these leases totaled $1,536,172.

The majority of the remaining $2,086,388 in notes payable consists of amounts owed to individuals, primarily directors of iSt, which mature within one year and carry interest rates of 5% to 10%.

As of July 31, 2004, the Company lacked sufficient operating capital to fund its ongoing development and operations and did not have commitments other than the following for either debt or share purchases to meet its planned 2004 operating capital requirements. On March 3, 2004, iSt received a private placement commitment of $5,000,000 in equity financing from a private investor group to continue to fund the operations and production of tracking devices and related services. Based on revenue forecasts and expense budgets, management expects the proceeds from this financing to fund operating requirements until the Company achieves breakeven from operations by 2005. As of July 31, 2004, this funding had not been received by the Company and there is substantial doubt that it will be received.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

iST claims exemption under the Securities Act of 1933 Section 4(2) for the following equity transactions which took place in the second quarter of 2004.

      1. Board members were compensated in total with 22,915 shares of stock valued at $9,000 for attending (2) second quarter board meetings. 10,415 of the 22,915 shares are comprised of five board members receiving 2,083 shares each on April 01, 2004. The remaining 12,500 shares were given to four board members, each receiving 3,125 shares on June 17, 2004.

      2. On May 24, 2004, we issued 400,000 and 600,000 shares of our common stock valued at $100,000 and $150,000 respectively, to (2) two outside investors for purchasing stock via our private placement.

      3. On June 1, 2004, we issued 525,937 and 344,805 shares of our common stock valued at $180,000 and $86,201 respectively, to (2) two outside investors for purchasing stock via our private placement.

      4. On June 23, 2004, we issued 75,000 shares of our common stock valued at $17,250 to a company for services per their investor relations agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2004 Annual Meeting of Stockholders on June 4, 2004. All matters placed before security holders received the necessary votes to pass. The following six individuals were elected to continue a one year term as directors of iSECUREtrac Corp. until the 2005 Annual Meeting of Stockholders: Robert Badding, 46,924,424 votes for and 2,697,385 votes against, Martin Halbur 46,924,424 votes for and 2,697,385 votes against, Roger Kanne 47,691,273 votes for and 1,930,536 votes against, Ronald Muhlbauer 47,718,507 votes for and 1,903,302 votes against, Ravi Nath 47,691,273 votes for and 1,930,536 votes against, and Thomas Wharton Jr. 47,691,273 votes for and 1,930,536 votes against.

The proposal to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000 passed. There were 47,154,806 votes for, 2,407,977 votes against, and 59,026 votes abstained.

Also receiving the necessary votes to pass was the ratification of McGladrey & Pullen, LLP as our independent auditors for 2004. The results were as follows:
48,550,345 votes for, 984,078 votes against, and 87,386 votes abstained.

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


                                      iSECUREtrac Corp.

                                      By: /S/ THOMAS E. WHARTON JR.
                                          Thomas E. Wharton Jr.
                                          President & CEO

                                      Dated:  August 16, 2004