Form 10QSB/A
period 2004-03-31
ISECURETRAC CORP
filed 2004-08-19
CIK 1088120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549-1004


                                  FORM 10-QSB/A

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

                                Explanatory Note


iSecureTrac Corp. hereby amends its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 14, 2004. The purpose of this amendment is to restate portions of the Form 10-QSB, including the Consolidated Balance Sheets, the Consolidated Statements of Operations, the Statement of Stockholders' Equity, the Consolidated Statements of Cash Flows, Management's Discussion and Analysis, and the Notes to the Consolidated Financial Statements as of and for the Quarter ending March 31, 2004, as set forth in the original filing.

The restatement is related to the reduction of financing fees and additional paid in capital of approximated $1.7 million for the quarter ended March 31, 2004. This reduction of financing fees reduced the previously reported net loss of approximately $5,512,000 to $3,811,000. The restatement resulted from the Company incorrectly expensing the fair value of stock warrants related to stock issuance costs that were issued to an individual who assisted the Company in raising additional equity for the Company in the amount of $1,346,536. The Company also incorrectly expensed $354,557 of stock warrant expense issued to another individual in connection with contributing cash for common stock of the Company.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this report continues to speak as of the date of the original filing, and, unless otherwise stated to the contrary, the Company has not updated the disclosures in this report to speak as of a later date.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       ISECURETRAC CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    (Unaudited)
                                                                     Restated
                                                                  March 31, 2004    December 31, 2003
------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash                                                              $   110,133        $   125,399
     Accounts receivable, net of allowance for doubtful accounts of
       $15,600 in 2004 and $12,000 in 2003                                 628,610            602,367
     Inventories                                                           149,123            144,151
     Prepaid expenses and other                                             92,005             95,032
------------------------------------------------------------------------------------------------------
        Total current assets                                               979,871            966,949
------------------------------------------------------------------------------------------------------
Leasehold Improvements and Equipment, net                                  293,777            359,453
Monitoring Equipment, net of accumulated depreciation of $529,487
     in 2004 and $470,331 in 2003                                        2,545,013          4,078,419
Product Development Costs, net of accumulated amortization of $659,743
     in 2004 and $577,246 in 2003                                          330,218            367,338
Intangibles, subject to amortization                                       461,262            822,856
Goodwill                                                                 2,302,179          2,302,179
Other Assets                                                                29,110             32,488
------------------------------------------------------------------------------------------------------
        Total assets                                                   $ 6,941,430        $ 8,929,682
======================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Notes payable                                                     $ 2,625,582        $ 2,994,476
     Current maturities of long-term debt                                1,516,871          1,645,494
     Accounts payable and accrued expenses                               1,247,571          1,319,884
     Deferred gain on sale-leaseback transaction                           662,821            677,125
     Accrued interest payable                                              209,951            195,587
     Preferred dividends payable                                           439,826            218,513
------------------------------------------------------------------------------------------------------
        Total current liabilities                                        6,702,622          7,051,079
------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                  4,728,812          4,839,547
------------------------------------------------------------------------------------------------------
Stockholders'  Deficit
     Series A convertible preferred stock                                9,125,470          9,125,470
     Series B convertible preferred stock; 2004, $9,000 dividends
        in arrears; 2003, $7,500 dividends in arrears                      295,000            295,000
     Common stock                                                           55,191             48,904
     Additional paid-in capital                                         30,664,937         28,524,733
     Unearned consulting expense                                                --           (357,000)
     Accumulated deficit                                               (44,630,602)       (40,598,051)
------------------------------------------------------------------------------------------------------
        Total stockholders'  deficit                                    (4,490,004)        (2,960,944)
------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' deficit                    $ 6,941,430        $ 8,929,682
======================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                       ISECURETRAC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                 Restated
                                                                                   2004                  2003
-------------------------------------------------------------------------------------------------------------------
REVENUES:
       Equipment                                                               $     16,506           $     29,268
       Leasing                                                                      277,456                 15,039
       Hosting                                                                      505,003                 21,355
       Gain on sale-leaseback transactions
          Related party                                                             100,675                     --
          Other                                                                       5,653                     --
       Service                                                                       18,731                  2,057
-------------------------------------------------------------------------------------------------------------------
          Total revenues                                                            924,024                 67,719
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
       Cost of revenues                                                           1,954,530                126,556
       Research and development                                                     174,964                180,487
       Sales, general and administrative                                          2,384,681              1,034,139
-------------------------------------------------------------------------------------------------------------------
          Total operating expenses                                                4,514,175              1,341,182
-------------------------------------------------------------------------------------------------------------------
       Operating loss                                                            (3,590,151)            (1,273,463)
-------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
       Interest income                                                                    8                    109
       Interest expense                                                            (199,497)               (65,265)
       Financing fees                                                               (21,598)                    --
-------------------------------------------------------------------------------------------------------------------
       Total other income (expense)                                                (221,087)               (65,156)
-------------------------------------------------------------------------------------------------------------------
       Loss before provision for income taxes                                    (3,811,238)            (1,338,619)
       Provision for income taxes                                                        --                     --
-------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                       $ (3,811,238)          $ (1,338,619)
===================================================================================================================
Preferred dividends                                                                (221,313)              (203,463)
===================================================================================================================
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                      $ (4,032,551)          $ (1,542,082)
===================================================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE                                             $ (0.08)               $ (0.04)
===================================================================================================================
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING                              52,685,898             35,973,163
===================================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                       ISECURETRAC CORP. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2004
                                   (Unaudited)

                                                                 SERIES A                SERIES B
                                                               CONVERTIBLE             CONVERTIBLE
                                                             PREFERRED STOCK         PREFERRED STOCK           COMMON STOCK
                                                             ---------------         ---------------           ------------
                                                          SHARES      AMOUNT       SHARES     AMOUNT        SHARES       AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                  9,126    $ 9,125,470      300    $ 295,000     48,904,299    $ 48,904
    Shares issued for cash, net of offering costs               -              -        -            -      6,214,893       6,215
    Shares issued for director's fees and services              -              -        -            -         71,879          72
    Amortization of unearned consulting expense                 -              -        -            -              -           -
    Paid-in capital for cost of options issued                  -              -        -            -              -           -
    Series A preferred stock dividends                          -              -        -            -              -           -
    Net loss                                                    -              -        -            -              -           -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                                     9,126    $ 9,125,470      300    $ 295,000     55,191,071    $ 55,191
-----------------------------------------------------------------------------------------------------------------------------------



                                                           ADDITIONAL       UNEARNED
                                                            PAID -IN       CONSULTING     ACCUMULATED
                                                             CAPITAL        EXPENSE         DEFICIT           TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                $ 28,524,733     $ (357,000)   $ (40,598,051)    $ (2,960,944)
    Shares issued for cash, net of offering costs            2,055,109              -                -        2,061,324
    Shares issued for director's fees and services              32,261              -                -           32,333
    Amortization of unearned consulting expense                      -        357,000                -          357,000
    Paid-in capital for cost of options issued                  52,834              -                -           52,834
    Series A preferred stock dividends                               -              -         (221,313)        (221,313)
    Net loss                                                         -              -       (3,811,238)      (3,811,238)
------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                                   $ 30,664,937     $        -    $ (44,630,602)    $ (4,490,004)
------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                        ISECURETRAC CORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                         Restated
                                                                           2004                   2003
-----------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
     Net loss                                                          $ (3,811,238)          $ (1,338,619)
     Depreciation and amortization                                          554,310                114,958
     Impairment charge of monitoring equipment                            1,341,251                     --
     Impairment charge of intangibles subject to amortization               302,298                     --
     Other                                                                  339,154                345,401
-----------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                            (1,274,225)              (878,260)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (194,185)                (5,600)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Increase (decrease) in notes payable                                  (368,894)               622,000
     Net proceeds from issuance of common stock                           2,061,313                428,155
     Other                                                                 (239,275)              (172,236)
-----------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                         1,453,144                877,919
-----------------------------------------------------------------------------------------------------------
        Decrease in cash                                                    (15,266)                (5,941)
Cash, beginning of period                                                   125,399                 47,374
-----------------------------------------------------------------------------------------------------------
Cash, end of period                                                    $    110,133           $     41,433
===========================================================================================================
Supplemental Disclosures of Cash Flow Information:
     Cash payments for:
        Interest                                                       $    185,133           $     35,323
        Income Taxes                                                             --                     --

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

On August 17, 2004, iSecureTrac Corp. announced on Form 8-K and in a press release that it would restate financial results for the quarter ended March 31, 2004. The restatement is related to the reduction of financing fees and additional paid in capital of $1,701,093. The restatement resulted from the Company incorrectly expensing the fair value of stock warrants related to stock issuance costs that were issued to an individual who assisted the Company in raising additional equity for the Company in the amount of $1,346,536. The Company also incorrectly expensed $354,557 of stock warrant expense issued to another individual in connection with contributing cash for common stock of the Company.

                         BALANCE SHEET AT MARCH 31, 2004


                                              As Previously      Increase
                                                 Reported        (Decrease)         Restated
                                               ------------     ------------     ------------
Total current assets                           $    979,871               --     $    979,871
Total assets                                      6,941,430               --        6,941,430
Total current liabilities                         6,702,622               --        6,702,622
Long term debt, less current maturities           4,728,812               --        4,728,812
Series A convertible preferred stock              9,125,470               --        9,125,470
Series B convertible preferred stock                295,000               --          295,000
Common Stock                                         55,191               --           55,191
Additional paid-in-capital                       32,366,028       (1,701,091)      30,664,937
Accumulated deficit                             (46,331,693)       1,701,091      (44,630,602)
Total stockholders' deficit                      (4,490,004)              --       (4,490,004)
Total liabilities and stockholders' deficit       6,941,430               --        6,941,430


                      CONSOLIDATED STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2004


                                            As Previously    Increase
                                               Reported      (Decrease)        Restated
                                            -------------    ----------     ------------
Total revenues                               $   924,024              --    $   924,024
Operating expenses                             4,514,175              --      4,514,175
Operating loss                                (3,590,151)             --     (3,590,151)
Interest expense                                (199,497)             --       (199,497)
Financing fees                                (1,722,691)      1,701,093        (21,598)
Total other (expense)                         (1,922,180)      1,701,093       (221,087)
Loss before provision for income taxes        (5,512,331)      1,701,093     (3,811,238)
Provision for income taxes                            --              --             --
Net loss                                      (5,512,331)      1,701,093     (3,811,238)
Preferred dividends                             (221,313)             --       (221,313)
Net loss available to common stockholders     (5,733,644)      1,701,093     (4,032,551)
Basic and diluted loss per common share      $     (0.11)    $      0.03    $     (0.08)

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

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                          2004             2003
--------------------------------------------------------------------------------------------------------------------
Net loss, as reported                                                                 $ (3,811,238)    $ (1,338,619)
Add:  Stock-based employee compensation expense included in reported net loss               52,834           36,077
Deduct:  Total stock-based employee compensation expense determined under fair
         value based method for all awards                                                (712,077)         (84,803)
--------------------------------------------------------------------------------------------------------------------
Pro forma net loss                                                                    $ (4,470,481)    $ (1,387,345)
--------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share:
     As reported                                                                           $ (0.08)         $ (0.04)
--------------------------------------------------------------------------------------------------------------------
     Pro forma                                                                             $ (0.08)         $ (0.04)
--------------------------------------------------------------------------------------------------------------------

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

GAIN ON SALE-LEASEBACK TRANSACTIONS

The Gain on Sale-leaseback Transactions consists of amortization of the deferred gain that is recorded upon delivery of units in conjunction with the sale-leaseback transactions the Company entered into. For the three months ended March 31, 2004, the gain on sale-leaseback transactions for related parties was $100,675 compared to none during the same period in 2003. The gain on all other sale-leaseback transactions for the three months ended March 31, 2004, was $5,653 compared to none during the same period of 2003. There were no sale-leaseback agreements in place until 2003.

SERVICE REVENUE

For 2004, Service Revenue consisted of sales of non-core product that included various ancillary computer equipment and the maintenance associated with such equipment. For the three months ended March 31, 2004, Service Revenue was $18,731 compared to $2,057 for the comparable period of 2003.

COST OF REVENUES

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. A portion of the cost of revenues consists of the amortization of product development costs, which began in March 2002. This amortization amounted to $78,715 for the three months ended March 31, 2004 and 2003 respectively. For the three months ending March 31, 2004, Cost of Revenues was $1,954,530, compared to $126,556 during the same period in 2003. $1,341,251 of this increase is attributable to the write down to market value of certain host monitoring equipment pursuant to the company's strategy of moving to the tracNET24 platform for all electronic monitoring. Other contributing factors include the overall increase in deployment of PTUs and the increased product development cost amortization.

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

SALES, GENERAL AND ADMINISTRATIVE

Sales,  General  and  Administrative   (SG&A)  expenses  are  all  the  expenses
associated with the operations and marketing of the Company, outside of the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel, fixed telephone expenses, office leases and supplies, marketing, advertising in magazines and periodicals, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three months ended March 31, 2004, SG&A expenses increased to $2,384,681 from $1,034,139 in the comparable period of 2003. $994,345 of this increase was due to the acquisition of TSC and the write down of $302,298 of certain monitoring contracts, with the balance primarily attributable to the amortization of unearned consulting fees and increases in salaries and wages due to addition of sales personnel.

OPERATING LOSS

For the three months ended March 31, 2004, operating loss was $3,590,151, compared to $1,273,463 for the same period in 2003. The increase is primarily attributable to increases in Cost of Revenues and SG&A expenses as described above.

INTEREST EXPENSE

For the three months ended March 31, 2004, interest expense totaled $199,497, compared to interest expense of $65,265 in the comparable period of 2003. This increase was due to higher borrowings by the Company in 2004.

FINANCING FEES

For the three months ended March 31, 2004, financing fees expense was $21,598, compared to none for the comparable period of 2003. There were no financing fees in the first quarter of 2003.

NET LOSS

For the three months ended March 31, 2004, the Company had a net loss of $3,811,238, compared to a net loss of $1,338,619 in the comparable period of 2003, for the reasons described above.

PREFERRED DIVIDENDS

For the three months ended March 31, 2004, preferred dividends totaled $221,313, as compared to $203,463 for the comparable period of 2003. This change was due to more outstanding Series A Convertible Preferred Stock during 2004.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

For the three months ended March 31, 2004, there was a net loss available to common stockholders of $4,032,551 compared to $1,542,082 in 2003. The reasons for these changes are described above.

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

                                                 Dated:  August 19, 2004