Form 10QSB
period 2004-09-30
ISECURETRAC CORP
filed 2004-11-15
CIK 1088120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549-1004


                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                              5078 S. 111TH STREET
                              OMAHA, NEBRASKA 68137
                            (402) 537-0022 (ADDRESS,
                    INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
                      INCLUDING AREA CODE, OF REGISTRANT'S
                           PRINCIPAL EXECUTIVE OFFICE)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]       NO [ ]

      The number of issuer's shares outstanding as of October 29, 2004, was 60,589,366.

Transitional Small Business Disclosure Form (Check One): YES [ ] NO [X]

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                       ISECURETRAC CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                           (Unaudited)
                                                                       September 30, 2004   December 31, 2003
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash                                                                    $    232,590        $    125,399
     Accounts receivable, net of allowance for doubtful accounts of
       $15,600 in 2004 and $12,000 in 2003                                        916,306             602,367
     Inventories                                                                  120,203             144,151
     Prepaid expenses and other                                                    57,209              95,032
-------------------------------------------------------------------------------------------------------------
        Total current assets                                                    1,326,308             966,949
-------------------------------------------------------------------------------------------------------------
Leasehold Improvements and Equipment, net                                         255,116             359,453
Monitoring Equipment, net of accumulated depreciation of $2,869,998
     in 2004 and $470,331 in 2003                                               2,786,455           4,078,419
Product Development Costs, net of accumulated amortization of $824,736
     in 2004 and $577,246 in 2003                                                 165,224             367,338
Intangibles, subject to amortization                                              400,607             822,856
Goodwill                                                                        2,302,179           2,302,179
Other Assets                                                                      314,786              32,488
-------------------------------------------------------------------------------------------------------------
        Total assets                                                         $  7,550,675        $  8,929,682
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Notes payable                                                           $  2,337,079        $  2,994,476
     Current maturities of long-term debt                                       1,882,290           1,645,494
     Accounts payable and accrued expenses                                      1,016,817           1,319,884
     Deferred gain on sale-leaseback transaction                                  934,861             677,125
     Accrued interest payable                                                     269,138             195,587
     Preferred dividends payable                                                  900,851             218,513
-------------------------------------------------------------------------------------------------------------
        Total current liabilities                                               7,341,036           7,051,079
-------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                         5,975,352           4,839,547
-------------------------------------------------------------------------------------------------------------
Stockholders'  Deficit
     Series A convertible preferred stock                                       9,125,470           9,125,470
     Series B convertible preferred stock; 2004, $27,000 dividends in
        arrears; 2003, $23,500 dividends in arrears                               295,000             295,000
     Common stock                                                                  59,444              48,904
     Additional paid-in capital                                                33,815,855          28,524,733
     Unearned consulting expense                                                       --            (357,000)
     Accumulated deficit                                                      (49,061,482)        (40,598,051)
-------------------------------------------------------------------------------------------------------------
        Total stockholders'  deficit                                           (5,765,713)         (2,960,944)
-------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' deficit                          $  7,550,675        $  8,929,682
=============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                       ISECURETRAC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Three Months Ended               Nine Months Ended
                                                                      September 30                    September 30
                                                               2004              2003             2004              2003
---------------------------------------------------------------------------------------------------------------------------
REVENUES:
      Equipment                                         $    126,729      $     38,261      $    278,520      $    119,211
      Leasing                                                389,654           105,300           980,856           143,523
      Hosting                                                559,732           207,251         1,606,504           262,982
      Gain on sale-leaseback transactions
         Related party                                       162,184            22,766           390,618            22,766
         Other                                                 7,051             5,653            18,685            16,959
      Service                                                 49,018             7,621            99,544            11,346
---------------------------------------------------------------------------------------------------------------------------
         Total revenues                                    1,294,368           386,852         3,374,727           576,787
---------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
      Cost of revenues                                       738,397           274,554         3,507,055           573,502
      Research and development                               162,850           178,328           519,322           551,777
      Sales, general and administrative                    1,048,626         1,163,666         4,536,504         3,178,339
---------------------------------------------------------------------------------------------------------------------------
         Total operating expenses                          1,949,873         1,616,548         8,562,881         4,303,618
---------------------------------------------------------------------------------------------------------------------------
      Operating loss                                        (655,505)       (1,229,696)       (5,188,154)       (3,726,831)
---------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
      Interest income                                             23                39                32               250
      Interest expense                                      (958,968)         (107,629)       (2,571,373)         (238,108)
      Financing fees                                              --          (558,158)          (21,598)         (558,158)
---------------------------------------------------------------------------------------------------------------------------
      Total other income (expense)                          (958,945)         (665,748)       (2,592,939)         (796,016)
---------------------------------------------------------------------------------------------------------------------------
      Loss before provision for income taxes              (1,614,450)       (1,895,444)       (7,781,093)       (4,522,846)
      Provision for income taxes                                  --                --                --                --
===========================================================================================================================
NET LOSS                                                $ (1,614,450)     $ (1,895,444)     $ (7,781,093)     $ (4,522,846)
===========================================================================================================================
Preferred dividends                                         (234,470)         (216,771)         (682,338)         (629,687)
===========================================================================================================================
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS               $ (1,848,920)     $ (2,112,215)     $ (8,463,431)     $ (5,152,533)
===========================================================================================================================
Basic and diluted loss per common share                 $      (0.03)     $      (0.05)     $      (0.16)     $      (0.13)
===========================================================================================================================
Weighted average shares of common stock outstanding       57,721,146        43,535,697        52,132,115        39,416,506
===========================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

          ISECURETRAC CORP. AND SUBSIDIARIES
          STATEMENT OF STOCKHOLDERS' DEFICIT
     For the Nine Months Ended September 30, 2004
                      (Unaudited)

                                                                 SERIES A              SERIES B
                                                               CONVERTIBLE            CONVERTIBLE
                                                             PREFERRED STOCK        PREFERRED STOCK            COMMON STOCK
                                                           SHARES      AMOUNT     SHARES     AMOUNT        SHARES        AMOUNT
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                 9,126     $9,125,470     300     $295,000     48,904,299     $48,904
    Shares issued for cash, net of offering costs             --             --      --           --      8,492,572       8,493
    Shares issued upon conversion of convertible notes        --             --      --           --      1,864,240       1,864
    Shares issued for director's fees and services            --             --      --           --        183,429         183
    Amortization of unearned consulting expense               --             --      --           --             --          --
    Paid-in capital for cost of options issued                --             --      --           --             --          --
    Warrants issued for loans and consulting services         --             --      --           --             --          --
    Series A preferred stock dividends                        --             --      --           --             --          --
    Net loss                                                  --             --      --           --             --          --
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                                9,126     $9,125,470     300     $295,000     59,444,540     $59,444
===============================================================================================================================


 ADDITIONAL      UNEARNED
  PAID -IN      CONSULTING      ACCUMULATED
   CAPITAL       EXPENSE          DEFICIT           TOTAL
-------------------------------------------------------------
$28,524,732     $(357,000)     $(40,598,051)     $(2,960,945)
  4,479,354            --                --        4,487,847
    426,911            --                --          428,775
     61,400            --                --           61,583
         --       357,000                --          357,000
    117,449            --                --          117,449
    206,009            --                --          206,009
         --            --          (682,338)        (682,338)
         --            --        (7,781,093)      (7,781,093)
-------------------------------------------------------------
$33,815,855     $      --      $(49,061,482)     $(5,765,713)
=============================================================



See Notes to Condensed Consolidated Financial Statements.

                        ISECURETRAC CORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                           2004                2003
-------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
     Net loss                                                         $(7,781,093)         $(4,522,847)
     Depreciation and amortization                                      1,475,877              452,276
     Impairment charge of monitoring equipment                          1,341,251                   --
     Impairment charge of intangibles subject to amortization             302,298                   --
     Interest expense related to convertible debt                       1,900,000                   --
     Other                                                                 (7,016)           3,712,885
-------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                          (2,768,683)            (357,686)
-------------------------------------------------------------------------------------------------------
     Monitoring equipment                                              (1,077,705)             (22,412)
     Deferred gain on sale-leaseback transaction                          667,039               39,725
     Other                                                                (18,558)             308,128
-------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by investing activities              (429,224)             325,441
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Decrease in notes payable                                           (657,397)          (1,011,422)
     Proceeds from long term debt                                       3,025,000            1,120,000
     Principal payments on long term debt                              (1,223,624)            (361,233)
     Net proceeds from issuance of common stock                         3,148,592            1,252,540
     Other                                                               (987,473)            (926,461)
-------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                       3,305,097               73,424
-------------------------------------------------------------------------------------------------------
        Increase in cash                                                  107,191               41,179
Cash, beginning of period                                                 125,399               47,374
-------------------------------------------------------------------------------------------------------
Cash, end of period                                                   $   232,590          $    88,553
=======================================================================================================
Supplemental Disclosures of Cash Flow Information:
     Cash payments for:
        Interest                                                      $   597,822          $   174,082
        Income Taxes                                                           --                   --

See Notes to Condensed Consolidated Financial Statements.

                        ISECURETRAC CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. GENERAL

The condensed consolidated balance sheet of iSECUREtrac Corp ("iSt" or "we", "us", or "our") at December 31, 2003, has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three and nine months ended September 30, 2004, and for the three and nine months ended September 30, 2003, are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations and cash flows for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

The accompanying financial statements of iSECUREtrac Corp have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of iSt to continue as a going concern. As shown in the statements of operations, iSt has not yet achieved profitable operations. As of September 30, 2004, iSt has insufficient working capital to execute its business plan. These items raise substantial doubt about the ability of iSt to continue as a going concern. Management plans to continue financing operations and development of our technology through the plan described herein.

NOTE 2. COMMON STOCK OPTIONS AND WARRANTS

During the quarter ended September 30, 2004, we granted options to purchase 21,500 shares of common stock to fourteen employees pursuant to their stock option agreements and employee bonus incentive plans. The exercise prices for 21,500 of the employee's options are at 85% of fair value of iSt's common stock and vest ratably over two years. iSt had 248,648 options forfeited and no options exercised during the quarter ended September 30, 2004.

iSECUREtrac Corp., at September 30, 2004, had 13,316,874 outstanding stock options, 20,011,683 outstanding warrants, 9,125,470 shares issuable upon the conversion of Series A Convertible Preferred Stock, 500,100 shares issuable upon the conversion of Series B Convertible Preferred Stock, 9,028,210 shares issuable upon the conversion of subordinated convertible notes and 4,950 shares issuable upon conversion of a convertible subordinated debenture, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation: As of September 30, 2004, iSt had various stock-based compensation plans. iSt accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which measures compensation as the difference between the fair value of the stock at the date of award and the amount required to be paid for the stock. Stock-based compensation of $25,612 and $21,730 has been reflected in the net loss for the three-month periods ending September 30, 2004 and 2003, respectively, and $96,489 and $65,510 has been reflected in net loss for the nine-month periods ending September 30, 2004, and 2003, respectively. The following table illustrates the effect on net loss for the three and nine-month periods ending September 30, 2004, and 2003, as if iSt had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                                  2004               2003             2004            2003
-------------------------------------------------------------------------------------------------------------------------------
Net loss, as reported                                           $(1,614,450)     $(1,895,444)     $(7,781,093)     $(4,522,846)
Add:  Stock-based employee compensation expense included in
  reported net loss                                                  25,612           21,730           96,489           65,510
Deduct:  Total stock-based employee compensation expense
  determined under fair value based method for all awards            (3,645)        (121,377)      (1,475,673)        (302,411)
-------------------------------------------------------------------------------------------------------------------------------
Pro forma net loss                                              $(1,592,483)     $(1,995,091)     $(9,160,277)     $(4,759,747)
===============================================================================================================================
Basic and diluted loss per share:
     As reported                                                $     (0.03)     $     (0.05)     $     (0.16)     $     (0.13)
===============================================================================================================================
     Pro forma                                                  $     (0.03)     $     (0.05)     $     (0.19)     $     (0.14)
-------------------------------------------------------------------------------------------------------------------------------

In determining the pro forma amounts above during 2004 and 2003, the value of each grant is estimated at the grant date using the fair value method prescribed in SFAS No. 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3.5 years and; expected price volatility of 94.09% and 85.94%.

The fair value of stock options and warrants issued to non-employees is being accounted for using SFAS No. 123. Related compensation expense is charged to income when incurred.

NOTE 4. MANAGEMENT PLANS

Because of a limited operating history, it is difficult to evaluate the business. Factors that may cause a failure to meet business goals include the following: the ability to raise adequate capital to finance the business plan; the future financial condition, liquidity and business prospects generally; an inability to respond to competitive market conditions; marketplace acceptance and market demand of the Company's products; perceived opportunities in the marketplace for the Company's current products and other products under development; future sales levels and other business plans for the future. Profitability will require the successful commercialization of the Company's Personal Tracking Units (PTUs) and tracNET24 software. No assurances can be given when this will occur or that the Company will ever be profitable.

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

10,956,523 shares of our authorized but unissued common stock has been reserved for issuance to certain private investors to whom iSt issued 4% subordinated convertible promissory notes, in the aggregate amount of $1,200,000 on May 28, 2004. 5,217,392 of such shares are issuable pursuant to the promissory notes and 5,739,131 of such shares are issuable pursuant to certain warrants. The notes may be converted at any time up to the maturity date of May 28, 2006. As of September 30, 2004, iSt converted $34,500 of the $1,200,000 of convertible notes from this group of investors totaling 150,000 shares.

6,326,087 shares of our authorized but unissued common stock has been reserved for issuance to certain private investors to whom iSt issued 4% subordinated convertible promissory notes, in the aggregate amount of $700,000 on July 1, 2004. 3,043,479 of such shares are issuable pursuant to the promissory notes and 3,282,608 of such shares are issuable pursuant to certain warrants. The notes may be converted at any time up to the maturity date of May 28, 2006. As of September 30, 2004, iSt converted $394,275 of the $700,000 of convertible notes from this group of investors totaling 1,714,240 shares.

The Company has made numerous expense cuts that have significantly improved our results of operations. Over the last two quarters, sales, general and administrative costs have been reduced by 56% and costs of revenues have been reduced by 62% while revenues have increased by 40%. Over the same time period, cash revenues and cash gross profit have increased by 38% and 87%, respectively, while cash operating expenses have been cut by 30%. Additional expense reductions have been realized and will be reflected in the fourth quarter's operations.

iSt's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, meet its product development goals, secure new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that may result from these uncertainties. To date, the Company has accumulated significant losses. Consequently, it has had difficulty in obtaining funding from commercial lenders, resulting in the need to obtain funding from private sources. Management plans to continue financing development of the technology and operations through external and related party financing. On November 9, 2004, the Company closed on a private placement of $925,000 in equity financing from related parties. Negotiations for additional equity financing from unrelated parties are in process.

NOTE 5. MONITORING EQUIPMENT

Monitoring equipment, including leased equipment, is carried at cost and is being depreciated by the straight line method over useful lives of up to 5 years. Depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets. As of September 30, 2004 and December 31, 2003, leased equipment totaled $2,676,180 and $1,551,809, respectively. Accumulated depreciation on iSt's leased equipment as of September 30, 2004 and December 31, 2003 totaled $988,082 and $260,171, respectively.

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

Intangible assets are those that can be separately identified and assigned a value. Intangible assets consist of customer monitoring contracts and loan acquisition costs. In regards to the customer monitoring contracts, the Company is amortizing the intangible assets based on the revenue stream of the existing contracts. As for the loan acquisition costs, the Company is amortizing those costs over the life of the loan. For the nine months ending September 30, 2004 and 2003, amortization expense was $422,249 and none, respectively. The composition of goodwill and intangible assets at September 30, 2004, is as follows:

                                      GOODWILL       OTHER INTANGIBLES         TOTAL
----------------------------------------------------------------------------------------
Balance at December 31, 2003          $2,302,179         $ 822,856          $ 3,125,035
   Amortization                               --          (422,249)            (422,249)
----------------------------------------------------------------------------------------
Balance at September 30, 2004         $2,302,179         $ 400,607          $ 2,702,786
----------------------------------------------------------------------------------------

NOTE 7. SUBSEQUENT EVENT

On November 9, 2004, the Company completed a $925,000 private placement at $0.23 per share. The private placement was made with an investment group which included iSECUREtrac's Chairman Roger Kanne and Board members Martin Halbur, Robert Badding, and Ronald Muhlbauer. The additional capital will be used to support the company's growth objectives.

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

EQUIPMENT REVENUE

Equipment Revenue is derived from the sale of product. For the three and nine months ended September 30, 2004, equipment revenues were $126,729 and $278,520 compared to $38,261 and 119,211 for the three and nine month periods in 2003. $6,804 and $108,601 of this three and nine month increase, respectively, is attributable to the acquisition of TSC. $105,840 in equipment revenue was recorded in the 3rd quarter 2004 from the sale of 63 PTUs.

LEASING REVENUE

Leasing Revenue is derived from the leasing of monitoring equipment. For the three and nine month periods ended September 30, 2004, leasing revenues were $389,654 and $980,856 compared to $105,300 and $143,523 for the same periods in 2003. $179,924 and $538,660 of this three and nine month increase, respectively, is attributable to the acquisition of TSC with the balance due to an increase in units under lease.

HOSTING REVENUE

Hosting Revenue is derived from the fees charged to customers for the use of ASP and monitoring center services. For the three and nine months ended September 30, 2004, hosting revenues were $559,732 and $1,606,504 compared to $207,251 and $262,982 during the three and nine month periods in 2003. $200,107 and $986,718 of this three and nine month increase, respectively, is attributable to the acquisition of TSC with the balance due to the increased deployment of PTUs.

GAIN ON SALE-LEASEBACK TRANSACTIONS

The Gain on Sale-leaseback Transactions consists of amortization of the deferred gain that is recorded upon delivery of units in conjunction with the sale-leaseback transactions the Company entered into. For the three and nine months ended September 30, 2004, the gain on sale-leaseback transactions for related parties was $162,184 and $390,618 compared to $22,766 and $22,766 during the same periods in 2003. The gain on all other sale-leaseback transactions for the three and nine months ended September 30, 2004, was $7,051 and $18,685, compared to $5,653 and $16,959 during the same periods in 2003.

SERVICE REVENUE

For 2004, Service Revenue consisted of sales of non-core product that included various ancillary computer equipment and the maintenance associated with such equipment. For the three and nine months ended September 30, 2004, Service Revenue was $49,018 and $99,544 compared to $7,621 and $11,346 for the comparable periods of 2003. $17,817 and $54,500 of this three and nine month increase, respectively, is attributable to the acquisition of TSC.

COST OF REVENUES

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. A portion of the cost of revenues consists of the amortization of product development costs, which began in March 2002. This amortization amounted to $78,715 and $236,145 for the three and nine months ended September 30, 2004 and $78,715 and $236,145 for the same periods in 2003. For the three and nine months ending September 30, 2004, Cost of Revenues was $738,397 and

$3,507,055, compared to $274,554 and $573,502 during the same periods in 2003. $208,450 and $2,150,585 of this three and nine month increase, respectively, is attributable to the acquisition of TSC, including a $1,341,251 write down to market value during the 1st Quarter of 2004 of certain host monitoring equipment pursuant to the company's strategy of moving to the tracNET24 platform for all electronic monitoring. Other contributing factors include the overall increase in deployment of PTUs.

RESEARCH AND DEVELOPMENT

Research and Development expenses are the direct costs associated with iSt's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for iSt's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $162,850 and $519,322 for the three and nine months ended September 30, 2004, compared to $178,328 and $551,777 for the three and nine month periods in 2003.

SALES, GENERAL AND ADMINISTRATIVE

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations and marketing of the Company, outside of the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, all travel, fixed telephone expenses, office leases and supplies, marketing, advertising in magazines and periodicals, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. SG&A expenses were $1,048,626 and $4,536,504 for the three and nine months ended September 30, 2004, compared to $1,163,666 and $3,178,339 for the three and nine month periods in 2003. $99,243 of this three month decrease was due to the merging of operations with TSC. The primary reasons for the three month decrease were decreases in salaries and wages and decreases in fees paid for contract labor. $1,341,581 of this nine month increase was related to the acquisition of TSC. The nine month increase included a $302,298 1st quarter write down of certain monitoring contracts, with the balance primarily attributable to the amortization of unearned consulting fees and increases in salaries and wages due to addition of sales personnel.

OPERATING LOSS

For the three and nine months ended September 30, 2004, operating loss was $655,505 and $5,188,154, compared to $1,229,696 and $3,726,831 for the same periods in 2003. The three month decrease is primarily related to the decrease in SG&A expenses and increase in revenues for the three month period as stated above. The nine month increase is primarily attributable to the 1st quarter 2004 impairment charge.

INTEREST EXPENSE

For the three and nine months ended September 30, 2004, interest expense totaled $958,968 and $2,571,373, compared to interest expense of $107,629 and $238,108 in the three and nine month periods of 2003. During the three and nine months periods of 2004, the company recorded $700,000 and $1,900,000, respectively, of non-cash interest expense related to the issuance of convertible debt with detachable warrants and pursuant to APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The balance of the increase was due to higher borrowings by the Company in 2004.

FINANCING FEES

For the three and nine months ended September 30, 2004, financing fees were none and $21,598, respectively, compared to $558,158 and $558,158 for the comparable periods of 2003. In 2004, financing fees were directly related to private placement offerings. In 2003, financing fees were issued prior to any funding received by the Company and were not tied to any private placement offerings.

NET LOSS

For the three and nine months ended September 30, 2004, the Company had a net loss of $1,614,450 and $7,781,093, compared to a net loss of $1,895,444 and $4,522,846 in the three and nine month periods of 2003, for the reasons described above.

PREFERRED DIVIDENDS

For the three and nine months ended September 30, 2004, preferred dividends totaled $234,470 and $682,338, as compared to $216,771 and $629,687 for the comparable periods of 2003. This change was due to more outstanding Series A Convertible Preferred Stock during 2004.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

For the three and nine months ended September 30, 2004, there was a net loss available to common stockholders of $1,848,920 and 8,463,431 compared to $2,112,215 and $5,152,533 in the three and nine month periods of 2003. The reasons for these changes are described above.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2004, the Company used $2,768,683 of cash in operating activities, another $429,224 in investing activities, and generated $3,305,097 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash for the nine months ended September 30, 2004 of $107,191. For the same period of 2003, the Company used $357,686 of cash in operating activities and generated $325,441 from investing activities and $73,424 from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash for the nine months ended September 30, 2003 of $41,179.

The Company completed a sale-leaseback transaction with a related party (consisting of various stockholders) involving 235 Series 2200 PTUs for $375,000 during the second quarter of 2004. This transaction generated a gain of approximately $199,000 that is being amortized into income over the term of the lease (24 months).

The Company is in the process of completing an additional sale-leaseback transaction with a related party (consisting of various stockholders) involving 500 Series 2150 PTUs. As of September 30, 2004, iSt had received funding from this related party totaling $625,000. Of the 500 units under this lease agreement, 434 have been distributed to customers. This transaction has generated a gain of approximately $260,000 that is being amortized into income over the term of the lease (24 months).

The Company is in the process of completing one other sale-leaseback transaction with a related party (consisting of various stockholders) involving 500 Series 2250 PTUs. As of September 30, 2004, iSt had received funding from this related party totaling $500,000. Of the 500 units under this lease agreement, 206 have been distributed to customers. This transaction has generated a gain of approximately $227,000 that is being amortized into income over the term of the lease (24 months).

Other sale-leaseback opportunities are being pursued with various third party leasing companies. Lease funding of PTUs units can be an ongoing source of funding to meet cash requirements.

As of September 30, 2004, the Company lacked sufficient operating capital to fund its ongoing development and operations and did not have commitments other than the following for either debt or share purchases to meet its planned 2004 operating capital requirements. On November 9, 2004, the

Company closed on a private placement of $925,000 in equity financing from related parties. Negotiations for additional equity financing from unrelated parties are in process. Based on revenue forecasts and expense budgets, management expects the proceeds from this financing to fund operating requirements until the Company achieves breakeven from operations by the end of the first quarter of 2005.

The Company has made numerous expense cuts that have significantly improved our results of operations. Over the last two quarters, sales, general and administrative costs have been reduced by 56% and costs of revenues have been reduced by 62% while revenues have increased by 40%. Over the same time period, cash revenues and cash gross profit have increased by 38% and 87%, respectively, while cash operating expenses have been cut by 30%. Additional expense reductions have been realized and will be reflected in the fourth quarter's operations.

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

As of October 29, 2004, the following additional borrowing facilities were in place:

A note payable from U.S. Bank N.A. of Omaha, Nebraska. This note calls for monthly payments of $16,557, including interest, through March 15, 2005, when all remaining principal and interest are due. The interest rate is a variable rate based on the U.S. Bank N.A. Reference Rate (the "Index Rate") plus 1%. As of October 29, 2004, the Index Rate was 4.75% and the outstanding loan balance was $152,774. This loan is secured by a security interest in the Company's tangible and intangible assets and the personal guarantees of various stockholders.

An unsecured note payable from Merrill Corporation resulting from the conversion of accounts payable. This short-term note carries an interest rate of 5% and matured on March 31, 2004. As of October 29, 2004, the outstanding loan balance was $44,710.

A $73,366 note payable from Nebraska State Bank of Omaha. This long-term note matures on May 10, 2005 and carries an interest rate of 6.50%. Principal and interest payments are due monthly. As of October 29, 2004, the outstanding loan balance was $71,650.

A $3,452,239 note payable from Westburg Media Capital, LP. This long-term note calls for monthly payments including interest of $67,000 with a balloon payment for the remaining amount due in full in November 2007. The interest rate is based on the U.S. Bank of Washington prime rate plus 4%. As of October 29, 2004, the rate in effect was 8.75% and the outstanding loan balance was $2,724,172. This note payable is secured by all corporate assets.

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

A $1,000,000 subordinated convertible note with MicroCapital Fund LLC. This long term note carries an interest rate of 10% convertible into shares of the Company's common stock at $0.38 per share with quarterly interest payments and matures in October 2008.

A series of notes with nine entities totaling $1,900,000 at 4% interest convertible into shares of the Company's common stock at $0.23 per share. These convertible notes mature on May 28, 2006. As of October 29, 2004, conversion requests have resulted in the reduction of principal balances of these notes to $1,441,225.

A 10%, convertible debenture, currently due, convertible into Common Stock at $6.06 per share. iSt currently owes $30,000 on this debenture.

Eight capital leases with related and unrelated parties carrying interest rates ranging from 9.75% to 10.65% and maturing in January 2005 to October 2007. As of October 29, 2004, the aggregate balance on these leases totaled $1,887,356.

The majority of the remaining $2,051,388 in notes payable consists of amounts owed to individuals, primarily directors of iSt, which mature within one year and carry interest rates of 5% to 10%.

ITEM 3. CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

iST claims exemption under the Securities Act of 1933 Section 4(2) for the following equity transactions which took place in the third quarter of 2004.

      1. Board members were compensated in total with 13,635 shares of stock valued at $3,000 for attending one (1) third quarter board meeting. The 13,635 shares were comprised of three board members receiving 4,545 shares each on August 27, 2004.

      2. On August 13, 2004, we issued 326,087 shares of our common stock valued at $75,000 to an outside investor for purchasing stock via our private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS

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

                                                iSECUREtrac Corp.
                                                By:   /s/ Thomas E. Wharton Jr.
                                                      -------------------------
                                                         Thomas E. Wharton Jr.
                                                         President & CEO

                                                Dated:  November 15, 2004