Form 10KSB
period 2004-12-31
ISECURETRAC CORP
filed 2005-03-31
CIK 1088120

As filed with the Securities and Exchange Commission on March 31, 2005.
================================================================================

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

                   For the fiscal year ended December 31, 2004

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

                             5078 South 111th Street
                              Omaha, Nebraska 68137
               (Address of principal executive offices)(Zip Code)
                    Issuer's telephone number: (402) 537-0022

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $4,679,486.

The aggregate market value of the common stock of the registrant held by non-affiliates, all of which is voting, was approximately $11,080,736, based on the closing sale price reported on March 28, 2005.

As of March 28, 2005, there were 90,514,475 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2005 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2004, are incorporated by reference in Items 9, 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-KSB.


Transitional Small Business Disclosure format (check one): YES [  ] NO [X]

================================================================================

                                     PART I.

Regarding Forward-Looking Statements

This Form 10-KSB contains forward-looking statements including statements about the future of iSecureTrac Corp.'s ("iSECUREtrac" or "iSt" or the "Company")
products and the industry, statements about future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-KSB, forward-looking statements are generally identified by the words "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. Readers of this Form 10-KSB should understand that a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements contained herein. Many of these factors are described in Item 1 under the heading "Risk Factors". Other factors discussed elsewhere in this report, in filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference may also affect the Company's future financial condition and results of operations.


Item 1.  Description of Business

Overview

The Company is a Delaware corporation that is the successor in interest to a Colorado corporation that was initially incorporated in 1983. The Company has been engaged in its current business of providing GPS-based products and services for the tracking of criminal offenders since late 1997. On June 19, 2001, the name of the Company was changed to iSecureTrac Corp.

On August 28, 2003, the Company acquired all of the outstanding capital stock of Tracking Systems Corporation ("TSC"), a Pennsylvania corporation headquartered in Harrisburg, Pennsylvania, in exchange for 4,423,077 shares of iSt common stock and the assumption of $4,294,933 of TSC debt. The acquisition of TSC allowed the Company to expand its customer base and its product line (see "Products" below), including the MEMS breath alcohol monitoring technology. TSC is now a wholly-owned subsidiary of the Company and the results of its operations from August 29, 2003, are included in the Company's consolidated financial statements.

Business

The Company develops, markets, and distributes electronic monitoring products employing global positioning satellite ("GPS") technology and related services to criminal justice agencies, both in the United States and internationally, for use in offender management programs. The Company's three principal sources of revenues are: (i) selling and leasing of monitoring units to criminal justice agencies, (ii) providing agencies the use of Company's proprietary software including its web-based tracking and monitoring system known as tracNET24(TM) and (iii) providing ancillary services such as training, monitoring and data archiving.

By using the Company's products and services, these agencies can realize a substantial cost savings over the cost of incarceration and improve the efficiency of probation and parole officers and other limited resources. As a result, the Company's products and services offer the backlogged criminal justice system a more secure solution to the problems of rapidly growing criminal populations, overcrowded correctional facilities and more lenient sentencing alternatives. Electronic monitoring offers three distinct advantages over incarceration: (1) it reduces the public's tax burden by allowing the offender to work and, subsequently, to pay for electronic monitoring; (2) it reduces prison and jail overcrowding by providing a viable alternative to incarceration and; (3) it helps to reduce the rate of recidivism (re-offense) when combined with regular rehabilitation/reintegration sessions.

According to the U.S. Bureau of Justice Statistics latest report, dated July 25, 2004, 6.9 million adults were under some form of correctional supervision at December 31, 2003. The number of prisoners under the jurisdiction of federal or state correctional authorities on that date reached a record high of 2.1 million. Moreover, 4.8 million adults were under parole or probation supervision and approximately two out of every three people released from prison are rearrested within three years of their release. The total adult correctional population has increased 45.5% from 1992 to 2003. This growth in the adult correction population has resulted in stresses on the correctional system in terms of both management and costs. This has led to increased use of probation and parole as alternatives to incarceration. Unfortunately, the ability of criminal justice agencies to monitor the increasing number of probationers and parolees effectively has resulted in a steady increase in the average caseloads assigned to probation officers and other caseworkers. Traditional methods used by agencies to monitor individuals under their supervision do not allow for effective supervision of offenders. Electronic monitoring enables an agency to monitor, at a greater level of supervision, the activities of a growing number of probationers and parolees without having to proportionately allocate additional labor resources to such monitoring efforts. Non-incarceration programs can give corrections and law enforcement agencies more flexibility in solving budget-related problems. Since public safety is maintained or improved by linking alternative sentencing programs with electronic monitoring, alternative sentencing programs like work release become viable, cost-effective tools for today's correctional system.

Although the criminal justice market is its primary market, the Company continues to explore opportunities for marketing its tracking technology to users in other markets such as transportation. The Company's system was developed to be readily adaptable to meet the needs of locating and tracking vehicles and other assets. The Company also maintains the capability to undertake special projects to help customers to meet their unique needs.

Products

The Company's tracking and monitoring products include:

      o     GPS offender tracking,


      o     continuous or "House Arrest" monitoring, and


      o     remote automated breath alcohol testing systems.


GPS Offender Tracking. The Company's GPS-based offender tracking system tracks the geographic location of offenders, reports specific activities and identifies violations against customer-established parameters. The system consists of a Personal Tracking Unit (PTU), a transmitter bracelet worn on the wrist or ankle, and a charger base. The PTU records GPS tracking points every 10 seconds and transmits offender time/location/violation data to a highly secure, completely redundant central monitoring system. The central monitoring system then sends any violation notifications to law enforcement personnel using various methods, including telephone calls, paging, e-mail and web-based reports. The PTU is easily carried or worn on the offender's waist by slipping it into a Velcro pouch that attaches to the belt. If the offender moves into an area that is off-limits (known as an exclusion zone), the PTU will record a violation. Conversely, if the offender is not where he/she should be at a certain time (known as an inclusion zone), the PTU will also record a violation. The offender wears a radio frequency ("RF") transmitter at all times; the transmitter is waterproof, shockproof, and has a minimum battery life of one year. The transmitter emits an RF signal with a maximum range of approximately 130-150 feet. The PTU receives the transmitter's signal and, if the two are separated by more than 150 feet, the signal fades and the PTU records a violation. This effectively "tethers" the offender to the PTU. If the offender tampers with or removes the transmitter, a unique tamper signal is sent to the PTU and a violation is reported. When the offender returns home, he/she can place the PTU in the charging base but still must stay within 130-150 feet of the PTU. This allows for uninhibited movement within a house during PTU charging.

Monitoring can be done on either an active or passive basis. Active GPS tracking utilizes cellular technology and has the ability to notify law enforcement personnel in real-time when offender violations occur. The Company's 2250 active

PTU notifies authorities within 60 seconds of a violation. Clients can also locate offenders enrolled in active GPS tracking programs by using an on-demand offender locate feature in tracNET24. The Company's 2150 passive PTU transfers all offender tracking/violation data over a standard, land-line telephone connection whenever the passive PTU is placed in the charging base. Law enforcement personnel can then review offender tracking and compliance on a next-day basis, rather than in real-time.

House Arrest. House Arrest is a system that enables law enforcement agencies to verify an offender's presence in a building (such as a residence or work release facility) and to monitor the offender's compliance to an agency-defined schedule/curfew. An offender on House Arrest wears an RF transmitter bracelet and is continuously monitored by a House Arrest Unit (HAU) located in the building. The HAU records whenever the transmitter signal goes out of range, meaning that the offender is no longer in the confines of the house or other building. The HAU communicates with the central monitoring system over land-line telephone connections or cellular connections, depending on the needs of the agency. iSt's House Arrest system can be readily converted to a passive GPS system.

Remote Breath Alcohol Testing. iSt's 2000 VB remote automated Breath Alcohol Testing system allows participants' breath alcohol levels to be tested remotely, rather than on-site. The 2000 VB System incorporates two methods of electronic monitoring supervision into one product: (i) visual recognition utilizing a visual display telephone; and (ii) breath alcohol testing employing microelectro-mechanical systems (MEMS) technology. The 2000 VB HomeStation analyzes a participant's breath sample, photographs the participant, and transfers information to the monitoring center. Failed tests and other similar instances of non-compliance are reported to the law enforcement agency by monitoring center personnel.

Web-based Monitoring Services

Agencies can manage both GPS tracking and House Arrest systems through iSt's web-based offender monitoring software, known as tracNET24. Law enforcement personnel can access violation reports/information and GPS tracking (if applicable) through secure logins to iSt's tracNET24 website. Rather than requiring customers to install proprietary software on each agency computer, iSt's software is completely web-based, meaning that any Internet-ready device (laptop, desktop PC, or wireless PDA) has access to tracNET24. Customers use tracNET24 to enroll/delete offenders, customize offender schedules, create inclusion and exclusion zones, view GPS tracking maps, view reports/stats, and change notification preferences. The primary backbone of the system, running the website and storing vital offender information, is housed in an ultra-secure, redundant, and virtually disaster-proof (designed to withstand a direct hit by a tornado) data center in Omaha, Nebraska.

The standard hosting services agreement contains terms for guaranteed system availability and capacity, accessibility through the Internet with standard browsing software and access to archived data. A daily fee is charged for each monitoring system tracked for a customer. The usual term of such agreements is from one to three years, with automatic one year renewals thereafter.

Customers

The Company's principal customers are federal, state, county, and municipal law enforcement agencies in both the United States and in various foreign countries. Currently, the Company provides offender tracking products and services to 227 customers in 42 states and one foreign country. No single customer accounted for more than 5% of the Company's total revenues during 2004. The total combined revenues from the Company's top ten customer accounted for less than 25% of the Company's total revenues for 2004.

Sales and Distribution Channels

The Company markets and sells its products and services to criminal justice agencies throughout the United States directly through its in-house sales force and indirectly through third party distributors and service providers (i.e. private companies that operate monitoring centers for state and county agencies). The Company's in-house sales force is made up of eight sales professionals who are each assigned a specific geographic region and are responsible for all federal, state, county, and municipal opportunities within their region. The Company markets and sells its products and services internationally through exclusive strategic alliances that are formed on a country-by-country basis.

Agreements with distributors and service providers typically take the form of sales agreements, authorizing resale and leasing of monitoring units, and hosting services agreements, which provide for the use of the Company's web-based software or monitoring services. Negotiated product volume discounts, product shipping and delivery terms, pricing for training, and extended product warranties are also described in the distribution agreements.

Competition

The market for GPS-enabled offender monitoring products and services is fragmented and no single company controls a dominated market position. A number of companies currently compete in this market including Pro Tech Monitoring, BI Incorporated and Sentinel Monitoring. In addition, several other companies are known to be attempting to deploy a GPS product, including Satellite Tracking of People LLC, Passpoint, and Celltrack. The Company competes with other providers of electronic monitoring primarily on the basis of price, the functionality and quality of its product and the quality of service.

Principal Suppliers

The Company's GPS and RF hardware products are manufactured by third party contract manufacturers in accordance with manufacturing specifications set by the Company. The PTUs and other hardware components are designed to use off-the-shelf electronic components available for any standard electronic assembly. iSt works in partnership with contract manufacturers to manage the supply chain of electronic components for the manufacture of the Company's products. In January of 2003, iSt contracted with Altron Inc, of Anoka, Minnesota, an ISO-9002 qualified electronics manufacturer, to be the primary manufacturer of PTUs.

Intellectual Property Rights

To establish and protect its proprietary technologies and products, the Company relies on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in its contracts. iSt has been issued four patents to date by the United States Patent Office: (i) No. 6,072,396 for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals" was issued on June 6, 2000 and will expire on April 24, 2017; (ii) No. 6,100,806, also for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals" was issued on August 8, 2000 and will expire on April 24, 2017; and (iii) No. 6,337,665 was issued on January 8, 2002, for an "Antenna Orientation Maintaining System in a System for Tracking Individuals and Method of Use" and will expire on October 18, 2020; and (iv) No. 6,646,617 was issued on November 11, 2003, for an "Antenna Orientation Maintaining System in a System for Tracking Individuals and Method of Use" and will expire on October 18, 2020.

Regulation

The Company is subject to various regulations of the Federal Communications Commission relating to the manufacture, sale and use of radio frequency radiation devices. Similarly, devices utilizing GPS technology must conform to government specifications. The Series 2100 PTU received FCC Part 15C approval in August, 2001 (OAM2100). The Series 2130 received FCC Part 15C approval in May,

2003 (OAM2100-433). The 2150 and 2250 Series PTUs received FCC Part 22H and Part 24E approvals in March, 2004 (OAM2250).

Research and Development

The Company's research and development efforts are focused on the design and development of its offender monitoring products, including additional functionality in the Series 2150 and 2250 PTUs. During 2004 and 2003, iSt expended $687,914 and $750,443, respectively, toward research and development. The costs of such research and development are typically borne by the Company and not by customers.

Employees

As of January 31, 2005, iSt had 48 full-time employees (FTEs), 1 part-time employee and 1 contract employee on staff. Of the 48 FTEs, seven are administrative personnel, nine are in sales, six are in customer support, ten are in the monitoring center, and 17 are in engineering and development.

General Information

The Company's principal office is located at 5078 South 111th Street, Omaha, Nebraska, 68137 (telephone: 402-537-0022) and its internet address is www.isecuretrac.com. The Company's annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports are available free of charge through its website as soon as reasonably practicable after these documents are filed with the Securities and Exchange Commission. The information contained in the website is not part of this Report on Form 10-KSB.

Risk Factors

The Company's business and financial condition are subject to a number of risks and uncertainties, many of which are beyond the control of the Company. These risks and uncertainties include the following:

The Company has a history of losses and expects to incur losses in the future.

The Company has experienced losses since inception of its operations. Its net losses to common shareholders were $10.6 million and $7.9 million in 2004 and 2003, respectively. As a result, on December 31, 2004, the Company had an accumulated deficit of $51.2 million. iSt incurred losses primarily because sales volumes were insufficient to cover fixed costs of revenues and high levels of sales, general and administrative expenses and interest and other financing costs. Our sales depend primarily on the awarding of government contracts. The amounts and timing of such contracts are subject to substantial uncertainty, including failures to receive legislative appropriations. Until the market for the Company's products develops and it is able to generate higher levels of revenues, the Company expects to continue to generate losses and there is no assurance that it will become profitable.

The Company has the authority to issue a certificate of preferred stock which may have rights senior to those of the common stock and could give the holders thereof the ability to control the Company.

The Company's Certificate of Incorporation authorizes the Board of Directors to issue new classes (or modify existing classes) of preferred stock which could include rights senior to those of the common stock with respect to voting, payment of dividends and distributions upon liquidation or other corporate events. Accordingly, the holders of any preferred stock could have the ability to control most decisions made by the Company, including any decision to sell the Company or its assets or to merge with another company.

The Company's technology, products and services may become obsolete and this could result in substantial amounts to be expended to upgrade its products and services or lose market share, either of which could materially adversely affect business operations.

The market in which the Company competes is characterized by rapid technological change, evolving industry standards, frequent introductions of new products, and changes in customer demands that can render existing products obsolete and unmarketable. iSt's future success will depend upon its ability to address the increasingly sophisticated needs of customers by supporting existing and emerging hardware, software, database, and networking platforms and by developing and introducing enhancements to existing products and new products on a timely basis that keep pace with technological developments, evolving industry standards, and changing customer requirements. If the technology, products and services become obsolete, iSt's business operations will be materially adversely affected.

The Company faces significant competition and this may make it difficult to achieve profitability.

The market for GPS-based offender tracking equipment and services is very competitive. iSt competes with many other companies including Pro Tech Monitoring, BI Incorporated and Sentinel Monitoring. In addition, several other companies are known to be attempting to deploy GPS product, including Satellite Tracking of People LLC, Passpoint, and Celltrack, and other companies may enter the market in the future. Many of these competing companies have greater resources than iSt or may enjoy other competitive advantages. This may allow them to more effectively market their products to iSt's customers or potential customers, to develop products that make iSt's products obsolete or to produce and sell less expensive products. As a result of these competitive factors, demand for and pricing of the Company's products and services could be negatively affected.

If any of the key vendors that manufacture the Company's monitoring equipment are unable to meet supply needs, business will be materially adversely affected.

The Company currently relies on one mid-sized electronics manufacturer to manage the supply chain of electronic components and manufacture its PTUs. If iSt were unable to obtain equipment from current venders in sufficient quantities or in a timely manner, its ability to market its products and services could be impaired, which could limit future revenues. In addition, if iSt were required to seek alternative sources of supply, it could be time consuming or expensive or require significant and costly modification to its products.

The Company does not control GPS technology and if it does not have continued access to this technology, business will be materially adversely affected.

The Company's products and services rely on signals from GPS satellites built and maintained by the U.S. Department of Defense. If it does not have continued access to GPS technology and satellites, it will be unable to deliver products and services and revenues will decrease significantly. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and the Company's services may cease and customer satisfaction would suffer. In addition, the U.S. government could decide not to continue to operate and maintain the GPS system satellites over a long period of time or to charge for the use of the GPS system. Furthermore, because of increasing commercial applications of GPS, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals in the future. If the foregoing factors affect the availability and pricing of GPS technology, the Company's business will suffer. GPS technology is also dependent upon the use of radio frequency spectrum. An international organization known as the International Telecommunications Union controls the assignment of spectrum. If the

International Telecommunications Union reallocates radio frequency spectrum, iSt's services may become less useful or less reliable. This would, in turn, harm business. In addition, emissions from mobile satellites and other equipment using other frequency bands may adversely affect the utility and reliability of iSt's services.

The measures iSt takes to protect its proprietary information rights may not be adequate and if the Company is not able to protect its intellectual property rights, business may be materially adversely affected.

The Company relies on a combination of patents, copyrights, trade secrets, and trademark laws. It also relies on confidentiality procedures and contractual provisions to protect its intellectual property rights. It believes that factors such as the technological and creative skills of company personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. There are risks: (1) that any patents issued to iSt may be invalidated, circumvented, or challenged; (2) that the rights granted thereunder will not provide competitive advantages; or (3) that no future patent applications will be issued with the scope of protection sought by the Company, if at all. Furthermore, there is a risk that others may develop technologies that are similar or superior to iSt's technology or design around any patents issued to it. Despite efforts to protect proprietary information rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information regarded as proprietary. In addition, the laws of some foreign countries do not protect proprietary information rights as fully as do the laws of the United States. The Company is currently a defendant in a lawsuit to declare one of its existing patents invalid. Even if iSt prevails in this lawsuit and the validity of the patent is acknowledged, the matter may cost substantial time and money. There is no assurance that similar claims will not be made in the future by other parties, obligating the Company to defend the validity of its patents at potentially significant costs.

The protection of intellectual property in foreign countries is uncertain.

The Company has not registered its patents with most foreign countries and may have no legal recourse to proceed against entities in such countries that choose to copy its hardware and/or software. In addition, the laws of some foreign countries do not protect proprietary information rights as fully as do the laws of the United States.

The Company depends on licensed technologies and may need to obtain additional licenses in the future to remain competitive.

The Company has been granted a nonexclusive software license from SiRF Technology Incorporated. SiRF Technology has designed GPS chip sets and software solutions that allow iSt to embed GPS technology into its products. This license is for an indefinite term; however, it may be terminated if SiRF Technology loses any of its rights to the software products encompassed therein or by either party upon thirty (30) days written notice in the event of a material breach of the license by the other party. Termination of this license could have a material adverse effect on the Company's business. In addition, iSt may need to obtain licenses to additional technologies in the future in order to keep its products competitive. If iSt fails to license or otherwise acquire necessary technologies, it may not be able to develop new products needed to remain competitive.

The Company's products could infringe on the intellectual property rights of others.

There are other U.S. patents and patent applications submitted for technologies in, or related to, iSt's area of business and it is possible that foreign patents are also in existence or have been applied for by others. As a result, any application or exploitation of the Company's technology could infringe on patents or proprietary rights of others and any licenses required as a result of such infringement might not be available on commercially reasonable terms, if at all. This may lead others to assert patent infringement or other intellectual property claims against the Company.

There are a large number of common shares underlying outstanding convertible securities and warrants and the issuance and sale of these shares may depress the market price of the Company's common stock.

The Company recently converted a substantial amount of debt into common stock. In addition, it may issue a significant number of shares of common stock pursuant to additional debt conversions and/or placement(s) of equity. The issuance of these shares will result in substantial dilution to the proportionate equity interest and voting power of holders of the Company's common stock. The sale of these shares also has potential to cause significant downward pressure on the price of the common stock. This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased stock. Such an event could place further downward pressure on the price of the common stock. This presents an opportunity for short sellers to contribute to the further decline of the stock price. If there are significant short sales of the stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market.

iSt's common stock is deemed to be a "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

The Company's common stock is classified as a "penny stock" as defined by the Securities and Exchange Commission. For any transaction involving a penny stock, unless exempt, SEC Rule 15g-9 requires that a broker or dealer approve a person's account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which sets forth the basis on which the broker or dealer made the suitability determination; and states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Accordingly, brokers are generally less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for holders of iSt's common stock to sell their shares. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2. Description of Property

The Company leases approximately 11,477 square feet of office space located at 5078 South 111th Street, Omaha, Nebraska. The lease term ends on November 1, 2007. The base rent for this property is $6,652 per month and the Company's pro rata share of operating expenses on the leased premises is $500 per month. Most of the Company's administrative, service, and other business operations are conducted at this location. In the opinion of management, the property is adequately covered by insurance. The Company terminated the lease obligations it had for the office space at 5022 S. 114th Street, Suite 103, Omaha, NE and at 2404 Park Drive, Harrisburg, PA during the fourth quarter of 2004.

Item 3. Legal Proceedings

On December 22, 2004, a lawsuit was filed by Satellite Tracking of People, LLC ("STOP") against the Company in United States District Court for the Middle District of Tennessee. STOP plans to enter into the market for tracking and monitoring individuals using GPS technology in the United States and has acquired U.S. rights to the BluTag(R) remote electronic monitoring, tracking and surveillance technologies. Among other things, STOP alleges that the Company notified STOP's predecessor in interest that the technology underlying the BluTag(R) system infringes on two U.S. patents held by the Company. The action filed by STOP seeks a declaratory judgment that (i) STOP's BluTag(R) technology does not infringe on the Company's patents, (ii) the Company's patents are invalid and/or (iii) the Company has granted STOP a license under its asserted patents. The Company intends to vigorously defend any lawsuit brought by STOP on these grounds. In addition, the Company has filed a lawsuit against STOP in United States District Court for the District of Nebraska, alleging infringement of the Company's patented technology by STOP and is seeking to consolidate STOP's lawsuit with the Company's lawsuit in the Nebraska court. The Company is unable to predict the outcome of either of these lawsuits at this time.

The Company is not subject to any other pending or threatened lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to stockholders during the fourth quarter of 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

iSt's common stock is listed on the OTC Bulletin Board under the trading symbol ISRE. The following table sets forth the high and low sale prices for the Company's common stock during each calendar quarter of 2003 and 2004:

--------------------------------------------
   Year      Quarter      High       Low
--------------------------------------------
   2003        1st       $0.99     $0.27
            --------------------------------
               2nd       $0.85     $0.37
            --------------------------------
               3rd       $0.65     $0.43
            --------------------------------
               4th       $0.69     $0.33
--------------------------------------------
   2004        1st       $0.69     $0.33
            --------------------------------
               2nd       $0.54     $0.25
            --------------------------------
               3rd       $0.35     $0.12
            --------------------------------
               4th       $0.28     $0.12
--------------------------------------------

The source of the foregoing information is Bloomberg, LP Quotations and reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

As of March 28, 2005 there were approximately 450 stockholders of record for the Company's common stock. iSt has not declared any dividends on shares of Common Stock and has no plans to do so in the foreseeable future.

No stock repurchases were made by the Company during the fourth quarter of 2004.

Information regarding shares of the Company's common stock under equity compensation plans and executive employment agreements maintained by the Company as of December 31, 2004 is set forth in the following table:

--------------------------------  ---------------------------   ----------------------------   -------------------------
      Plan category                Number of securities to be   Weighted average exercise      Number of securities
                                   issued upon exercise of      price of outstanding           remaining available for
                                   outstanding options,         options, warrants and rights   future issuance under
                                   warrants and rights                                         equity compensation plans
--------------------------------  ---------------------------   ----------------------------   -------------------------
                                          (a)                             (b)                           (c)
--------------------------------  ---------------------------   ----------------------------   -------------------------
Equity compensation plans
approved by security holders            1,491,958                        $0.28                        147,720
--------------------------------  ---------------------------   ----------------------------   -------------------------
Equity compensation plans not
approved by security holders            9,651,583                        $0.26                              0
--------------------------------  ---------------------------   ----------------------------   -------------------------
Total                                  11,143,541                        $0.27                        147,720
--------------------------------  ---------------------------   ----------------------------   -------------------------


Equity compensation plans not approved by security holders consist of options issued to employees per their employment agreements or per performance bonuses. Exercise prices range from $0.23 to $0.49.

All previously unreported, unregistered sales of common stock during 2004 are as follows:

                               Amount of
  Date        Title         Securities Sold      Recipient           Description of Transaction        Offering Price
---------------------------------------------------------------------------------------------------------------------

08/13/04   Common Stock           326,087      Bill Dailey         Shares issued for cash                 $ 75,000
11/12/04   Common Stock         4,021,739      Total Tech, LLC     Shares issued for cash                 $925,000
02/25/04   Common Stock             9,524      Various Directors   Shares issued for directors' fees
02/25/04   Common Stock            19,841      Ken Macke           Shares issued for directors' fees
04/01/04   Common Stock            10,415      Various Directors   Shares issued for directors' fees
06/18/04   Common Stock            12,500      Various Directors   Shares issued for directors' fees
08/27/04   Common Stock            13,635      Various Directors   Shares issued for directors' fees
11/03/04   Common Stock            29,410      Various Directors   Shares issued for directors' fees
12/08/04   Common Stock            21,052      Various Directors   Shares issued for directors' fees
01/15/04   Common Stock            30,014      Thomas Woolston     Shares issued for services
01/23/04   Common Stock            12,500      Thomas Woolston     Shares issued for services
10/01/04   Common Stock           217,391      Mary Collison       Shares issued for services


The shares of common stock issued in the above table were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act. The shares of common stock were issued to a limited number of persons. There was no general solicitation and each purchaser represented that they were purchasing the shares for their own account.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following table provides a breakdown of selected results of operations for the years ended December 31, 2004 and 2003 and is the basis for the following discussion of the results of operations:


                       iSECUREtrac Corp. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003


                                                             2004              2003             Change
--------------------------------------------------------------------------------------------------------
Revenues:

       Equipment                                        $    377,509      $    171,759      $    205,750

       Leasing                                             1,331,895           402,972           928,923

       Hosting                                             2,243,137           757,106         1,486,031

       Gain on sale-leaseback transactions                   588,757           123,083           465,674

       Service                                               138,188            38,187           100,001
--------------------------------------------------------------------------------------------------------
          Total revenues                                   4,679,486         1,493,107         3,186,379
--------------------------------------------------------------------------------------------------------
Operating expenses:

       Cost of revenues                                    4,403,047         1,141,334         3,261,713

       Research and development                              687,914           750,443           (62,529)

       Sales, general and administrative                   6,582,008         5,557,414         1,024,594
--------------------------------------------------------------------------------------------------------
          Total operating expenses                        11,672,969         7,449,191         4,223,778
--------------------------------------------------------------------------------------------------------
       Operating loss                                     (6,993,483)       (5,956,084)       (1,037,399)
--------------------------------------------------------------------------------------------------------
Other income (expense):

       Interest income                                            32               523              (491)

       Interest expense                                   (2,681,115)         (444,886)       (2,236,229)

       Financing fees                                        (21,598)         (638,603)          617,005
--------------------------------------------------------------------------------------------------------
       Total other income (expense)                       (2,702,681)       (1,082,966)       (1,619,715)
--------------------------------------------------------------------------------------------------------
       Loss before provision for income taxes             (9,696,164)       (7,039,050)       (2,657,114)

       Provision for income taxes                                 --                --                --
--------------------------------------------------------------------------------------------------------
Net loss                                                $ (9,696,164)     $ (7,039,050)     $ (2,657,114)
========================================================================================================
Preferred dividends                                         (911,983)         (848,200)          (63,783)
--------------------------------------------------------------------------------------------------------
Net loss available to common stockholders               $(10,608,147)     $ (7,887,250)     $ (2,720,897)
========================================================================================================
Basic and diluted loss per common share                 $      (0.18)     $      (0.19)
========================================================================================================
Weighted average shares of common stock outstanding       58,275,093        41,561,430
========================================================================================================


Acquisition of TSC

On August 28, 2003, the Company acquired all the outstanding stock of TSC and began to operate TSC as a wholly-owned subsidiary. Four months and twelve months of TSC's results of operations for the years ending December 31, 2003, and December 31, 2004, respectively, are included in the Company's consolidated results of operations. As a consequence, much of the change between 2003 and 2004 is attributable to the inclusion of a full year of TSC operations in 2004 compared to only four months of TSC operations in 2003.

Equipment Revenue

Equipment Revenue is derived from the sale of offender monitoring equipment. For the year ended December 31, 2004, equipment revenues were $377,509 compared to $171,759 during the same period in 2003. $68,472 of this increase is due to the acquisition of TSC with the balance of the increase attributable to the greater number of tracking units sold during 2004 compared to 2003.

Leasing Revenue

Leasing Revenue is derived from the rental of offender monitoring equipment. For the period ended December 31, 2004, leasing revenues were $1,331,895 compared to $402,972 for the same period in 2003. $506,357 of this increase is attributable to the acquisition of TSC with the balance due to the increase in the number of units under lease.

Hosting Revenue

Hosting Revenue is derived from the fees charged to customers for the use of the Company's offender monitoring software including tracNET24, hosting offender data, and ancillary charges directly related to the monitoring of offenders. For the year ended December 31, 2004, hosting revenues were $2,243,137 compared to $757,106 during the same period in 2003. $909,805 of this increase is attributable to the acquisition of TSC with the balance due to the increased deployment of PTUs throughout 2004.

Gain on Sale-leaseback Transactions

The Company finances much of its monitoring equipment through sale-leaseback agreements. Under these agreements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a gain, and then leases it back from the leasing company. This gain is recorded as a liability and amortized into income over the life of the lease. The Gain on Sale-leaseback Transactions consists of amortization of this deferred gain. For the year ended December 31, 2004, the gain on sale-leaseback transactions was $588,757 compared to $123,083 during the same period in 2003. This increase is attributable to the rise in total amount under these transactions. As of December 31, 2004, the Company had six capital leases in conjunction with these transactions.

Service Revenue

For 2004, Service Revenue consisted of sales of non-core services including server maintenance agreements and monitoring equipment repairs. For the year ended December 31, 2004, Service Revenue was $138,188 compared to $38,187 for the comparable period of 2003. $36,506 of this increase is attributable to the acquisition of TSC with the balance primarily due to the larger number of deployed monitoring units.

Cost of Revenues

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. A portion of the cost of revenues consists of the amortization of product development costs, which began in March 2002. For the year ending December 31, 2004, Cost of Revenues was $4,403,047, compared to $1,141,334 during the same period in 2003. $643,310 of this increase is attributable to the acquisition of TSC. During the year, the Company initiated strategies of migrating away from the MEMS 2001 to its tracNET24 based House Arrest product and systematically upgrading its MEMS 2000 product. To reflect these strategies, the Company took impairment charges of $1,129,627 and $211,624 against the MEMS 2001 and MEMS 2000 product, respectively. The balance of the increase in Cost of Revenues is primarily due to the overall growth in deployment of PTUs.

Research and Development

Research and Development expenses are the direct costs associated with iSt's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for iSt's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $687,914 for the year ended December 31, 2004, compared to $750,443 for the same period in 2003. This decrease in research and development expenses was the result of Company cost saving measures and the focus on core offerings.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations of the Company, other than the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, travel, communications, office leases and supplies, marketing, advertising, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the year ended December 31, 2004, SG&A expenses increased to $6,582,008 from $5,557,414 in the comparable period of 2003. This increase is attributable to the following: $856,753 to the acquisition of TSC; $302,298 for the write down of monitoring contracts for the MEMS 2001 and MEMS 2000 monitoring equipment; and $389,424 for the increase in stock option issuance expense. These increases were partially offset by the decreases in other SG&A expenses as a result of streamlining of operations and other cost cutting measures, such as renegotiating communication contracts, lowering rent expenses, reducing headcount, and eliminating non-essential expenses.

Operating Loss

For the twelve months ended December 31, 2004, operating loss was $6,993,483, compared to $5,956,084 for the same period in 2003. The increase is primarily attributable to the impairment charges in the Cost of Revenues as described above.

Interest Expense

For the year ended December 31, 2004, interest expense totaled $2,681,115, compared to interest expense of $444,886 in the comparable period of 2003. During 2004, the company recorded $1,900,000 of non-cash interest expense related to the issuance of convertible debt representing the value of detachable warrants pursuant to APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The balance of the increase was due to higher borrowings by the Company in 2004.

Financing Fees

For the year ended December 31, 2004, financing fees were $21,598, compared to $638,603 for the comparable period of 2003. The decrease is primarily attributable to termination of the Company's practice of issuing warrants in conjunction with debt financing.

Net Loss

For the year ended December 31, 2004, the Company had a net loss of $9,696,164, compared to a net loss of $7,039,050 in the comparable period of 2003, for the reasons described above.

Preferred Dividends

For the year ended December 31, 2004, preferred dividends totaled $911,983, as compared to $848,200 for the comparable period of 2003. This increase is attributable to higher average outstanding shares of Series A Convertible Preferred Stock during 2004.

Net Loss Available to Common Stockholders

For the year ended December 31, 2004, there was a net loss available to common stockholders of $10,608,147 compared to $7,887,250 in 2003. The reasons for these changes are described above.

Liquidity and Capital Resources

For the year ended December 31, 2004, the Company used $4,249,912 of cash in operating activities, another $156,525 in investing activities, and generated $4,326,035 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the year ended December 31, 2004 of $80,402. For the same period of 2003, the Company used $3,414,356 of cash in operating activities. $88,531 of cash was generated in investing activities and another $3,403,850 was generated from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash of $78,025.

By the end of 2004, the Company was incurring approximately $368,000 in recurring monthly operating expenses. Approximately 67% of this total consisted of salaries, wages, payroll taxes, health insurance and other employee benefits. In addition to these ongoing operating expenses, the Company also needs cash to finance accounts receivables and inventories and to make debt service payments. The Company has met its liquidity needs through 2004 through a combination of operating revenues, debt and lease financings, and the sale of additional shares of its capital stock.

On November 9, 2004, the Company issued 4,021,739 shares of common stock in a private placement to a group of existing shareholders. Gross proceeds of the sale of these shares was $925,000.

As of December 31, 2004, the Company had nine capital lease facilities in place which were used to finance offender monitoring equipment. Six of these capital leases were sale-leaseback transactions. Under these sale-leaseback arrangements, the Company sells the inventory to a third party leasing company (which in several cases is owned by a shareholder of the Company) and then leases the equipment back. All capital leases are treated as financing transactions and carrying interest rates ranging from 9.50% to 14.36%. Maturity dates on these capital leases run from August 2005 to October 2007. As of December 31, 2004, the aggregate balance on these nine capital leases totaled $1,714,292.

As of December 31, 2004, the Company had the following borrowing arrangements in place:

o A $2,538,421 note payable from Westburg Media Capital, LP which was assumed in connection with the acquisition of TSC in August 2003. This note was purchased by a group of investors on January 3, 2005.

o Notes payable of $700,000 issued to three stockholders. Each of these unsecured, long-term notes mature on August 31, 2006, and carries an interest rate of 8% per annum which is payable annually in arrears. These notes are subordinated to the Westburg Media Capital, LP note.

o A $1,000,000 subordinated convertible note. This long term note carries an interest rate of 10% with quarterly interest payments and matures in October 2008.

o Notes payable totaling $856,482 issued to three institutional lenders. These notes carry an interest rate of 4% which is payable semi-annually and mature on May 26, 2006. These notes are convertible into shares of the Company's common stock at $0.23 per share.

o     A 10% convertible debenture with a balance of $30,000

o An unsecured note payable to a bank in the amount of $70,362 bearing interest at 7.0% per annum and due May 10, 2005;

o A note payable to a bank with a remaining principal amount of $103,082, bearing interest at the bank's prime rate plus 1% and due March 15, 2005; and

o An unsecured note payable for services in the amount of $42,210, bearing interest at 5% per annum and currently due and payable.

Management's Plans

In order for the Company to meet its liquidity needs during 2005 and to continue as a going concern, it will need to secure new financing and generate greater cash flows from operations. There are uncertainties that raise substantial doubt about the ability of iSt to continue as a going concern and the financial statements do not include any adjustments that may result from these uncertainties. As shown in the statements of operations, iSt has not yet achieved profitable operations. Management implemented the following plan in 2004 in order to continue financing operations and development of the Company's technology. The plan is designed to lower operating expenses, improve gross profit margins, increase sales, streamline operations, reduce negative cash flow, and strengthen the balance sheet.

The first step in the plan was the overhaul of the executive management team. On February 19, 2004, the Company announced the appointment of Tom Wharton as Chief Executive Officer. Subsequent to that, four positions were eliminated leaving an executive team consisting of Mr. Wharton, David Vana, Chief Financial Officer, Ed Sempek, Chief Operating Officer, and David Sempek, Chief Technical Officer. The restructuring of the executive management team resulted in the net elimination of $562,000 in annual salaries.

The second step of the plan, the rebuilding of the sales organization, was completed in August, 2004. This included the realignment and restaffing of the sales organization, the unveiling of a new compensation plan, the rollout of a comprehensive one-month sales orientation and training program, and the implementation of new processes and procedures. Monthly revenues increased by approximately 33% from February to December, 2004.

Step three of the plan was the streamlining of operations. This included closing down the Harrisburg, Pennsylvania facility in November 2004 and consolidating all operations at a single 12,000 square foot facility in Omaha, Nebraska. Duplicate functions were eliminated, greater accountability in the service and support arenas were implemented, non-essential expenditures were done away with, and contracts were renegotiated lowering other costs. As a result, monthly operating costs and total costs of revenues were reduced by approximately 28% and 2%, respectively from February to December, 2004.

The fourth step of the plan is the strengthening of the Company's financial position and restructuring of the balance sheet. This step included (i)
renegotiation of capital leases to lower the interest rate and extend the maturity dates; (ii) elimination of all non-lease, non-trade debt; (iii) elimination of existing preferred equity; and (iv) securing additional working capital to satisfy all cash requirements for operations, research and development until the Company achieves positive EBITDA. Since October, 2004, the Company has cut monthly capital lease payments by $47,000 per month, eliminated over $3 million in debt, reached agreements to eliminate another $3.7 million in debt pending the completion of the balance sheet restructuring, eliminated $10.6 million in preferred stock, fulfilled a private placement of common stock for $925,000, and completed $1.4 million in other financings. Furthermore, negotiations are ongoing for the elimination of an additional $1.2 million in debt. The result to date is a total reduction in monthly debt service of almost $160,000 and the elimination of over $1 million in annual preferred dividends.

iSt has signed a non-binding term sheet for an equity investment in the Company by a private investment company. Closing of the transaction is contingent upon:
(i) elimination of all of the Company's debt (except for capital leases and trade payables); (ii) satisfactory completion of due diligence by the investor;
(iii) an opinion by an independent analyst that the transaction is fair to the existing shareholders of the Company; and (iv) completion and execution of a definitive agreement. Subsequent to year end, the investor extended a $1 million bridge loan to iSECUREtrac which is to be repaid from the proceeds of the transaction. If the proposed transaction is consummated, the Company believes it will have sufficient working capital to meet its liquidity needs for the foreseeable future. There is no assurance that the proposed transaction will close and, if it does not, the Company will need to secure alternative sources of financing to meet its immediate liquidity needs.

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

Revenue recognition

Revenues from equipment sold in conjunction with a hosting agreement are recognized ratably over the initial term of the hosting agreement. Revenues from equipment sold irrespective of a hosting agreement are recognized when goods are received by the customer. Equipment is shipped FOB destination. Leasing, hosting, and service revenues are recognized upon performance of the respective service. Leasing and hosting contracts with customers are typically for twelve months. Gains on sale-leaseback transactions are recorded as a liability and recognized as income ratably over the term of the respective equipment lease (typically 2-3 years).

Stock-based compensation

The Company has a stock-based compensation plan titled the 2001 Omnibus Equity Incentive Plan. The Company can also grant stock-based compensation under executive employment agreements. iSt accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which measures compensation as the difference between the fair market value of the stock at the date of award and the amount required to be paid for the stock (intrinsic value method).

During  2004,  the Company  reduced  the  exercise  price of certain  previously awarded stock  options.  The Company  accounts for  modifications  of previously issued fixed stock option awards under the accounting consequences of modifications to a fixed stock option or award of APB Opinion No. 25 and related interpretations. Accordingly, the options are accounted for as variable from the date of the modification to the date the option is exercised, forfeited, or expires unexercised.

Impairment of Long-Lived Assets.

The Company evaluates goodwill for impairment on an annual basis. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management's estimate of future undiscounted and discounted cash flows to determine recoverability of these assets. If management's assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. For the year ended December 31, 2004, the Company recorded an impairment charge of $1,341,251 related to monitoring equipment and an impairment charge of $302,298 related to customer monitoring contracts.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7. Financial Statements.

See "Item 13 Exhibits" for the Consolidated Financial Statement and the notes thereto filed as part of this report.

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

Item 8B. Other Information.

Not applicable

PART III

Incorporated by reference in Items 9 to 12, and 14 below are certain sections of the definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2004 (the "Proxy Statement").

Item 9. Directors and Executive Officers of the Registrant.

The information about directors required to be furnished pursuant to this Item 9 is incorporated by reference to the Proxy Statement under the heading "ELECTION OF DIRECTORS". Information regarding non-director executive officers of the Company is set forth below.

David G. Vana, age 43, was appointed Chief Financial Officer in August 2003. From November, 2001 to August, 2003, Mr. Vana served as Senior Vice President of Product Development where he led the development of the Company's offender monitoring products. Mr. Vana was with Telemarket Resources International (TRI), an Omaha, Nebraska company that provides message broadcasting and direct marketing products to the telecommunications industry, from May 2000 until October 2001 where he served as a Board Member and CFO. Prior to that, he was with Ernst & Young's Management Consulting Practice in Kansas City, Missouri. Mr. Vana previously was the CFO for Pyramid Computing Solutions, Director of Financial Systems for MFS Communications and Accounting Manager for America First Companies. He has extensive experience in strategic planning, project management, accounting and finance. Mr. Vana has a BSBA and an MBA from the University of Nebraska at Omaha.

Edward J. Sempek, age 43, was appointed Senior Vice President, Operations & Business Development in August 2003. From November, 2001 to August, 2003, Mr. Sempek served as Senior Vice President of Sales & Marketing. Mr. Sempek served as Executive Vice President at Telemarket Resources International (TRI) from January 2000 to October 2001. Mr. Sempek is an entrepreneur, having owned a number of successful businesses over the past two decades including Pyramid Computing Solutions, Inc., which was acquired by TRI. Mr. Sempek was previously employed with Sprint, a large global communications company, from 1989 to 1995. He served as Major Account Manager, National Account Manager, Area Sales Manager and Regional Data Sales Manager with Sprint. In 1994 he was the number two Area Sales Manager in the country.

David G. Sempek, age 42, was appointed Chief Technology Officer in November 2001. Mr. Sempek served as Chief Technical Officer at Telemarket Resources International (TRI) from January 1999 to October 2001. Mr. Sempek also served as Vice President of Information Services at Pyramid Computing Solutions Inc. from January 1993 to December 1999. Mr. Sempek has a Bachelor of Electrical Engineering with distinction from the University of Minnesota. He specializes in computer science and programming and has written thesis material on the "Implementation of Algorithms for VLSI Layout."

Item 10. Executive Compensation.

The discussion under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The   discussion   under  the  heading   "Certain   Relationships   and  Related
Transactions" in the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits.

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

        2.  Exhibits.

            3.01  Restated Certificate of Incorporation of the Company (1)

            3.02  Restated Bylaws of the Company (2)

            3.03 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of iSt (3)

            3.04 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of iSt (9)

            4.01  Form of Common Stock Certificate (1)

            4.03  2001 Omnibus Equity Incentive Plan (4)

            10.01 License Agreement with SiRF Technology, Inc. (1)

            10.02 ADT   Distribution   Agreement  (3)   Confidential   Treatment
                  Requested

            10.03 ADT Hosting Agreement (3) Confidential Treatment Requested

            10.04 Preferred  Distributor  Agreement with Premier  Geografix LTD.
                  (7)

            10.05 Share Exchange Agreement with Tracking Systems Corporation (8)

            10.06 Employment  Agreement  between iSt and Thomas E. Wharton,  Jr.
                  (6)

            10.07 Employment Agreement between iSt and David G. Vana (5)

            10.08 Employment Agreement between iSt and Edward J. Sempek (5)

            10.09 Employment Agreement between iSt and David G. Sempek (5)

            10.10 Agreement Among Noteholders (10)

            10.11 Debt Conversion between iSt and Roger Kanne

            10.12 Debt Conversion between iSt and Martin Halbur

            10.13 Debt Conversion between iSt and Kenneth Macke

            10.14 Debt Conversion between iSt and Buckshot Capital, LLC

            10.15 Business Office Lease

            21.01 Subsidiaries of the Company

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

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (1)   Incorporated   by   reference   from  the   registrant's
                        registration statement under Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

                  (2) Incorporated by reference from the registrant's current report under Form 8-K filed on June 10, 2001 (Commission File No. 0-26455).

                  (3)   Incorporated   by   reference   from  the   registrant's
                        registration statement under Form SB-2 filed on November 30, 2001 (Commission File No. 333-74762).

                  (4) Incorporated by reference from the Notice of Annual Meeting of Stockholders and Proxy Statement contained in Registrant's Definitive Proxy Statement under Schedule 14A, filed with the SEC on May 14, 2001 (Commission File No. 0-26455).

                  (5) Incorporated by reference from the registrant's current report under Form S-8 filed on May 22, 2002 (Commission File No. 333-88798).

                  (6)   Incorporated by reference from the registrant's  current
                        report   under   Form  S-8  filed  on  April  16,   2004
                        (Commission File No. 333-114513).

                  (7)   Incorporated by reference from the registrant's  current
                        report   under   Form  8-K  filed  on  March  18,   2003
                        (Commission File No. 0-26455).

                  (8) Incorporated by reference from the registrant's current report under Form 8-K filed on November 12, 2003 (Commission File No. 0-26455).

                  (9)   Incorporated   by   reference   from  the   registrant's
                        registration statement under Form SB-2 filed on August 11, 2004 (Commission File No. 333-118135).

                  (10) Incorporated by reference from the registrant's current report under Form 8-K filed on February 10, 2005 (Commission File No. 0-26455)


Item 14. Principal Accountant Fees and Services

The discussion under the heading "Principal Accountant Fees and Services" in the Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ISecureTrac Corp.

                                             By: /s/ Thomas E. Wharton, Jr.
                                                 --------------------------
                                                 Thomas E. Wharton, Jr.
                                                 Chief Executive Officer


                                             By: /s/ David G. Vana
                                                 -----------------
                                                 David G. Vana
                                                 Chief Financial Officer


                                             Dated: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                   Title                          Date
           ---------                                   -----                          ----

       /s/ Roger J. Kanne               Chairman of the Board of Directors,         31-Mar-05
---------------------------------                    Director
         Roger J. Kanne

   /s/ Thomas E. Wharton Jr.       President, Chief Executive Officer, Director     31-Mar-05
---------------------------------
     Thomas E. Wharton Jr.

     /s/ Robert E. Badding                           Director                       31-Mar-05
---------------------------------
       Robert E. Badding

      /s/ Martin J. Halbur                           Director                       31-Mar-05
---------------------------------
        Martin J. Halbur

    /s/ Ronald W. Muhlbauer                          Director                       31-Mar-05
---------------------------------
      Ronald W. Muhlbauer

         /s/ Ravi Nath                               Director                       31-Mar-05
---------------------------------
           Ravi Nath

       /s/ David G. Vana                Chief Financial Officer, Secretary          31-Mar-05
---------------------------------
         David G. Vana

                       iSECUREtrac Corp. and Subsidiaries
                          Consolidated Financial Report





                                Table of Contents





      Report of Independent Registered Public Accounting Firm.....F-1

      Consolidated Financial Statements:
        Balance Sheet.............................................F-2
        Statements of Operations..................................F-3
        Statements of Stockholders' Deficit.......................F-4
        Statements of Cash Flows..................................F-5

      Notes to Consolidated Financial Statements..................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
iSECUREtrac Corp.
Omaha, Nebraska

We have audited the accompanying Consolidated Balance Sheet of iSECUREtrac Corp. and subsidiaries as of December 31, 2004, and the related Consolidated Statements of Operations, Stockholders' Deficit and Cash Flows for the years ended December 31, 2004, and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iSECUREtrac Corp. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004, and 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP
Kansas City, Missouri
January 28, 2005, except for (D) and (E) in Note 5 as to which the date is February 28, 2005
                       iSECUREtrac Corp. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2004

------------------------------------------------------------------------------------------------------
ASSETS (Note 5)
Current Assets
     Cash                                                                                 $     44,997
     Cash - restricted  (Note 9)                                                               700,000
     Accounts receivable, net of allowance for doubtful accounts of $13,869                  1,049,654
     Inventories                                                                               140,938
     Prepaid expenses and other                                                                 75,734
------------------------------------------------------------------------------------------------------
        Total current assets                                                                 2,011,323
------------------------------------------------------------------------------------------------------
Equipment, net of accumulated depreciation of $582,243                                         222,834
Leasehold Improvements, net of accumulated depreciation of $177                                 10,434
Monitoring Equipment, net (Notes 3 and 10)                                                   2,496,657
Product Development Costs, net of accumulated amortization of $907,233                          82,728
Intangibles, subject to amortization  (Note 4)                                                 362,883
Goodwill  (Note 4)                                                                           2,302,179
Other Assets                                                                                   173,651
------------------------------------------------------------------------------------------------------
        Total assets                                                                      $  7,662,689
======================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Notes payable  (Note 5)                                                              $    215,654
     Current maturities of long-term debt  (Notes 5 and 10)                                  1,410,647
     Accounts payable and accrued expenses  (Note 9)                                         1,823,401
     Deferred gain on sale-leaseback transaction  (Note 10)                                    870,383
     Accrued interest payable  (Note 5)                                                        142,406
------------------------------------------------------------------------------------------------------
        Total current liabilities                                                            4,462,491
------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities  (Notes 5 and 10)                                    5,428,548
------------------------------------------------------------------------------------------------------
Commitments and contingencies  (Notes 10, 12 and 13)                                                --
------------------------------------------------------------------------------------------------------
Stockholders'  Deficit  (Notes 7 and 8)
     Series A convertible preferred stock, 10,000 shares designated at $0.01 par value;
        0 issued and outstanding                                                                    --
     Series B convertible preferred stock, 3,500 shares designated at $0.01 par
        value; 300 issued and outstanding stated value $1,000 per share                        295,000
     Common stock, 150,000,000 shares authorized at $0.001 par value;
        88,651,536 issued and outstanding                                                       88,651
     Additional paid-in capital                                                             48,594,197
     Accumulated deficit                                                                   (51,206,198)
------------------------------------------------------------------------------------------------------
        Total stockholders'  deficit                                                        (2,228,350)
------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' deficit                                       $  7,662,689
======================================================================================================

See Notes to Consolidated Financial Statements.

                       iSECUREtrac Corp. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003

                                                              2004            2003
------------------------------------------------------------------------------------
Revenues:
       Equipment                                        $    377,509    $    171,759
       Leasing                                             1,331,895         402,972
       Hosting                                             2,243,137         757,106
       Gain on sale-leaseback transactions  (Note 10)        588,757         123,083
       Service                                               138,188          38,187
------------------------------------------------------------------------------------
          Total revenues                                   4,679,486       1,493,107
------------------------------------------------------------------------------------
Operating expenses:
       Cost of revenues                                    4,403,047       1,141,334
       Research and development                              687,914         750,443
       Sales, general and administrative                   6,582,008       5,557,414
------------------------------------------------------------------------------------
          Total operating expenses                        11,672,969       7,449,191
------------------------------------------------------------------------------------
       Operating loss                                     (6,993,483)     (5,956,084)
------------------------------------------------------------------------------------
Other income (expense):
       Interest income                                            32             523
       Interest expense  (Notes 5 and 7)                  (2,681,115)       (444,886)
       Financing fees                                        (21,598)       (638,603)
------------------------------------------------------------------------------------
       Total other income (expense)                       (2,702,681)     (1,082,966)
------------------------------------------------------------------------------------
       Loss before provision for income taxes             (9,696,164)     (7,039,050)
       Provision for income taxes  (Note 6)                       --              --
------------------------------------------------------------------------------------
Net loss                                                $ (9,696,164)   $ (7,039,050)
====================================================================================
       Preferred dividends  (Note 8)                        (911,983)       (848,200)
------------------------------------------------------------------------------------
Net loss available to common stockholders               $(10,608,147)   $ (7,887,250)
====================================================================================
Basic and diluted loss per common share                 $      (0.18)   $      (0.19)
====================================================================================
Weighted average shares of common stock outstanding       58,275,093      41,561,430
====================================================================================

See Notes to Consolidated Financial Statements.

                       iSECUREtrac Corp. AND SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2004 and 2003


                                                                               Series A              Series B
                                                                              Convertible           Convertible
                                                                            Preferred Stock       Preferred Stock    Common Stock
                                                                        ----------------------   -----------------   ------------
                                                                           Shares      Amount   Shares    Amount        Shares
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                                8,483   $  8,482,662   150    $145,000      34,919,703
  Shares issued for cash, net of offering costs                             416        416,000   150     150,000       3,516,766
  Shares issued for acquisition of subsidiary  (Note 2)                      --             --    --          --       4,423,077
  Shares issued upon exercise of warrants                                    --             --    --          --         554,913
  Shares issued for directors' fees and services  (Note 7)                  189        189,000    --          --       4,316,202
  Shares issued upon conversion of Series A preferred stock                (605)      (605,000)   --          --       1,173,638
  Compensation related to stock options issued  (Note 7)                     --             --    --          --              --
  Warrants issued for financing fees and consulting services (Note 7)        --             --    --          --              --
  Series A preferred stock dividends  (Note 8)                              643        642,808    --          --              --
  Net loss                                                                   --             --    --          --              --
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                                9,126      9,125,470   300     295,000      48,904,299
  Shares issued for cash, net of offering costs                              --             --    --          --      12,275,966
  Shares issued upon conversion of notes  (Note 2)                           --             --    --          --      13,456,113
  Shares issued upon exercise of options                                     --             --    --          --       2,438,345
  Shares issued upon exercise of warrants                                    --             --    --          --         869,565
  Shares issued for director's fees  (Note 7)                                --             --    --          --         116,377
  Shares issued for services  (Note 7)                                       --             --    --          --         334,905
  Amortization of unearned consulting expense                                --             --    --          --              --
  Compensation related to stock options issued  (Note 7)                     --             --    --          --              --
  Warrants issued in conjunction for convertible notes  (Note 7)             --             --    --          --              --
  Warrants issued for consulting services  (Note 7)                          --             --    --          --              --
  Series A preferred stock dividends  (Note 8)                            1,130      1,130,496    --          --              --
  Shares issued upon conversion of Series A preferred stock             (10,256)   (10,255,966)   --          --      10,255,966
  Net loss                                                                   --             --    --          --              --
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                                   --   $         --   300    $295,000      88,651,536
=================================================================================================================================


                                                                    Common Stock Additional   Unearned
                                                                    ------------  Paid-in    Consulting   Accumulated
                                                                        Amount    Capital     Expense       Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                             $34,919  $21,510,819  $      --   $(32,710,801)  $(2,537,401)
  Shares issued for cash, net of offering costs                          3,517    1,487,473         --             --     2,056,990
  Shares issued for acquisition of subsidiary  (Note 2)                  4,423    2,295,577         --             --     2,300,000
  Shares issued upon exercise of warrants                                  555      192,169         --             --       192,724
  Shares issued for directors' fees and services  (Note 7)               4,316    1,277,694   (357,000)            --     1,114,010
  Shares issued upon conversion of Series A preferred stock              1,174      603,826         --             --            --
  Compensation related to stock options issued  (Note 7)                    --      144,912         --             --       144,912
  Warrants issued for financing fees and consulting services (Note 7)       --    1,012,263         --             --     1,012,263
  Series A preferred stock dividends  (Note 8)                              --           --         --       (848,200)     (205,392)
  Net loss                                                                  --           --         --     (7,039,050)   (7,039,050)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                              48,904   28,524,733   (357,000)   (40,598,051)   (2,960,944)
  Shares issued for cash, net of offering costs                         12,276    3,466,737         --             --     3,479,013
  Shares issued upon conversion of notes  (Note 2)                      13,456    2,974,812         --             --     2,988,268
  Shares issued upon exercise of options                                 2,438      383,969         --             --       386,407
  Shares issued upon exercise of warrants                                  870      199,130         --             --       200,000
  Shares issued for director's fees  (Note 7)                              116       33,217         --             --        33,333
  Shares issued for services  (Note 7)                                     335       76,045         --             --        76,380
  Amortization of unearned consulting expense                               --           --    357,000             --       357,000
  Compensation related to stock options issued  (Note 7)                    --      534,336         --             --       534,336
  Warrants issued in conjunction for convertible notes  (Note 7)            --    1,900,000         --             --     1,900,000
  Warrants issued for consulting services  (Note 7)                         --      255,508         --             --       255,508
  Series A preferred stock dividends  (Note 8)                              --           --         --       (911,983)      218,513
  Shares issued upon conversion of Series A preferred stock             10,256   10,245,710         --             --            --
  Net loss                                                                  --           --         --     (9,696,164)   (9,696,164)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                             $88,651  $48,594,197  $      --   $(51,206,198)  $(2,228,350)
====================================================================================================================================

See Notes to Consolidated Financial Statements.

                       iSECUREtrac CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003

                                                                                             Year Ended December 31,
                                                                                              2004            2003
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net loss                                                                             $ (9,696,164)   $ (7,039,050)
    Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                                        1,911,843         949,756
       Impairment charge of monitoring equipment                                            1,341,251              --
       Impairment charge of intangibles subject to amortization                               302,298              --
       Interest expense related to warrants issued in connection with convertible debt      1,900,000              --
       Expenses paid by issuance of stock, warrants, and options in lieu of cash              899,557       1,922,009
       Amortization of unearned consulting expense                                            357,000         357,000
       Gain on sale - leaseback transactions                                                 (588,757)       (123,083)
       Changes in assets and liabilities, net of effects of acquisition
          (Increase) in accounts receivable                                                  (447,287)        (26,036)
          (Increase) decrease in inventories                                                    3,213         (29,170)
          (Increase) decrease in prepaid expenses                                              16,798         (17,839)
          Increase (decrease) in accounts payable and accrued expenses                       (196,483)        442,583
          Increase (decrease) in accrued interest payable                                     (53,181)        149,474
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                      (4,249,912)     (3,414,356)
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
    Acquisition of subsidiary, net of acquisition costs                                            --         216,311
    Purchases of leasehold improvements and equipment                                         (14,484)        (24,516)
    Purchases of monitoring equipment                                                            (878)        (95,901)
    (Increase) in other assets                                                               (141,163)         (7,363)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                          (156,525)         88,531
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
    Proceeds from notes                                                                       270,000         750,000
    Principal payments on notes                                                              (817,435)       (281,708)
    Proceeds from long-term debt                                                            1,940,000       1,000,000
    Principal payments on long-term debt                                                   (1,913,965)       (806,540)
    Preferred stock dividends paid in cash                                                         --        (190,000)
    Proceeds from issuance of common stock                                                  4,065,420       1,565,890
    Proceeds from issuance of preferred stock                                                      --         566,000
    Proceeds from sale-leaseback transaction                                                  782,015         800,208
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   4,326,035       3,403,850
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                                   (80,402)         78,025
Cash at beginning of period                                                                   125,399          47,374
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                    $     44,997    $    125,399
======================================================================================================================
Supplemental Disclosure of Cash Payments for
    Interest                                                                                  834,296         295,412
Supplement Disclosure Of Noncash Investing and Financing Activities
    Conversion of long-term debt to notes payable                                                  --         301,790
    Issuance of Common and Preferred Stock in lieu of payment on
       long-term debt, notes payable and accrued interest payable                           2,988,268         117,824
    Issuance of Preferred Stock in payment of Preferred Stock dividends                     1,130,496         642,808
    Issuance of Common Stock upon Conversion of Series A Preferred Stock                   10,255,966              --
    Issuance of Common Stock  for investment in subsidiary (Note 2)                                --       2,300,000
    Preferred Stock dividends declared but not paid                                                --         218,513
    Conversion of accounts payable to notes payable                                                --         166,077
    Increase in restricted cash and stockholders' escrow liability                            700,000              --
    Capital lease obligations incurred for monitoring equipment                             1,085,000       1,855,000

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

Trade accounts receivable: Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. The Company offers credit terms to select customers of up to 45 days. Additionally, the Company reserves the right to assess finance charges on delinquent accounts where such charges are permitted. Accounts are considered delinquent after 45 days. There was $6,131 of bad debt expenses for 2004 and none for 2003.

Inventories: Inventories consist of Personal Tracking Units (PTUs) and parts and are recorded at the lower of cost (first in - first out method) or market.

Leasehold   improvements,   equipment,   and  monitoring  equipment:   Leasehold
improvements, equipment, and monitoring equipment are recorded at cost. Equipment and monitoring equipment are depreciated on the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. The cost of leasehold improvements is amortized over the lesser of the estimated lives of the assets or the lease term. Amortization of assets acquired under capital leases is included with depreciation expense on the owned assets. These assets are reviewed for impairment under Statement of Financial Accounting Standard (SFAS) No. 144 when events indicate the carrying amount may not be recoverable.

Because of the high costs associated with maintaining the MEMS 2000 and MEMS 2001 home arrest product, the Company began development in April, 2004 of a tracNET24-based replacement home arrest product. This development was completed in the fourth quarter and the Company immediately commenced moving customers from the MEMS 2001 to the tracNET24 platform. In addition, during the third


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


quarter of 2004, the Company released the iSt cuff RF transmitter and ceased offering the Elmo Tech and Premier Geografix transmitters for use in its GPS and home arrest offerings.

During the year ended December 31, 2004, the Company took impairment charges totaling $1,341,251 against its MEMS 2001 ($1,129,627) and MEMS 2000 ($211,624)
monitoring equipment. This impairment charge has been included in the cost of revenues in the consolidated statement of operations. The Company used the discounted cash flow method for revenues generated by this equipment to determine the fair value of this equipment.

Product development: iSt capitalized software and hardware development costs in accordance with the SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. At December 31, 2004, the majority of the capitalized costs related to the development of a web-based tracking and monitoring system, known as tracNET24. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. No product development costs were capitalized in 2003 or 2004. iSt began amortizing these costs in 2002 on a straight-line basis over an estimated economic useful life of three years. It is reasonably possible that the remaining estimated economic life of the product would be reduced significantly in the near term due to competitive pressures or technological changes. As a result, the carrying amount of the capitalized software and hardware costs may be reduced materially in the near term. Based upon unit sales to date, and projected sales for the future, management believes there is no impairment of product development costs and therefore, there was no charge to expense for impairment in the year ended December 31, 2004, or December 31, 2003. Amortization of capitalized software and hardware development costs totaled $314,862 for the years ended December 31, 2004 and 2003.

Goodwill: Goodwill represents the excess of purchase price paid over the net identifiable assets of the acquired business. It is subject to annual tests for impairment. iSt has recorded no impairment charges related to goodwill for the years ended December 31, 2004, and 2003.

Intangibles, subject to amortization: Amortizable intangibles represent the value assigned to the future net income stream attributable to acquired customer monitoring contracts based on their capacity to generate such income. The intangible asset is being amortized over seven years, which is the estimated life of the monitoring contracts to which they relate. Amortization is based on the ratio of projected annual revenue streams to total projected revenue per existing customer monitoring contracts.

Earnings (loss) per share: Basic Earnings (Loss) Per Common Share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings (Loss) Per Common Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share, no diluted earnings (loss) per share shall be presented. The following contingently issuable shares were not included in diluted earnings
(loss) per common share as they would have an antidilutive  effect upon earnings
(loss) per share:

                                                 December 31, 2004     December 31, 2003
----------------------------------------------------------------------------------------
Shares issuable upon conversion/exercise of:
  Series A Convertible Preferred Stock                       --             9,125,470
  Series B Convertible Preferred Stock                  500,100               500,100
  Subordinated Convertible Note                       2,631,579             2,000,000
  Other Convertible Notes                             3,723,835                    --
  Common stock options outstanding                   11,143,541             9,145,251
  Common stock warrants outstanding                  22,888,991             4,209,116
  Convertible subordinated debentures                     4,950                 4,950
----------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Revenue recognition: Revenues from equipment sold in conjunction with a hosting agreement are recognized ratably over the initial term of the hosting agreement. Revenues from equipment sold irrespective of a hosting agreement are recognized when goods are received by the customer. Equipment is shipped FOB destination. Leasing, hosting, and service revenues are recognized upon performance of the respective service. Gains on sale-leaseback transactions are recorded as a liability and recognized as income ratably over the term of the respective equipment lease (typically 2-3 years). Costs of revenues are recorded as products are delivered or services are performed. Leasing and hosting contracts with customers are typically for twelve months.

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

Stock-based compensation: The Company has a stock-based compensation plan titled the 2001 Omnibus Equity Incentive Plan. The Company also grants stock-based compensation under executive employment agreements. iSt accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which measures compensation as the difference between the fair market value of the stock at the date of award and the amount required to be paid for the stock (intrinsic value method). Stock-based compensation of $534,336 and $144,912 has been reflected in net loss for the years ending December 31, 2004, and 2003, respectively. During 2004, the Company reduced the exercise price of certain previously awarded stock options. The Company accounts for modifications of previously issued fixed stock option awards under the accounting consequences of modifications to a fixed stock option or award of APB Opinion No. 25 and related interpretations. Accordingly, the options are accounted for as variable from the date of the modification to the date the option is exercised, forfeited, or expires unexercised. $353,124 of the stock-based compensation for the year ended December 31, 2004, is attributable to variable accounting for stock options for which the exercise price had been reduced.

The following table illustrates the effect on net loss for the years ending December 31, 2004, and 2003, as if iSt had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.


                                                                                    Year Ended December 31,
                                                                                     2004            2003
-------------------------------------------------------------------------------------------------------------
Net loss, as reported                                                           $ (9,696,164)   $ (7,039,050)
Add:  Stock-based employee compensation expense included in reported net loss        534,336         144,912
Deduct:  Total stock-based employee compensation expense determined
  under fair value based method for all awards                                    (1,263,470)       (570,352)
-------------------------------------------------------------------------------------------------------------
Pro forma net loss                                                               (10,425,298)     (7,464,490)
Preferred dividends                                                                 (911,983)       (848,200)
-------------------------------------------------------------------------------------------------------------
Pro forma net loss available to common stockholders                             $(11,337,281)   $ (8,312,690)
=============================================================================================================
Basic and diluted loss per share:

     As reported                                                                $      (0.18)   $      (0.19)
=============================================================================================================
     Pro forma                                                                  $      (0.19)   $      (0.20)
-------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


In determining the pro forma amounts above during 2004 and 2003, the value of each grant is estimated at the grant date using the fair value method prescribed in SFAS No. 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3.5 years and; expected price volatility of 79.30% and 89.43%.

The fair value of stock warrants issued to non-employees is being accounted for using SFAS No. 123. Related compensation expense is charged to income when incurred.

Segments of business: The Company currently only has one segment line of business.

Advertising costs: Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2004, and 2003 was $10,605 and $26,265, respectively.

Recent Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board ("FASB") published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the year ending December 31, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.


Note 2. Acquisition of Subsidiary

On August 28, 2003, the Company acquired all of the outstanding capital stock of Tracking Systems Corporation, ("TSC") a provider of criminal offender monitoring equipment. TSC is now a wholly-owned subsidiary of the Company and the results of its operations from August 29, 2003, are included in the Company's consolidated financial statements. The Company issued 4,423,077 shares of its common stock and assumed $4,294,933 of TSC debt in exchange for all outstanding TSC shares. The total acquisition price was $6,452,862 plus $115,316 of acquisition related expenses. The acquisition price was allocated among the TSC assets as set forth in the following table, which reflect management's assessment of the fair value of these assets:


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


-------------------------------------------------------------------------------
Assets acquired
     Cash, net of acquisition costs                                 $   216,311
     Accounts receivable                                                482,727
     Other current assets                                               124,842
     Leasehold improvements and equipment                               206,346
     Monitoring equipment                                             2,584,516
     Intangible asset subject to amortization                           911,522
     Goodwill                                                         2,302,179
     Other noncurrent assets                                             16,044
Liabilities assumed
     Accounts payable and accrued expenses                             (249,554)
     Long-term debt                                                  (4,294,933)
Stock issued for consideration                                       (2,300,000)
-------------------------------------------------------------------------------
                                                                    $        --
===============================================================================


$911,522 of intangibles related to the fair value of existing monitoring contracts acquired was recorded pursuant to the transaction. This intangible will be amortized over seven years, which is the estimated life of the monitoring contracts. In addition, $2,302,179 of goodwill that will be subject to annual impairment tests was recorded. This goodwill, which arises from the excess of the purchase price over the fair value of the assets, represents the value to be gained from the increased synergies and sales potential of the combined entities.

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


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                       For the Year Ended   From January 1, 2003
                                                        December 31, 2003    to August 28, 2003
                                                               iSt                 TSC             Adjustments        Total
-------------------------------------------------------------------------------------------------------------------------------
Total revenues                                           $  1,493,107         $  1,878,547        $    (28,266)   $  3,343,388
Operating loss                                             (5,956,084)            (277,993)             (6,141)     (6,240,218)
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                                 $ (7,039,050)        $   (212,419)       $    (79,473)   $ (7,330,942)
===============================================================================================================================
     Preferred dividends                                     (848,200)                                                (848,200)
===============================================================================================================================
Net loss available to shareholders                       $ (7,887,250)                                            $ (8,179,142)
===============================================================================================================================
Net loss per share of Common Stock - basic and diluted                                                            $      (0.20)
===============================================================================================================================
Weighted average shares common stock outstanding                                                                    41,561,430
-------------------------------------------------------------------------------------------------------------------------------

Pro forma adjustments are for amortization of monitoring contract, change in depreciation due to adjustment of equipment to fair value, and elimination of intercompany transactions.

Note 3. Monitoring Equipment

Monitoring equipment at December 31, 2004, is as follows:

                                    Active        Passive       MEMS 2000      MEMS 2001         Other         Total
-----------------------------------------------------------------------------------------------------------------------
Monitoring Equipment                875,001      2,306,859        964,897      1,278,816        321,056      5,746,628
Less accumulated depreciation      (217,554)    (1,236,451)      (412,497)    (1,278,816)      (104,653)    (3,249,971)
-----------------------------------------------------------------------------------------------------------------------
Monitoring Equipment, net       $   657,448    $ 1,070,407    $   552,400    $        --    $   216,402    $ 2,496,657
=======================================================================================================================

Because of the high costs associated with maintaining MEMS 2001 home arrest product, the Company began development in April, 2004 of a tracNET24-based replacement home arrest product. This development was completed in the fourth quarter of 2004 and the Company immediately commenced moving customers from the MEMS 2001 to the tracNET24 platform.

During the year ended December 31, 2004, the Company took an impairment charge of $1,129,627 against its MEMS 2001 monitoring equipment to reflect its obsolescence. At the same time, the Company took an impairment charge of $211,624 against its MEMS 2000 monitoring equipment to reflect the uncertainty of its viability as a profitable offering. These impairment charges have been included in the cost of revenues in the consolidated statement of operations. The Company used the discounted cash flow method for revenues generated by this equipment to determine its fair value.


Note 4. Goodwill and Intangibles, Subject to Amortization

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets. Goodwill is not amortized, but is tested for impairment on an annual basis. The Company has determined that there is no impairment of goodwill as of December 31, 2004.

Intangible assets are those that can be separately identified and assigned a value. Intangible assets consist of customer monitoring contracts. The Company is amortizing the intangible assets based on the revenue stream of the existing contracts. Amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and was $459,973, including a $302,298 write down of the customer monitoring contracts on the MEMS 2001 and MEMS 2000 equipment to fair value, in 2004 and $88,666 in 2003. The $302,298 write down was to reflect the uncertainty of customer retention as the company began replacing the products with the tracNet24-based product.

The composition of goodwill and intangible assets at December 31, 2004, is as follows:


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                                               Intangibles, subject
                                                                                   Goodwill      to Amortization
-------------------------------------------------------------------------------------------------------------------
Gross Carrying Amount                                                            $2,302,179       $  911,522
   Accumulated Amortization, including $302,298 of impairment loss                       --         (548,639)
   Impairment losses - Goodwill                                                          --               --
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                                                     $2,302,179       $  362,883
===================================================================================================================
The estimated aggregate amortization expense of the intangibles is as follows:
  2005                                                                                            $  126,253
  2006                                                                                                92,707
  2007                                                                                                82,569
  2008                                                                                                41,962
  2009                                                                                                19,392
-------------------------------------------------------------------------------------------------------------------
Total                                                                                             $  362,883
===================================================================================================================

Note 5. Pledged Assets, Notes Payable, Long Term Debt, and Subsequent Event

iSt has the following notes payable and long-term debt at December 31, 2004:


-------------------------------------------------------------------------------------------
Notes Payable

  Unsecured, note payable due to a financial institution, principal and interest
    (7.00%) due at maturity (May 10, 2005). (D)                                    $ 70,362

  Note payable due to a financial institution, due in monthly installments of
    $16,557 including interest at the Bank's prime rate plus 1% (6.25% at December
    31, 2004) through March 15, 2005, when all remaining principal and interest are due. The note is collateralized by substantially all the assets of the
    Company and the personal guarantees of various stockholders. (A) (D)            103,082

  Unsecured note payable to an entity resulting from the conversion of accounts
    payable. Principal and interest (5%) are currently due. (D)                      42,210

-------------------------------------------------------------------------------------------
Total notes payable                                                                $215,654
-------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------
Long Term Debt

  Unsecured, subordinated notes payable due to certain stockholders maturing on
    August 31, 2006, interest rate of 8% per annum and shall be payable in
    arrears.(C)                                                                    $   700,000

  Note payable due to a stockholder calling for monthly principal and interest payments of $67,000 with a balloon payment for the remaining amount due in full in November 2007. The interest rate is based on the U.S. Bank of
    Washington prime rate plus 4%. As of December 31, 2004, the rate in effect was
    9.25%. This note is secured by all corporate assets. (B)                         2,538,421

  Unsecured, subordinated convertible note with interest (10%) payable quarterly and principal due at maturity (October 2008). Convertible to 2,631,579 shares
    of common stock. (C)                                                             1,000,000

  A Series of unsecured notes with three entities at 4% interest convertible into shares of the Company's common stock at $0.23 per share. These
    convertible notes mature on May 28, 2006. (E)                                      856,482

  10% convertible debenture, currently due, convertible into Common Stock at
    $6.06 per share. (D)                                                                30,000

  Three separate capital leases carrying interest rates ranging from 10.66% to
    14.36% and maturing August 2005 to November 2005 (see Note 10)                      38,107

  Six separate capital leases with certain stockholders that are carrying
    interest rates at 9.50% and maturing March 2006 to October 2007 (see Note 10)    1,676,185

----------------------------------------------------------------------------------------------
  Total long term debt                                                               6,839,195

  Less current maturities                                                           (1,410,647)
----------------------------------------------------------------------------------------------
  Total long term debt less current maturities                                     $ 5,428,548
----------------------------------------------------------------------------------------------

      (A) Shares of common stock and common stock warrants were issued to those stockholders guaranteeing this note.

      (B) This note contains various financial covenants that are to be reviewed on an annual basis.

      (C)   These notes are subordinated to the note referenced by (B).

      (D)   These notes were converted or paid off after December 31, 2004.

      (E) On January 3, 2005, an entity converted $100,000 of their note payable with the Company into 434,783 shares of the Company's common stock at a conversion price of $0.23 per share. On February 28, 2005, an entity converted $20,000 of their note payable with the Company into 86,957 shares of the Company's common stock at a conversion price of $0.23 per share.

Interest expense to stockholders for the years ended December 31, 2004, and 2003, was approximately $391,000 and $293,000, respectively. Accrued interest to stockholders at December 31, 2004, was approximately $100,000.

The carrying value of fixed rate notes payable and long-term debt approximates its fair value at December 31, 2004, due to the stockholder guarantees and the relatively short-term nature of the borrowings.

The following is a schedule of aggregate maturities required on long-term debt due in future years as of December 31, 2004:


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


2005                                                                 $ 1,410,647

2006                                                                   2,780,516

2007                                                                   1,648,032

2008                                                                   1,000,000
--------------------------------------------------------------------------------
Total                                                                $ 6,839,195
--------------------------------------------------------------------------------

Note 6. Income Taxes

Net deferred tax asset includes the following components as of December 31, 2004:


                                                                       Total
--------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforward                                  $ 20,783,000
  Valuation allowance                                               (20,783,000)
--------------------------------------------------------------------------------
                                                                   $         --
--------------------------------------------------------------------------------

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended December 31, 2004, and 2003 due to the following:

                                                                     2004           2003
--------------------------------------------------------------------------------------------
Computed "expected" tax benefit                                  $(3,296,699)   $(2,393,277)
Increase (decrease) in income taxes (benefits) resulting from:
  Benefit from state taxes                                          (581,301)      (422,343)
  Nondeductible expenses                                                  --        482,620
  Increase in valuation allowance                                  3,878,000      2,333,000
--------------------------------------------------------------------------------------------
Total provision for income taxes                                 $        --    $        --
--------------------------------------------------------------------------------------------


iSt has net operating losses of approximately $51,713,000 to carryforward for future tax purposes that expire from 2010 to 2024. It is reasonably possible the
Section 382 limitations of Internal Revenue Service regulations may limit the amount of net operating loss carryforward. Due to the uncertainty surrounding the timing of the realization of the benefit from the net operating loss carryforward, iSt has recorded a valuation allowance to offset the deferred tax asset.

Note 7. Common Stock, Stock Options and Warrants

Common Stock

In 2004 and 2003, iSt issued shares of 116,377 and 195,388, respectively to Board members in lieu of director fees. The shares of common stock issued were based on the current fair market value as of the date of the meeting. Expense related to these services totaled $33,217 and $98,000 for the years ended December 31, 2004, and 2003, respectively.

In 2004 and 2003, iSt issued shares of 334,905 and 4,120,814, respectively to unrelated third parties for services rendered. These services primarily related to consulting activities. These shares of common stock were issued based on the fee of such consultant, converted based on current fair market value. Consulting expense related to these services totaled $76,045 and $1,179,694 for the years ended December 31, 2004, and 2003, respectively.


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Stock Options

As of January 1, 2003, iSt had 7,603,575 outstanding options. During 2003 the Company granted 1,865,000 options and 323,324 options were forfeited by the holders. No options were exercised in 2003. As of January 1, 2004, iSt had 9,145,251 outstanding options. During 2004 the Company granted 5,634,250 options and 1,197,615 options were forfeited by the holders. 2,438,345 options were exercised in 2004 and 3,470,500 were cancelled and reissued at a lower price. At December 31, 2004, iSt had 11,143,541 outstanding options.

In June 2001, the shareholders of iSt approved the 2001 Omnibus Equity Incentive Plan. The 2001 Omnibus Equity Incentive Plan provides for the granting of stock options and other equity incentives for up to 1,000,000 shares of the Company's Common Stock to the Company's officers, directors, consultants or advisers who provide services to the Company and key employees at an exercise price 85% of the average daily closing price of the Company's common stock for the week prior to when the options were granted. As of January 1st of each year, commencing with the year 2002, the aggregate number of options that may be awarded under the Plan will automatically increase by a number equal to the lesser of 1% of the total number of Common Shares then outstanding or 200,000. During the years ended 2004 and 2003, grants for 731,750 and 715,000 shares of Common Stock have been made, respectively. Options exercised under the Omnibus plan during the years ended December 31, 2004, and 2003, were 26,345 and none, respectively. Options forfeited for the same time periods were 549,698 and 182,499, respectively. As of December 31, 2004, 147,720 shares of Common Stock remain available for new option grants under this plan. The options are to vest on a monthly basis over a one month to a 36-month period of time from the date of grant.

In February 2003, iSt granted options to purchase in the aggregate of 400,000 shares of common stock at an exercise price 85% of the daily closing price of the common stock on the date when the options were granted to the Senior Vice President Corporate Development and General Counsel, Chief Financial Officer, Senior Vice President of Product and Project Development and Senior Vice President of Technology. The options are to vest on a monthly basis over a two year period of time which began February 3, 2003. 29,167 of these options were forfeited in 2004. In all, 345,834 of these options had vested as of December 31, 2004.

In August 2003, iSt granted options to purchase in the aggregate of 500,000 shares of common stock at an exercise price 85% of the daily closing price of the common stock on the date when the options were granted to the Senior Vice President of Sales. The options are to vest on a monthly basis over a two year period of time which began August 4, 2003. 375,000 of these options were forfeited in 2004. At December 31, 2004, 125,000 of these options were fully vested.

In August 2003, iSt granted options to purchase in the aggregate of 250,000 shares of common stock at an exercise price 85% of the daily closing price of the common stock on the date when the options were granted to the President of Tracking Systems Corporation. The options are to vest on a monthly basis over a two year period of time which began August 28, 2003. 177,083 of these options were forfeited in 2004. The remaining 72,917 options were fully vested at December 31, 2004.

In February 2004, iSt granted options to purchase in the aggregate of 1,250,000 shares of common stock at an exercise price 85% of the daily closing price of the common stock on the date when the options were granted to the President of iSt. These options are to vest on a monthly basis over a twelve month period of time which began February 9, 2004. At December 31, 2004, 1,041,667 of these options were fully vested.

In February 2004, iSt granted options to purchase in the aggregate of 100,000 shares of common stock at an exercise price 85% of the average daily closing price of the common stock on the date when the options were granted to the Senior Vice President Corporate Development and General Counsel. 66,667 of these options forfeited in 2004. The remaining 33,333 options were fully vested at December 31, 2004.


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


In March 2004, iSt granted options to purchase in the aggregate of 202,500 shares of common stock at an exercise price of 85% of the average daily closing price of the common stock on the date when the options were granted to the President of Tracking Systems Corporation. The options are fully vested at December 31, 2004.

In April 2004, iSt granted options to purchase in the aggregate of 600,000 shares of common stock at an exercise price 85% of the daily closing price of the common stock on the date when the options were granted to the Chief Financial Officer, Senior Vice President of Product and Project Development and Senior Vice President of Technology. The options are to vest on a monthly basis over a two year period of time which began April 30, 2004. In all, 200,000 of these options had vested as of December 31, 2004.

In December 2004, iSt granted options to purchase in the aggregate of 1,250,000 shares of common stock at an exercise price of $0.23 to the President of iSt. These options were issued as a performance bonus by the Board of Directors. They are fully vested at December 31, 2004, and expire in five years from the date of grant.

In December 2004, iSt granted options to purchase in the aggregate of 1,500,000 shares of common stock at an exercise price of $0.23 to the Chief Financial Officer, Senior Vice President of Product and Project Development and Senior Vice President of Technology. These options were issued as a performance bonus by the Board of Directors. They are fully vested at December 31, 2004, and expire in five years from the date of grant.

In 2003, 140,825 stock options that had previously been issued to a former stockholder were forfeited.

In 2004, 2,412,000 stock options that had previously been issued to a former employee were exercised.

Stock option expense of $534,336 and $144,912 has been recorded for the years ended December 31, 2004, and 2003, respectively for options issued.

During  2004,  the Company  reduced  the  exercise  price of certain  previously awarded stock  options.  The Company  accounts for  modifications  of previously issued fixed stock option awards under the accounting consequences of modifications to a fixed stock option or award of APB Opinion No. 25 and related interpretations. Accordingly, the options are accounted for as variable from the date of the modification to the date the option is exercised, forfeited, or expires unexercised.

A board resolution was issued on December 3, 2004, declaring that the exercise price for options granted up to December 1, 2004 to employees and directors under the 2001 Omnibus Equity Incentive Plan and options granted pursuant or in reference to Executive Employment Agreements between the Corporation and the President, Chief Financial Officer, Senior Vice President of Product and Project Development and Senior Vice President of Technology be reset to the lower of the existing exercise price or an exercise price being $0.23 per share. In addition, during 2004, options previously issued to a former executive were repriced. Compensation expense related to the repricing of stock options was $353,124 for 2004 and is included in the $534,336 of total stock option expense.

A summary of options issued to employees during the years ended December 31, 2004, and 2003, is as follows:


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                           For the Year Ended            For the Year Ended
                                                                            December 31,2004              December 31,2003
                                                                      ----------------------------  ---------------------------
                                                                                  Weighted Average             Weighted Average
Options                                                                 Shares     Exercise Price    Shares     Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                       9,145,251       $ 0.39       7,603,575       $ 0.99
Granted                                                                5,634,250         0.24       1,865,000         0.41
Repriced                                                               3,470,500         0.23              --           --
Exercised                                                             (2,438,345)        0.16              --           --
Cancelled                                                             (3,470,500)        0.70              --           --
Forfeited                                                             (1,197,615)        0.43        (323,324)       13.99
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                            11,143,541       $ 0.27       9,145,251       $ 0.39
===============================================================================================================================
Exercisable at end of year                                            10,314,499       $ 0.27       7,710,997       $ 0.38
===============================================================================================================================
Weighted-average fair value for options granted during the year                        $ 0.24                       $ 0.31
===============================================================================================================================

A further summary about options outstanding at December 31, 2004, is as follows:

                                      Options Outstanding                         Options Exercisable
                          ------------------------------------------------  -----------------------------
                             Number     Weighted Average  Weighted Average    Number     Weighted Average
Range of Exercise Prices  Outstanding    Remaining Life    Exercise Price   Exercisable   Exercise Price
---------------------------------------------------------------------------------------------------------
$0.01 to 0.25               6,810,708       2 years            $0.23         5,981,666        $0.23
$0.26 to 0.50               4,196,166       2 years             0.31         4,196,166         0.31
$0.51 to 0.75                  35,000       1 year              0.60            35,000         0.60
$0.76 to 1.00                 101,667       1 year              0.93           101,667         0.93
---------------------------------------------------------------------------------------------------------
Totals                     11,143,541                                       10,314,499
---------------------------------------------------------------------------------------------------------


Common Stock Warrants

iSt issued 1,785,869 and 1,886,576 warrants to stockholders and non-employees in connection with various services these individuals provided iSt in 2004 and 2003, respectively. iSt accounts for the fair value of the warrants in accordance with SFAS No. 123. Compensation expense that has been charged to income for these warrants was $255,508 and $1,012,263 for the years ended December 31, 2004, and 2003, respectively. None of these warrants had expired as of December 31, 2004.

In 2004, iSt issued 8,260,870 detachable warrants in connection with obtaining convertible debt. As of December 31, 2004, 869,565 of these warrants had been exercised and 1,072,866 of these warrants had expired. Interest expense in regards to these warrants has been charged for $1,900,000 for the year ended December 31, 2004. Fair value of the detachable warrants was calculated by using the Black-Sholes pricing model.

In connection with equity financing obtained, iSt issued warrants of 10,827,566 and 1,057,000 in 2004 and 2003, respectively. None of these warrants had expired as of December 31, 2004.

The fair value of each warrant is estimated at the grant date using the Black-Sholes option-pricing model with the following weighted-average assumptions for warrants in 2004 and 2003: dividend rate of 0%; price volatility of 98.76% and 94.99%; risk-free interest rate of 5%; and expected lives of one to four years.

A summary of the status of all the warrants issued at December 31, 2004, and 2003 and changes during the years ended on those dates is as follows:


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                           For the Year Ended            For the Year Ended
                                                                            December 31,2004              December 31,2003
                                                                      ----------------------------  ---------------------------
                                                                                  Weighted Average             Weighted Average
Warrants                                                                Shares     Exercise Price     Shares    Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                       4,209,116       $0.56        1,858,324       $0.63
Granted                                                               20,874,305        0.35        2,943,576        0.47
Exercised                                                               (869,565)       0.23         (541,872)       0.34
Forfeited                                                             (1,324,865)       0.39          (50,912)       0.24
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                            22,888,991        0.39        4,209,116        0.56
===============================================================================================================================
Exercisable at end of year                                            22,888,991       $0.39        4,209,116       $0.56
===============================================================================================================================
Weighted-average fair value of warrants granted during the year                        $0.19                        $0.34
===============================================================================================================================


A further summary about warrants outstanding at December 31, 2004, is as follows:


                             Number Outstanding       Weighted Average    Weighted Average
Range of Exercise Prices       and Exercisable         Remaining Life      Exercise Price
------------------------------------------------------------------------------------------
$0.23 to 0.25                     4,959,742               1.00 years           $0.23
$0.26 to 0.50                    15,933,871               4.00 years            0.41
$0.51 to 0.75                     1,922,878               1.25 years            0.61
$0.76 to 1.65                        72,500               1.50 years            1.56
------------------------------------------------------------------------------------------
Total                            22,888,991
------------------------------------------------------------------------------------------


Note 8. Convertible Preferred Stock

The Company may issued up to 1,000,000 shares of Preferred Stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine.

Series A Convertible Preferred Stock

In 2003, the Company issued 605 shares of its Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred"). The Series A Preferred provided that the holders thereof were entitled to an annual dividend equal to 9.5% of the stated value which can be paid in cash or in additional shares of Series A Preferred. The Company paid dividends payable in Series A Preferred valued at $1,130,496 (including $218,513 for dividends payable as of December 31, 2003) on the Series A Preferred during the year ended December 31, 2004. During the year ended December 31, 2003, the Company paid a dividend payable in Series A Preferred valued at $642,808 and cash dividends of $205,392 on the Series A Preferred. All Series A Preferred was converted into a total of 10,255,966 shares of Common Stock on December 30, 2004.

Series B Convertible Preferred Stock

During 2002 and 2003, the Company issued a total of 300 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B
Preferred"). The holders of Series B Stock are entitled to receive fixed-rate dividends per annum at the following rates:

      10.0% months 1 - 6

      11.0% months 7-12

      12.0% months 13-24

      13.0% months 25-60

--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

If declared, dividends are payable quarterly and shall be payable in cash or in additional shares of Series B Preferred at the sole discretion of the Board of Directors. If dividends are paid in shares of Series B Preferred, each share shall be valued for this purpose at an amount equal to the original price at which the Series B Preferred was issued. No Series B Preferred dividends were paid in 2004 or 2003. On January 11, 2005, all Series B Preferred was converted into a total of 500,100 shares of Common Stock.

Note 9. Restricted Cash

The Company has $700,000 of cash held in escrow received from certain stockholders. The offsetting liability is included in accrued expenses. This cash is restricted for the use of certain stockholders and has been classified as restricted cash for report purposes. On January 7, 2005, the cash was removed from escrow and returned to the stockholders.

Note 10. Lease Obligations

In 2004, the Company financed the acquisition of approximately $1,125,000 of monitoring equipment through two sale-leaseback agreements with three shareholders of the Company. The Company recorded a deferred gain on sale-leaseback transactions and is amortizing the gain into income over the life of the related leases.

The Company has a total of nine capital leases which expire from August 2005 to October 2007. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates from 9.50% to 14.36%. In 2004, the Company refinanced five of its nine capital leased, lowering the interest rate on each to 9.5% and extending the maturity dates by up to 15 months. The Company also has one noncancelable operating lease, which expires November 2007, and requires monthly rental payments of $1,616 through April 2005, $4,839 from April 2005 through October 2005, $9,879 from November 2005 through October 2006 and $6,847 from November 2006 through October 2007. Rent expense is recorded on the straight line basis. Future minimum lease payments, by year and in aggregate, under the capital leases and noncancelable operating lease, with initial terms of one year or more, are due as follows:

The depreciated cost of monitoring equipment under capital leases is as follows:


                                                   2004                 2003
--------------------------------------------------------------------------------
Equipment                                      $ 4,148,817          $ 1,945,120
Less accumulated depreciation                   (2,602,351)            (287,506)
--------------------------------------------------------------------------------
Total                                          $ 1,546,466          $ 1,657,614
--------------------------------------------------------------------------------


                                                                   Capital Leases             Operating
                                                         Stockholders          Other            Lease
--------------------------------------------------------------------------------------------------------
2005                                                     $   870,443       $    46,302       $    55,256
2006                                                         628,213                --           112,484
2007                                                         381,733                --            68,470
--------------------------------------------------------------------------------------------------------
Total approximate minimum lease payments                 $ 1,880,389       $    46,302       $   236,210
  Less the amount representing interest                     (204,204)           (8,195)               --
--------------------------------------------------------------------------------------------------------
Approximate present value of minimum lease payments      $ 1,676,185       $    38,107       $   236,210
========================================================================================================


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Rent expense related to the above operating lease was $3,232 and $0 for the years ended December 31, 2004, and 2003, respectively. Total rent expense on all operating leases was $69,164 and $63,126, for the years ended December 31, 2004, and 2003, respectively.

The recap of the activity in the deferred gain on sale-leaseback transactions is as follows:

                                                            2004          2003
--------------------------------------------------------------------------------
Beginning Balance                                        $ 677,125    $      --
Amortization of gain on sale-leaseback transactions       (588,757)    (123,083)
Proceeds from the sale-leaseback transactions              782,015      800,208
--------------------------------------------------------------------------------
Ending Balance                                           $ 870,383    $ 677,125
--------------------------------------------------------------------------------

Note 11. Common and Preferred Shares Issued for Cash

A summary of common and preferred stock issued for cash is as follows:


                                               Preferred A                  Preferred B                     Common
                                        -------------------------   --------------------------   ---------------------------
For the Year Ended December 31, 2003      Per Share       Total       Per Share        Total       Per Share        Total
----------------------------------------------------------------------------------------------------------------------------
Gross Proceeds                          $     1,000   $   416,000   $     1,000    $   150,000   $0.30 - $0.35   $ 1,590,890
  Offering costs                                               --                           --                       (25,000)
----------------------------------------------------------------------------------------------------------------------------
Net proceeds                                          $   416,000                  $   150,000                   $ 1,565,890
----------------------------------------------------------------------------------------------------------------------------

                                               Preferred A                  Preferred B                     Common
                                        -------------------------   --------------------------   -----------------------------
For the Year Ended December 31, 2004      Per Share       Total       Per Share        Total       Per Share        Total
------------------------------------------------------------------------------------------------------------------------------
Gross Proceeds                          $     1,000   $        --   $     1,000    $        --   $0.127 - $0.39   $ 4,075,420
  Offering costs                                               --                           --                        (10,000)
------------------------------------------------------------------------------------------------------------------------------
Net proceeds                                          $        --                  $        --                    $ 4,065,420
------------------------------------------------------------------------------------------------------------------------------


Note 12. Legal Proceedings

On December 22, 2004, a lawsuit was filed by Satellite Tracking of People, LLC ("STOP") against the Company in United States District Court for the Middle District of Tennessee. STOP plans to enter into the market for tracking and monitoring individuals using GPS technology in the United States and has acquired U.S. rights to the BluTag(R) remote electronic monitoring, tracking and surveillance technologies. Among other thing, STOP alleges that the Company notified STOP's predecessor in interest that the technology underlying the BluTag(R) system infringes on two U.S. patents held by the Company. The action filed by STOP seeks a declaratory judgment that (i) STOP's BluTag(R) technology does not infringe on the Company's patents, (ii) the Company's patents are invalid and/or (iii) the Company has granted STOP a license under its asserted patents. The Company intends to vigorously defend any lawsuit brought by STOP on these grounds. In addition, the Company has filed a lawsuit against STOP in United States District Court for the District of Nebraska, alleging infringement of the Company's patented technology by STOP and is seeking to consolidate STOP's lawsuit with the Company's lawsuit in the Nebraska court. The Company is unable to predict the outcome of either of these lawsuits at this time.

The Company is not subject to any other pending or threatened lawsuits.


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 13. Going Concern

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has not yet achieved profitable operations and does not have adequate working capital to meet its ongoing liquidity needs. As a result, there are uncertainties that raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of recorded liabilities that may result should the Company be unable to continue as a going concern.

The Company implemented a plan in 2004 to address its working capital and liquidity issues. Among other things, the plan is designed to increase cash flows from operations and to strengthen the Company's balance sheet. As part of this plan, the Company signed a non-binding term sheet for an equity investment in the Company by a private investment company. Closing of the transaction is contingent upon: (i) elimination of all of the Company's debt (except for capital leases and trade payables); (ii) satisfactory completion of due diligence by the investor; (iii) an opinion by an independent analyst that the transaction is fair to the existing shareholders of the Company; and (iv) completion and execution of a definitive agreement. Subsequent to year end, the investor extended a $1 million bridge loan to iSECUREtrac which is to be repaid from the proceeds of the transaction. If the proposed transaction is consummated, the Company believes it will have sufficient working capital to meet its liquidity needs for the foreseeable future. There is no assurance that the proposed transaction will close and, if it does not, the Company will need to secure alternative sources of financing to meet its immediate liquidity needs.