Form 10KSB/A
period 2004-12-31
ISECURETRAC CORP
filed 2005-04-28
CIK 1088120

As filed with the Securities and Exchange Commission on April 28, 2005.
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                  FORM 10-KSB/A
                                   (Mark One)
                      [X] ANNUAL REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $4,679,486.

The aggregate market value of the common stock of the registrant held by non-affiliates, all of which is voting, was approximately $11,080,736, based on the closing sale price reported on March 28, 2005.

As of March 28, 2005, there were 90,514,475 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure format (check one): YES |_| NO |X|

================================================================================

                                Explanatory Note

iSecureTrac Corp. ("iSECUREtrac" or "iSt" or the "Company") is amending its annual report on Form 10-KSB for the year ended December 31, 2004 ("Form 10-KSB") to include the information required by Part III of the Form 10-KSB. The Company filed its Form 10-KSB on March 31, 2005 which indicated that it would incorporate many sections of Part III by reference to the Company's definitive proxy statement. At this time, the Company no longer expects to be able to file its definitive proxy statement within the applicable time frame required for incorporating by reference information into the Company's Form 10-KSB. Therefore, the Company is filing this amended Form 10-KSB/A to include such information and to remove references to the proxy statement. Except as indicated, the Company has made no other changes to its Annual Report on Form 10-KSB for the year ended December 31, 2004.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

THE BOARD OF DIRECTORS

Information regarding the Board of Directors of the Company is set forth below. Each director is elected for a one-year term.

Robert E. Badding, age 75, joined our Board of Directors in October 1997. He is the founder and current Chairman of the Board of Badding Construction. Mr. Badding served as Chief Executive Officer of Badding Construction from 1954 to 1999. Badding Construction is a regional commercial and residential construction firm.

Martin J. Halbur, age 53, joined our Board of Directors in July 2000. Dr. Halbur has been practicing dentistry in Carroll, Iowa, since 1976. Dr. Halbur performed his undergraduate work at Creighton University in Omaha and graduated from Creighton University Dental School in 1976.

Roger J. Kanne, age 64, has been a Director since October 1997 and currently serves as Chairman of the Board of Directors.. Mr. Kanne also served as our Chief Financial Officer and Secretary from May 2000 to February 2001. Mr. Kanne is Chairman, President and CEO of Community Oil Company, a regional distributor of petroleum products, and has served in such capacity since 1972. He also serves as Vice President and Secretary of ET Company, a regional video distributor, and has held such position for the last 17 years.

Ronald W. Muhlbauer, age 63, former Chairman of the Board and has been a member of the Board of Directors since December 1996. He is a Certified Public Accountant and for 28 years was a partner with the accounting firm of Olsen, Muhlbauer & Co., L.L.P., in Carroll, Iowa. He currently is with Commercial Savings Bank. Mr. Muhlbauer is a graduate of Creighton University in Omaha, Nebraska, with a BS degree in Business Administration.

Ravi Nath, age 52, joined our Board of Directors in December 2001. Dr. Nath is the Jack and Joan McGraw Endowed Chair of the Department of Information Systems and Technology at Creighton University in Omaha. He assumed the Department chair in May of 1998 and became a tenured Professor at Creighton in 1998. From 1980 to 1998, Dr. Nath was a Professor of management information systems at the University of Memphis, receiving a tenure in 1985. Dr. Nath also currently serves as Executive Director of the Joe Ricketts Center in E-Commerce and as a Board member of the Applied Information Management Institute.

Thomas E. Wharton Jr., age 43, joined our Board of Directors in December 2001. Mr. Wharton also serves as our President and Chief Executive Officer. Mr. Wharton has a 19-year career in financial management, business strategy development, and marketing for international and domestic companies. Mr. Wharton began his career at Bozell & Jacob's Poppe Tyson Advertising division in 1988, where he advanced to CFO & CIO in 1992. While CIO at Poppe Tyson, Mr. Wharton co-founded, managed, and obtained initial financing for Poppe's ad sales network, which has become the industry's top Internet advertising network, DoubleClick, Inc. (NASDAQ DCLK). Mr. Wharton co-founded Poppe Tyson Interactive, and was named President & Chief Operating Officer in 1996. Mr. Wharton's responsibilities included expanding operations into Europe, Asia, and South America, worldwide marketing strategies and global client expansion. He helped develop online strategies for IBM, Dow Chemical, Chase Bank, Priceline, Sony Playstation & Underground, Cadillac, Hong Kong Bank, Nikkei, DoubleClick, and various other startup and global clients. Mr. Wharton is currently a director of WFS Direct Inc.

The Board of Directors has determined that Mr. Muhlbauer is independent and qualifies as an "audit committee financial expert" under criteria specified by the SEC.

The Company does not have a standing nominating committee. The Board determined that due to the relatively small size of the Board and its policy on director nominations, it is not necessary to form a separate committee to evaluate director nominations. The Board identifies nominees to serve as directors of the Company primarily through suggestions made by directors, management or stockholders. Candidates for directors are evaluated based on their independence, character, judgment, diversity of experience, financial or business acumen, and their ability to represent and act on behalf of all stockholders. However, the Board has not established any quantifiable minimum standards for evaluating potential nominees. The Board will consider nominations for directors received from stockholders which are submitted in a timely manner with sufficient biographical and business experience information about the nominee to allow the Board to evaluate the nominee.


EXECUTIVE OFFICERS


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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our directors and executive officers and any holder of 10 percent or more of our common stock to file reports with the SEC showing changes in their ownership of our common stock. Based solely on our review of copies of the Section 16(a) reports we have received and written representations from each person who did not file an annual report with the SEC on Form 5, we believe that all Section 16(a) reports with respect to 2004 were filed on time, except for the following:


      (a) Three officers of the corporation, Thomas Wharton, Jr., David Vana, and Todd Hansen, failed to file on a timely basis a Form 4 report relating to the grant of stock options to them in December 2004, all of which reports were subsequently filed.


      (b) Total Tech LLC has not filed Form 3 upon becoming a beneficial owner of more than 10% of our common stock and has not filed reports on Form 4 reporting subsequent transactions in our common stock.


CODE OF ETHICS

The Company does not currently have a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. However, the Company is in the process of assessing this issue and intends to adopt a code of ethics in the near future.



Item 10.  Executive Compensation.

Executive Compensation

The following table sets forth certain information for each of the last three fiscal years concerning compensation paid by us to our current Chief Executive Officer and each other executive officer who earned a total annual salary that exceeded $100,000 for 2004 (together, the "Named Executive Officers"), and three former executive officers who resigned during 2004.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                                         Annual Compensation              Compensation
                                                         -------------------               Securities
                                                                                            Underlying
                                                                                           Options/SARS
Name and Principal Position                  Year        Salary ($)       Bonus ($)            (#)(8)
---------------------------                 -----------------------------------------------------------
Thomas E. Wharton Jr.   (1)                  2004          143,693              --           2,500,000
Chief Executive Officer, President           2003               --              --                  --
and Director                                 2002               --              --                  --


David G. Vana  (2)                           2004          123,900              --           1,000,000  *
Chief Financial Officer, Secretary           2003          123,900              --                  --
                                             2002          118,983              --                  --


Edward Sempek (3)                            2004          123,900              --           1,000,000  *
Sr. VP,  Operations and Business             2003          123,900              --                  --
Development                                  2002          120,950              --


David Sempek (4)                             2004          123,900              --           1,000,000  *
Sr. VP,  Technology, Chief Technical         2003          123,900              --                  --
Officer                                      2002          118,983              --


Michael P. May  (5)                          2004           44,281              --                  --
Former Chairman, Chief Executive             2003          220,000              --                  --
Officer and Director                         2002          210,000              --                  --


James E. Stark  (6)                          2004           44,609              --                  --
Former President and Director                2003          132,000              --                  --
                                             2002          126,000              --                  --


John M. Heida   (7)                          2004           63,572              --             100,000
Former Senior Vice President-- Corporate     2003          110,000              --             100,000
Development and General Counsel              2002          110,000              --             150,000


* 100,000 of these options were granted in 2003 and repriced from $0.34 to $0.23 in December 2004 and 200,000 of these options were granted in 2001 and repriced from $0.7905 to $0.23 in December 2004.

(1) Thomas E. Wharton Jr. became our Chief Executive Officer on February 9, 2004 and our President on April 1, 2004. We entered into an employment agreement with Mr. Wharton on February 9, 2004 which continues for an indefinite term, unless terminated by either party. The agreement provides for a base salary of $160,000 on an annual basis, a bonus plan of up to 50% of his annual salary and the opportunity to be granted options to purchase our common stock.

(2) David G. Vana joined the Company on November 5, 2001 and was appointed as our Chief Financial Officer on August 1, 2003. We entered into an employment agreement with Mr. Vana on November 5, 2001 which continues for an indefinite term, unless terminated by either party. The agreement provides for a base salary of $118,000 on an annual basis, a bonus plan of up to 50% of his annual salary and the opportunity to be granted options to purchase our common stock.. The agreement continues on an indefinite basis, unless terminated by either party.

(3) Edward Sempek joined the Company as Senior Vice President, Operations and Business Development on November 5, 2001. We entered into an employment agreement with Mr. Sempek on November 5, 2001 which continues for an indefinite term, unless terminated by either party. The agreement provides for a base salary of $118,000 on an annual basis, a bonus plan of up to 50% of his annual salary and the opportunity to be granted options to purchase our common stock.

(4) David Sempek joined our Company as Senior Vice President, Technology, and Chief Technical Officer on November 5, 2001. We entered into an employment agreement with Mr. Sempek on November 5, 2001 which continues for an indefinite term, unless terminated by either party. The agreement provides for a base salary of $118,000 on an annual basis, a bonus plan of up to 50% of his annual salary and the opportunity to be granted options to purchase our common stock.

(5) Mr. May resigned all positions with the Company on February 9, 2004.

(6) Mr. Stark resigned all positions with the Company on April 1, 2004.

(7) Mr. Heida resigned all positions with the Company on June 4, 2004.

(8) Indicates number of shares of common stock underlying options. The Company does not maintain a long-term incentive plan or pension plan for its executive officers as defined by the rules of the SEC.

Stock Options

      Our 2001 Omnibus Equity Incentive Plan (the "2001 Plan") provides for the granting of stock options and other equity incentives to our officers, key employees, directors, consultants or advisors who provide services to the Company at an exercise price of not less than 85% of the closing price of the Company's common stock as of the date when the options are granted. As of January 1 of each year, commencing with the year 2001, the aggregate number of options that may be awarded under the Plan will automatically increase by a number equal to the lesser of 1% of the total number of common shares then outstanding or 200,000. As of December 31, 2004, options for a total of 1,491,958 shares of our common stock were outstanding under the 2001 Plan and options for another 147,720 shares of common stock remain available for new option grants under the 2001 Plan.

      We have also granted options to acquire a total of 9,651,583 shares of our common stock to certain of our executive offers under the terms of the employment agreements and other individual compensation arrangements.

      On December 3, 2004, the Board of Directors adopted a resolution, upon recommendation of the Compensation Committee, reducing the exercise price of all outstanding options granted under the 2001 Plan and under employment agreements or other compensation arrangements to $0.23 per share. The market price for the Company's common stock has declined over the past several years. This has caused a substantial loss in the value of the stock option issued to the Company's directors, executives and key employees. While the Company paid no bonuses to its Named Executive Officers for their performance in 2004, the Board of Directors, including all members of the Compensation Committee, decided to reprice the outstanding options to provide an appropriate incentive to management and to further align executive compensation with the long-term interests of the Company's stockholders. The Company accounts for modifications of previously issued fixed stock option awards under the accounting consequences of modifications to a fixed stock option or award of APB Opinion No. 25 and related interpretations. Accordingly, the options are accounted for as variable from the date of the modification to the date the option is exercised, forfeited, or expires unexercised.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

      The following tables contain information on stock options granted during the year ended December 31, 2004, and about unexercised stock options held at December 31, 2004.

             OPTION / SAR GRANTS IN FISCAL YEAR 2004


                                                   Number of            Percent of
                                                  Securities         Total Options /
                                                  Underlying           SARs Granted      Exercise or
                                                Options / SARs         to Employees       Base Price    Expiration
Name and Principal Position                       Granted (#)            in 2004          ($/Share)        Date
---------------------------                       -----------            -------          ---------        ----
Thomas E. Wharton Jr.                              1,250,000              19.13%                0.23             -
CEO, President and Director                        1,250,000              19.13%                0.23      12/31/09


David G. Vana                                        200,000               3.06%                0.23      04/30/14
Chief Financial Officer, Secretary                   500,000               7.65%                0.23      12/31/09
                                                     100,000 *             1.53%                0.23             -
                                                     200,000 **            3.06%                0.23             -


Edward Sempek                                        200,000               3.06%                0.23      04/30/14
Sr. VP,  Operations and Business                     500,000               7.65%                0.23      12/31/09
Development                                          100,000 *             1.53%                0.23             -
                                                     200,000 **            3.06%                0.23             -


David Sempek                                        200,000                3.06%                0.23      04/30/14
Sr. VP,  Technology, Chief Technical                500,000                7.65%                0.23      12/31/09
Officer                                             100,000 *              1.53%                0.23             -
                                                    200,000 **             3.06%                0.23             -


Michael P. May                                         0                     0                     0             -
Former Chairman, CEO and Director


James E. Stark                                         0                     0                     0             -
Former President and Director


John M. Heida                                       100,000                1.53%              0.3145             -
Former Senior Vice President - Corporate
Development and General Counsel


* These options were granted in 2003 and repriced from $0.34 to $0.23 in December 2004

** These options were granted in 2001 and repriced from $0.7905 to $0.23 in December 2004

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

      The following table contains information on stock options granted during the year ended December 31, 2004, and about unexercised stock options held at December 31, 2004.

AGGREGATED OPTION / SAR EXERCISES IN FISCAL YEAR 2004 AND YEAR-END OPTION VALUES


                                                                                  Number of Securities       Value of Unexercised
                                                                                 Underlying Unexercised          In-the-Money
                                                                                    Options/SARs at             Options/SARs at
                                                                                     at FY-End (#)                FY-End ($)
                                                                                -------------------------  ------------------------
                                           Shares Acquired         Value             Exercisable /               Exercisable /
                                           on Exercise (#)      Realized ($)         Unexercisable               Unexercisable
                                         --------------------  ---------------  -------------------------  ------------------------
Thomas E. Wharton Jr.                             0                  0            2,331,666 / 208,334            23,317 / 2,083
CEO, President and Director

David G. Vana                                     0                  0             858,334 / 141,666             8,583 / 1,417
Chief Financial Officer, Secretary

Edward Sempek                                     0                  0             858,334 / 141,666             8,583 / 1,417
Sr. VP,  Operations and Business
Development

David Sempek                                      0                  0             858,334 / 141,666             8,583 / 1,417
Sr. VP,  Technology, Chief Technical
Officer

Michael P. May                                2,412,000           378,287             2,497,000 / 0                  0 / 0
Former Chairman, CEO and Director

James E. Stark                                    0                  0                1,000,000 / 0                  0 / 0
Former President and Director

John M. Heida                                     0                  0                 254,166 / 0                   0 / 0
Former Senior Vice President - Corporate
Development and General Counsel

Director Compensation

We pay each director who is not our employee the sum of $1,000 for each meeting of the Board of Directors. This fee may be paid in cash or in shares of our common stock having an equivalent fair market value. For attending Board meetings in 2004 our Directors received the following number of shares of our common stock; Mr. Badding received 11,090 shares, Dr. Halbur received 18,734 shares Mr. Kanne received 20,154 shares, Mr. Muhlbauer received 23,279 shares and Mr. Nath received 23,279 shares. Mr. Ken Macke, who was an advisor to the Board of Directors, received 19,841 shares of our common stock for services performed during 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the April 4, 2005, there were 90,531,867 shares of our common stock issued and outstanding. There were no longer any shares of either our Series A or Series B Preferred Stock outstanding as of this date. The following table shows the number of shares of common stock beneficially owned as of this date, by each person who we know beneficially owns more than 5% of the issued and outstanding shares of our common stock, each director and executive officer of the Company and the directors and executive officers as a group.

               Stock Ownership

                                                          Common Stock
                                                      Amount and Nature of
Name and Address of Beneficial Owner                  Beneficial Ownership        Percent of Class
Robert Badding (1)
304 Timberline Road
Carroll, IA  51401                                              1,826,671                2.02%

Martin J. Halbur (2)
124 Pleasant Ridge Road
Carroll, IA  51401                                              1,661,122                1.83%

Todd Hansen (3)
20004 Rondo Drive
Gretna, NE  68028                                                  78,750                0.09%

Roger Kanne (4)
1311 Amy Avenue
Carroll, IA  51401                                             17,896,914                6.83%

Ronald Muhlbauer (5)
222 Pleasant Ridge
Carroll, IA  51401                                                460,103                0.51%

Ravi Nath (6)
651 N. 59th Street
Omaha, NE  68132                                                   94,201                0.10%

David G. Vana (7)
17902 Pine Street
Omaha, NE  68130                                                  956,038                1.05%

Thomas E. Wharton Jr. (8)
5922 S. 166th Street
Omaha, NE  68135                                                2,591,546                2.78%

Edward Sempek (9)
616 S. 157th Avenue Circle
Omaha, NE  68118                                                  909,288                0.99%

David Sempek  (10)
17027 Seward Street
Omaha, NE  68118                                                  912,287                1.00%

All Directors and Executive Officers (11)
Officers as a Group (10 persons)..............                 27,386,920               17.20%

Total Tech LLC (12)
Carroll, IA  51401                                             11,715,749               11.51%

* For purposes of this table, a person is deemed to be the beneficial owner of shares of common stock if that person has the right to acquire such shares within 60 days of the date of this table by the exercise of any stock option. Such stock options held by a person are deemed to have been exercised for the purpose of computing the percentage of outstanding shares of common stock beneficially owned by such person, but shall not be deemed to have been exchanged or exercised for the purpose of computing the percentage of outstanding shares of common stock beneficially owned by any other person. Additionally, for purposes of this table, a person or entity shall be deemed to be a beneficial owner of shares of common stock if such person or entity has or shares either investment or voting power with respect to such shares. Each director and executive officer has sole voting and investment power over the shares such individual beneficially owns and all such shares are owned directly unless otherwise indicated.

(1) Includes 1,806,671 shares of common stock owned directly and fully vested options to acquire 20,000 shares of common stock at an exercise price of $0.23 per share. Mr. Badding also holds unvested options to acquire 20,000 shares at an exercise price of $0.23 per share.

(2) Includes 1,641,122 shares of common stock owned directly and fully vested options to acquire 20,000 shares of common stock at an exercise price of $0.23 per share. Mr. Halbur also holds unvested options to acquire 20,000 shares at an exercise price of $0.23 per share.

(3) Consists of fully vested options to acquire 78,750 shares of common stock at an exercise price of $0.23 per share.

(4) Includes 6,161,165 shares of common stock owned directly, 11,715,749 owned indirectly through Total Tech, LLC, and fully vested options to acquire 20,000 shares of common stock at an exercise price of $0.23 per share. Mr. Kanne also holds unvested options to acquire 20,000 shares at an exercise price of $0.23 per share.

(5) Includes 440,103 shares of common stock owned directly and fully vested options to acquire 20,000 shares of common stock at an exercise price of $0.23 per share. Mr. Muhlbauer also holds unvested options to acquire 20,000 shares at an exercise price of $0.23 per share.

(6) Includes 54,201 shares of common stock owned directly and fully vested options to acquire 40,000 shares of common stock at an exercise price of $0.23 per share. Mr. Nath also holds unvested options to acquire 20,000 shares at an exercise price of $0.23 per share.

(7) Includes 64,371 shares of common stock owned directly and fully vested options to acquire 891,667 shares of common stock at an exercise price of $0.23 per share. Mr. Vana also holds unvested options to acquire 108,333 shares at an exercise price of $0.23 per share.

(8) Includes 51,546 shares of common stock owned directly and fully vested options to acquire 2,540,000 shares of common stock at an exercise price of $0.23 per share.

(9) Includes 17,621 shares of common stock owned directly and fully vested options to acquire 891,667 shares of common stock at an exercise price of $0.23 per share. Mr. Sempek also holds unvested options to acquire 108,333 shares at an exercise price of $0.23 per share.

(10) Includes 20,620 shares of common stock owned directly and fully vested options to acquire 891,667 shares of common stock at an exercise price of $0.23 per share. Mr. Sempek also holds unvested options to acquire 108,333 shares at an exercise price of $0.23 per share.

(11) Includes 10,257,420 shares of common stock owned directly, 11,715,749 shares of common stock owned indirectly through Total Tech LLC, and fully vested options to acquire 5,413,751 shares of common stock at an exercise price of $0.23 per share.

(12) The members of Total Tech, LLC are Dennis Anderson, Robert Badding, Mary Collison, Martin Halbur, Roger Kanne, Ronald Muhlbauer, and Patti Pietig.

SHARES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following equity compensation plan information summarizes plans and securities approved by, and not approved by, our stockholders as of December 31, 2004:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Weighted average exercise price
                                                                  of outstanding options, warrants   Number of securities remaining
                                    Number of securities to be               and rights             Available for future issuance
                                issued upon exercise of outstanding       price of outstanding            remaining available
            Plan category          options, warrants and rights      options, warrants and rights        for future issuance

-----------------------------------------------------------------------------------------------------------------------------------
                                               (a)                                 (b)                            (c)
-----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                   1,491,958                             $0.28                         147,720
approved by security holders
-----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not               9,651,583                             $0.26                            0
approved by security holders
-----------------------------------------------------------------------------------------------------------------------------------
Total                                       11,143,541                            $0.27                         147,720
-----------------------------------------------------------------------------------------------------------------------------------

--------------------

* Equity compensation plans not approved by security holders consist of arrangements to issue stock options under employment agreements with executive officers.


Item 12.  Certain Relationships and Related Transactions.


Roger Kanne and AHK Leasing, LLC, a company controlled by him, lent the Company money during 2002 and 2003. Some of these loans were evidenced by promissory notes having terms of one year and bearing interest at a rate of 10% per annum. Some of these loans were in the form of capital leases with terms ranging from 18 months to three years and bearing interest at a rate of 9.50% per annum.. When such loans were made, we issued warrants to purchase our common stock based on the amount of money loaned to us with exercise prices and expiration dates that varied depending on the value of our common stock date of the respective loan. The following table sets forth certain information regarding these loan transactions, including the transaction dates, the type of transaction, loan amounts, the number of warrants granted and the exercise price of the warrants:

                           Issue          Type of        Amount of       Number of      Exercise
Lender                      Date        Transaction       Loan ($)      Warrants (#)    Price ($)
------                      ----        -----------       --------      ------------    ---------
Roger Kanne               01/03/02    Promissory Note          50,000           77,429     0.64575
Roger Kanne               01/04/02    Promissory Note          50,000           77,429     0.64575
Roger Kanne               01/07/02    Promissory Note          50,000           77,851     0.64225
Roger Kanne               01/16/02    Promissory Note          25,000           40,492      0.6174
Roger Kanne               01/27/02    Promissory Note          25,000           40,038      0.6244
Roger Kanne               02/22/02    Promissory Note         250,000          401,284       0.623
AHK Leasing, LLC          09/01/03     Capital Lease          250,000          355,114       0.352
AHK Leasing, LLC          09/01/03     Capital Lease          125,000          217,014       0.288
AHK Leasing, LLC          09/01/03     Capital Lease          125,000          139,509       0.448
AHK Leasing, LLC          09/01/03     Capital Lease          125,000           97,656       0.640
AHK Leasing, LLC          09/01/03     Capital Lease          125,000          105,574       0.592
AHK Leasing, LLC          09/01/03     Capital Lease          125,000          111,607       0.560
AHK Leasing, LLC          09/01/03     Capital Lease          360,000          375,000       0.480
Roger Kanne               11/21/03    Promissory Note         200,000          255,102       0.392

On December 30, 2004, we issued 2,506,035 shares of common stock to Roger Kanne for converting the remaining principal balance on each of his promissory notes into equity at a conversion price of $0.23 per share. On that same date, we also issued 326,087 shares of common stock to Martin Halbur for converting the remaining principal balance on a promissory note evidencing a loan made by him to the Company in November 2001 into equity at a conversion price of $0.23 per share.

A Consulting Agreement was entered into as of March 5, 2002 between the Company and Wharton Consulting, which is owned by Thomas Wharton. Mr. Wharton received consulting fees in the amount of $21,000 during 2002, $13,676 during 2003 and $0 during 2004 for services provided. This consulting agreement terminated on February 9, 2004 when Mr. Wharton become the President and Chief Executive Officer of the Company.

On November 9, 2004, the Company issued a warrant to Roger Kanne to purchase 1,000,000 shares of our common stock at an exercise price of $0.35 per share. The warrant will expire on November 5, 2007 and was issued in consideration for special services performed by Mr. Kanne on behalf of the Company.

On November 9, 2004, Total Tech, LLC purchased 4,021,739 shares of our common stock at $0.23 per share. In addition, the Company granted Total Tech, LLC a warrant to purchase 2,010,869 shares of our common stock at an exercise price of $0.3698 expiring November 9, 2009.

Item 13.  Exhibits.

      (a)   The following documents are filed as part of this report:

            1. Financial Statements of the Company. Incorporated by reference from the registrant's annual report on Form 10-KSB filed on March 31, 2005 (Commission File No. 0-26455).

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

                  10.06 Employment Agreement between iSt and Thomas E. Wharton,
                        Jr. (6)

                  10.07 Employment Agreement between iSt and David G. Vana (5)

                  10.08 Employment Agreement between iSt and Edward J. Sempek
                        (5)

                  10.09 Employment Agreement between iSt and David G. Sempek (5)

                  10.10 Agreement Among Noteholders (10)

                  10.11 Debt Conversion between iSt and Roger Kanne (11)

                  10.12 Debt Conversion between iSt and Martin Halbur (11)

                  10.13 Debt Conversion between iSt and Kenneth Macke (11)

                  10.14 Debt Conversion between iSt and Buckshot Capital, LLC
                        (11)

                  10.15 Business Office Lease (11)

                  21.01 Subsidiaries of the Company (11)

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

                        (7) Incorporated by reference from the registrant's current report under Form 8-K filed on March 18, 2003 (Commission File No. 0-26455).

                        (8) Incorporated by reference from the registrant's current report under Form 8-K filed on November 12, 2003 (Commission File No. 0-26455).

                        (9) Incorporated by reference from the registrant's registration statement under Form SB-2 filed on August 11, 2004 (Commission File No. 333-118135).

                        (10) Incorporated by reference from the registrant's current report under Form 8-K filed on February 10, 2005 (Commission File No. 0-26455)

                        (11) Incorporated by reference from the registrant's annual report on Form 10-KSB filed on March 31, 2005 (Commission File No. 0-26455).

Item 14.  Principal Accountant Fees and Services

On March 21, 2005, the Company appointed the accounting firm of McGladrey & Pullen, LLP as our independent auditors to audit the Company's financial statements for the year ending December 31, 2005. A resolution to ratify the appointment will be presented at the Annual Meeting. The ratification of the appointment of auditor requires the affirmative vote of the holders of a majority of the shares present in person or represented by proxy at the Annual Meeting and entitled to vote. Abstentions will have the same effect as a vote against ratification. Broker nonvotes will not be considered shares entitled to vote with respect to the ratification of the auditors and will not be counted as votes for or against ratification.

Audit Fees

The following table shows the aggregate fees billed to the Company for professional services by McGladrey & Pullen, LLP for the years 2004 and 2003:

                        2004         2003
                     ----------   ----------

Audit Fees           $  141,517   $  167,550
Audit Related Fees           --           --
Tax Fees                     --           --
All Other Fees               --        1,230
                     ----------   ----------

     Total Fees      $  141,517   $  168,780
                     ==========   ==========

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of the Company's consolidated financial statements for the years 2004 and 2003, for the reviews of the financial statements in the Company's quarterly reports on Form 10-QSB during the years 2004 and 2003, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements that are not reported above under "Audit Fees," and generally consist of fees for other SEC filings, due diligence in connection with acquisitions, accounting consultation and audits of employee benefit plans.

Tax Fees. This category includes the aggregate fees billed in each of the last two years for professional services rendered by the independent auditors for tax compliance, tax planning and tax service.

All Other Fees. This category includes the aggregate fees billed in each of the last two years for products and services provided by the independent auditors that are not reported above under "Audit Fees," "Audit-Related Fees," or "Tax Fees."

Our Audit Committee is required to review and approve in advance the retention of our independent auditors for the performance of all audit and lawfully permitted non-audit services. The Chairman of the Audit Committee, or in the absence of the Chairman, any member of the Committee designated by the Chairman, has authority to approve in advance any lawfully permitted non-audit services. The Audit Committee is authorized to establish other policies and procedures for the pre-approval of such services. Where non-audit services are approved under delegated authority, the action must be reported to the full Audit Committee at its next regularly scheduled meeting. All of the audit-related fees, tax fees or other fees shown in the table above were approved pursuant to the Audit Committee's preapproval process, as such process was in effect at the time of the approval of the particular fee.

McGladrey & Pullen, LLP has audited the Company's financial statements for the years 2000 through 2004. A representative of McGladrey & Pullen, LLP will be at the meeting, will have an opportunity to make a statement if so desired, and will be available to answer any questions.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ISecureTrac Corp.

                                            By:   /s/ Thomas E. Wharton, Jr.
                                                -------------------------------
                                                      Thomas E. Wharton, Jr.
                                               Chief Executive Officer


                                            By:   /s/ David G. Vana
                                                -------------------------------
                                                      David G. Vana
                                               Chief Financial Officer


                                            Dated: April 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                   Title                               Date
           ---------                                   -----                               ----
       /s/ Roger J. Kanne               Chairman of the Board of Directors,              28-Apr-05
---------------------------------
         Roger J. Kanne                              Director

   /s/ Thomas E. Wharton Jr.       President, Chief Executive Officer, Director          28-Apr-05
---------------------------------
     Thomas E. Wharton Jr.

     /s/ Robert E. Badding                           Director                            28-Apr-05
---------------------------------
       Robert E. Badding

      /s/ Martin J. Halbur                           Director                            28-Apr-05
---------------------------------
        Martin J. Halbur

    /s/ Ronald W. Muhlbauer                          Director                            28-Apr-05
---------------------------------
      Ronald W. Muhlbauer

         /s/ Ravi Nath                               Director                            28-Apr-05
---------------------------------
           Ravi Nath

       /s/ David G. Vana                Chief Financial Officer, Secretary               28-Apr-05
---------------------------------
         David G. Vana