Form 10QSB
period 2005-03-31
ISECURETRAC CORP
filed 2005-05-13
CIK 1088120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   Form 10-QSB

                                   (Mark One)
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                              YES [X]     NO [_]

      The number of issuer's shares outstanding as of May 6, 2005, was 90,531,867.

Transitional Small Business Disclosure Form (Check One): YES [ ] NO [X]

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           iSECUREtrac Corp. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                 (Unaudited)
                                                                                March 31, 2005  December 31, 2004
----------------------------------------------------------------------------------------------  -----------------
ASSETS
Current Assets
       Cash                                                                     $    181,600       $     44,997
       Cash - restricted                                                                  --            700,000
       Accounts receivable, net of allowance for doubtful accounts of $17,469      1,013,671          1,049,654
       Inventories                                                                   111,424            140,938
       Prepaid expenses and other                                                     53,312             75,734
                                                                                ------------       ------------
          Total current assets                                                     1,360,007          2,011,323
                                                                                ------------       ------------
Equipment, net of accumulated depreciation of $605,047
       in 2005 and $582,243 in 2004                                                  200,031            222,834
Leasehold Improvements, net of accumulated depreciation of $707
       in 2005 and $177 in 2004                                                        9,903             10,434
Monitoring Equipment, net of accumulated depreciation of $3,647,372
       in 2005 and $3,249,971 in 2004                                              2,613,762          2,496,657
Product Development Costs, net of accumulated amortization of $963,491
       in 2005 and $907,233 in 2004                                                   26,469             82,728
Intangibles, subject to amortization                                                 331,320            362,883
Goodwill                                                                           2,302,179          2,302,179
Other Assets                                                                         138,584            173,651
                                                                                ------------       ------------
          Total assets                                                          $  6,982,255       $  7,662,689
                                                                                ============       ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

       Notes payable                                                            $  1,000,000       $    215,654
       Current maturities of long-term debt                                        1,499,096          1,410,647
       Accounts payable and accrued expenses                                         986,799          1,823,401
       Deferred gain on sale-leaseback transaction                                   925,637            870,383
       Accrued interest payable                                                      153,701            142,406
                                                                                ------------       ------------
          Total current liabilities                                                4,565,233          4,462,491
                                                                                ------------       ------------
Long-term debt, less current maturities                                            5,390,615          5,428,548
                                                                                ------------       ------------
Stockholders'  Deficit

       Series B convertible preferred stock                                               --            295,000
       Common stock                                                                   90,532             88,651
       Additional paid-in capital                                                 49,179,678         48,594,197
       Accumulated deficit                                                       (52,243,803   )    (51,206,198)
                                                                                ------------       ------------
          Total stockholders'  deficit                                            (2,973,593   )     (2,228,350)
                                                                                ------------       ------------
          Total liabilities and stockholders' deficit                           $  6,982,255       $  7,662,689
                                                                                ============       ============


See Notes to Consolidated Financial Statements
                          iSECUREtrac Corp. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      Three Months Ended March 31, 2005 and 2004
                                      (Unaudited)

                                                         2005            2004
--------------------------------------------------------------------------------
Revenues:

           Equipment sales                         $      9,610    $     16,506
           Equipment leasing & hosting                  988,744         782,459
           Gain on sale-leaseback transactions
              Related party                             181,884         100,675
              Other                                          --           5,653
           Service                                       20,484          18,731
                                                   ------------    ------------
              Total revenues                          1,200,722         924,024
                                                   ------------    ------------
Operating expenses:

           Cost of revenues                             670,805       1,954,530
           Research and development                     176,765         174,964
           Sales, general and administrative          1,196,867       2,384,681
                                                   ------------    ------------
              Total operating expenses                2,044,437       4,514,175
                                                   ------------    ------------
           Operating loss                              (843,715)     (3,590,151)
                                                   ------------    ------------
Other income (expense):

           Interest income                                    5               8
           Interest expense                            (225,732)       (199,497)
           Financing fees                                    --         (21,598)
           Other, net                                    31,837              --
                                                   ------------    ------------
           Total other income (expense)                (193,890)       (221,087)
                                                   ------------    ------------
           Loss before provision for income
             taxes                                   (1,037,605)     (3,811,238)
           Provision for income taxes                        --              --
                                                   ------------    ------------
Net loss                                           $ (1,037,605)   $ (3,811,238)
                                                   ============    ============
Preferred dividends                                          --        (221,313)
                                                   ------------    ------------
Net loss available to common stockholders          $ (1,037,605)   $ (4,032,551)
                                                   ============    ============
Basic and diluted loss per common share            $      (0.01)   $      (0.08)
                                                   ============    ============
Weighted average shares of common stock
  outstanding                                        90,156,488      52,685,898
                                                   ============    ============


See Notes to Consolidated Financial Statements.

                       iSECUREtrac Corp. AND SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the Three Months Ended March 31, 2005


                                                                                Series B
                                                                               Convertible
                                                                             Preferred Stock            Common Stock
                                                                             ---------------            ------------
                                                                         Shares        Amount        Shares        Amount
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                                300    $    295,000      88,651,536   $     88,651
     Shares issued upon conversion of notes                                --              --         521,740            522
     Shares issued upon exercise of options                                --              --          61,000             61
     Shares issued upon exercise of warrants                               --              --         760,869            761
     Shares issued for director's fees                                     --              --          36,622             37
     Compensation related to stock options issued                          --              --              --             --
     Shares issued upon conversion of Series B preferred stock           (300)       (295,000)        500,100            500
     Net loss                                                              --              --
                                                                   ----------      ----------      ----------   ------------
Balance, March 31, 2005                                                    --    $         --      90,531,867   $     90,532
                                                                   ==========      ==========      ==========   ============




                                                                   Additional
                                                                     Paid -in     Accumulated
                                                                      Capital        Deficit           Total
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                        $ 48,594,197    $(51,206,198)   $ (2,228,350)
     Shares issued upon conversion of notes                            105,466              --         105,988
     Shares issued upon exercise of options                             17,114              --          17,175
     Shares issued upon exercise of warrants                           174,239              --         175,000
     Shares issued for director's fees                                   8,963              --           9,000
     Compensation related to stock options issued                      (14,801)             --         (14,801)
     Shares issued upon conversion of Series B preferred stock         294,500              --              --
     Net loss                                                                      (1,037,605)      (1,037,605)
                                                                  ------------    ------------    ------------
Balance, March 31, 2005                                           $ 49,179,678    $(52,243,803)   $ (2,973,593)
                                                                  ============    ============    ============


See Notes to Consolidated Financial Statements
                        iSECUREtrac CORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                                          2005          2004
--------------------------------------------------------------------------------
Cash flow from operating activities:
      Net loss                                       $(1,037,605)   $(3,811,238)
      Depreciation and amortization                      526,934        554,310
      Impairment charge of monitoring equipment               --      1,341,251
      Impairment charge of intangibles subject to
        amortization                                          --        302,298
      Other                                               78,695        339,154
                                                     -----------    -----------
          Net cash used in operating activities         (431,976)    (1,274,225)
                                                     -----------    -----------
Net cash used in investing activities                   (564,446)      (194,185)
                                                     -----------    -----------
Cash flows from financing activities:

      Increase (decrease) in notes payable               784,346       (368,894)
      Proceeds from long term debt                       400,000             --
      Principal payments on long term debt              (243,496)            --
      Net proceeds from issuance of common stock         192,175      2,061,313
      Other                                                   --       (239,275)
                                                     -----------    -----------
          Net cash provided by financing activities    1,133,025      1,453,144
                                                     -----------    -----------
          Increase (decrease) in cash                    136,603        (15,266)
Cash, beginning of period                                 44,997        125,399
                                                     -----------    -----------
Cash, end of period                                  $   181,600    $   110,133
                                                     ===========    ===========
Supplemental Disclosures of Cash Flow Information:
      Cash payments for:
          Interest                                   $   214,437    $   185,133
          Income Taxes                                         --             --


See Notes to Consolidated Financial Statements.

                        iSECUREtrac CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  General

The condensed consolidated balance sheet of iSECUREtrac Corp ("Company", or "iSt", or "we", "us", or "our") at December 31, 2004, has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three months ended March 31, 2005, and for the three months ended March 31, 2004, are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

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

The Company implemented a plan in 2004 to address its working capital and liquidity issues. Among other things, the plan is designed to increase cash flows from operations and to strengthen the Company's balance sheet. As part of this plan, the Company signed a non-binding term sheet for an equity investment in the Company by a private investment company. Closing of the transaction is contingent upon: (i) elimination of all of the Company's debt (except for capital leases and trade payables); (ii) satisfactory completion of due diligence by the investor; (iii) an opinion by an independent analyst that the transaction is fair to the existing shareholders of the Company; and (iv) completion and execution of a definitive agreement. As of March 31, 2005, the investor has extended a $1 million bridge loan to the Company which is to be repaid from the proceeds of the transaction. In April 2005, the investor extended an additional $400,000 bridge loan to the Company which is also to be repaid from the proceeds of the transaction. If the proposed transaction is consummated, the Company believes it will have sufficient working capital to meet its liquidity needs for the foreseeable future. There is no assurance that the proposed transaction will close and, if it does not, the Company will need to secure alternative sources of financing to meet its immediate liquidity needs.

Note 2.  Common Stock Options and Warrants

During the quarter ended March 31, 2005, we granted options to purchase 203,500 shares of common stock to eight employees pursuant to their stock option agreements. The exercise prices are at 85% of the daily closing price of iST's common stock on the date when the options were granted. The options granted vest ratably over two years. We had 9,312 options forfeited by the holders and 61,000 options were exercised during the quarter ended March 31, 2005.

During the quarter ended March 31, 2005, no new warrant grants were issued by the Company. We had 4,171,654 warrants expire and 760,869 warrants exercised by the holders during the quarter ended March 31, 2005.

At March 31, 2005, we had 11,276,729 outstanding stock options, 17,956,468 outstanding warrants and 3,202,096 shares issuable upon the conversion of subordinated convertible notes that were not included in the computation of diluted EPS because the exercise price or conversion price exceeded the closing sale price of our common stock reported on the OTCBB on that date.

Note 3. Stock-Based Compensation

The Company has a stock-based compensation plan titled the 2001 Omnibus Equity Incentive Plan. The Company also grants stock-based compensation under executive employment agreements. iSt accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which measures compensation as the difference between the fair market value of the stock at the date of award and the amount required to be paid for the stock (intrinsic value method). Stock-based compensation of ($14,801) and $52,834 has been reflected in net loss for the three months ending March 31, 2005, and 2004, respectively. During 2004, the Company reduced the exercise price of certain previously awarded stock  options.  The Company  accounts for  modifications  of previously issued fixed stock option awards under the accounting consequences of modifications to a fixed stock option or award of APB Opinion No. 25 and related interpretations. Accordingly, the options are accounted for as variable from the date of the modification to the date the option is exercised, forfeited, or expires unexercised. $353,124 of the stock-based compensation for the year ended December 31, 2004, is attributable to variable accounting for stock options for which the exercise price had been reduced.

The following table illustrates the effect on net loss for the three months ending March 31, 2005, and 2004, as if iSt had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.


                                                  Three Months Ended March 31,
                                                       2005           2004
------------------------------------------------------------------------------
Net loss, as reported                              $(1,037,605)   $(3,811,238)

Add: Stock-based employee compensation expense
       included in reported net loss                   (14,801)        52,834

Deduct: Total stock-based employee compensation
          expense determined under fair value
           based method for all awards                 (42,971)      (712,077)
                                                   -----------    -----------
Pro forma net loss                                  (1,095,377)    (4,470,481)

Preferred dividends                                         --       (221,087)
                                                   -----------    -----------
Pro forma net loss available to common
  stockholders                                     $(1,095,377)   $(4,691,568)

Basic and diluted loss per share:

     As reported                                   $     (0.01)   $     (0.08)
                                                   ===========    ===========
     Pro forma                                     $     (0.01)   $     (0.09)
                                                   -----------    -----------

In determining the pro forma amounts above during 2005 and 2004, the value of each grant is estimated at the grant date using the fair value method prescribed in SFAS No. 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3.5 years and; expected price volatility of 106.55% and 89.85%.

The fair value of stock warrants issued to non-employees is being accounted for using SFAS No. 123. Related compensation expense is charged to income when incurred.

Note 4.  Monitoring Equipment

Monitoring equipment at March 31, 2005, is as follows:



                                   Active        Passive        MEMS 2000     MEMS 2001        Other           Total
                                   ------        -------        ---------     ---------        -----           -----
Monitoring Equipment                940,648      2,755,718        964,897      1,278,816        321,056      6,261,134

Less accumulated depreciation      (308,513)    (1,485,153)      (450,160)    (1,278,816)      (124,730)    (3,647,372)
                                   --------     ----------       --------     ----------       --------     ----------
Monitoring Equipment, net       $   632,134    $ 1,270,565    $   514,736    $        --    $   196,326    $ 2,613,762
                                   ========     ==========       ========     ==========       ========     ==========



Because of the high costs associated with maintaining MEMS 2001 home arrest product, the Company began development in April, 2004 of a tracNET24-based replacement home arrest product. This development was completed in the fourth quarter of 2004 and the Company immediately commenced moving customers from the MEMS 2001 to the tracNET24 platform.

During the three months ended March 31, 2004, the Company took an impairment charge of $1,129,627 against its MEMS 2001 monitoring equipment to reflect its obsolescence. At the same time, the Company took an impairment charge of $211,624 against its MEMS 2000 monitoring equipment to reflect the uncertainty of its viability as a profitable offering. These impairment charges have been included in the cost of revenues in the consolidated statement of operations. The Company used the discounted cash flow method for revenues generated by this equipment to determine its fair value.

Note 5.  Goodwill and Intangibles, Subject to Amortization

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets. Goodwill is not amortized, but is tested for impairment on an annual basis. The Company has determined that there is no impairment of goodwill as of December 31, 2004.

Intangible assets are those that can be separately identified and assigned a value. Intangible assets consist of customer monitoring contracts. The Company is amortizing the intangible assets based on the revenue stream of the existing contracts. Amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and was $31,562 for the three month period ended March 31, 2005 and $459,973, including a $302,298 write down of the customer monitoring contracts on the MEMS 2001 and MEMS 2000 equipment to fair value, in 2004. The $302,298 write down was to reflect the uncertainty of customer retention as the Company began replacing the products with the tracNET24-based product.

The composition of goodwill and intangible assets at March 31, 2005, is as follows:

                                                      Intangibles, subject
                                             Goodwill    to Amortization
                                             --------    ---------------
Gross Carrying Amount                       $2,302,179      $  911,522
   Accumulated Amortization, including
     $302,298 of impairment loss                    --        (580,202)

   Impairment losses - Goodwill                     --              --
                                            ----------      ----------
Balance at March 31, 2005                   $2,302,179      $  331,320
                                            ==========      ==========

Item 2. Management's Discussion and Analysis.

General

Discussions of certain matters contained in this Quarterly Report on Form 10-QSB may contain statements that plan for or anticipate the future. Forward-looking statements include statements about the future of our products and the industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-QSB, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. Description of Business" contained in iSt's Form 10-KSB filed for the year ended December 31, 2004.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to iSt's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

The Company develops, markets, and distributes electronic monitoring products employing global positioning satellite ("GPS") technology and related services to criminal justice agencies, both in the United States and internationally, for use in offender management programs. The Company's three principal sources of revenues are: (i) selling and leasing of monitoring units to criminal justice agencies, (ii) providing agencies the use of Company's proprietary software including its web-based tracking and monitoring system known as tracNET24(TM) and (iii) providing ancillary services such as training,monitoring and data archiving.

Results of Operations

Equipment Sales Revenue

Equipment Sales Revenue is derived from the sale of offender monitoring equipment. For the three months ended March 31, 2005, equipment sales revenues were $9,610 compared to $16,506 during the same period in 2004. The reason for the decrease is the reduction in units sold during 2005, compared to the same period of 2004. This reduction is attributable to the continual shift in the Company's business model from selling to leasing of monitoring equipment. Revenues from equipment sold in conjunction with a hosting agreement for tracking and monitoring services on tracNet24 are recognized ratably over the initial term of the hosting agreement which is typically for one year. Revenues from equipment sold without a hosting agreement are recognized when goods are received by the customer. Equipment is shipped FOB destination.

Equipment Leasing and Hosting Revenue

Equipment Leasing and Hosting Revenue is derived from the fees charged to customers for the use of the Company's offender monitoring software including tracNET24, hosting offender data, the rental of offender monitoring equipment, and ancillary charges directly related to the monitoring of offenders. For the three month period ended March 31, 2005, equipment leasing and hosting revenues were $988,744 compared to $782,459 for the same period in 2004. This increase is attributable to the increase in the number of units under lease, which is due in part to the shift in the Company's business model from selling to leasing monitoring equipment. Leasing, hosting, and service revenues are recognized upon performance of the respective service. Leasing and hosting contracts with customers are typically for twelve months.

Gain on Sale-leaseback Transactions

The Company finances much of its monitoring equipment through sale-leaseback agreements, primarily with a leasing company owned by an affiliated party. Under these agreements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a gain, and then leases it back from the leasing company. This gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years). The Gain on Sale-leaseback Transactions consists of amortization of this deferred gain. For the three months ended March 31, 2005, the Gain on Sale-leaseback Transactions with related parties was $181,884 compared to $100,675 during the same period in 2004. This increase is attributable to the rise in total amount under these transactions. The Gain on Sale-leaseback Transactions with unrelated parties for the three months ended March 31, 2005, was none compared to $5,653 during the same period of 2004. This decrease is due to no Sale-leaseback Transactions with unaffiliated parties during the first quarter of 2005. As of March 31, 2005 and March 31, 2004, the Company had seven and six capital leases in conjunction with these transactions, respectively.

Service Revenue

For 2005, Service Revenue consisted of sales of non-core services including server maintenance agreements and monitoring equipment repairs. For the three months ended March 31, 2005, Service Revenue was $20,484 compared to $18,731 for the comparable period of 2004. This increase is attributable to the larger number of deployed monitoring units.

Cost of Revenues

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. Costs of revenues are recorded as products are delivered or services are performed. A portion of the cost of revenues consists of the amortization of product development costs, which began in March 2002. For the three months ending March 31, 2005, Cost of Revenues was $670,805, compared to $1,954,530 during the same period in 2004. During the first quarter of 2004, the Company initiated strategies of migrating away from the MEMS 2001 to its tracNET24 based House Arrest product and systematically upgrading its MEMS 2000 product. To reflect these strategies, the Company took impairment charges of $1,129,627 and $211,624 against the MEMS 2001 and MEMS 2000 product, respectively. Not considering the effects of the impairment charges taken in 2004, Cost of Revenues grew by $57,526 from the first quarter of 2004 to the first quarter of 2005 primarily due to the overall growth in deployment of tracking units.

Research and Development

Research and Development expenses are the direct costs associated with iSt's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for iSt's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $176,765 for the three months ended March 31, 2005, compared to $174,964 for the same period in 2004. This increase in research and development expenses was the result of additional testing and configuration expenses.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations of the Company, other than the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, travel, communications, office leases and supplies, marketing, advertising, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three months ended March 31, 2005, SG&A expenses decreased to $1,196,867 from $2,384,681 in the comparable period of 2004. These decreases were the result of streamlining of operations and other cost cutting measures, such as renegotiating communication contracts, lowering rent expenses, reducing headcount, and eliminating non-essential expenses.

Operating Loss

For the three months ended March 31, 2005, operating loss was $843,715, compared to $3,590,151 for the same period in 2004. The decrease is primarily attributable to higher overall revenues, especially equipment leasing and hosting revenues, and decreases in Cost of Revenues and SG&A expenses as described above.

Interest Expense

For the three months ended March 31, 2005, interest expense totaled $225,732, compared to interest expense of $199,497 in the comparable period of 2004. This increase was due to higher borrowings by the Company in 2005.

Financing Fees

During the first quarter of 2004, we incurred financing fees of $21,598 in connection with equity financing. We did not incur any financing fees during the first quarter of 2005.

Net Loss

For the three months ended March 31, 2005, the Company had a net loss of $1,037,605, compared to a net loss of $3,811,238 in the comparable period of 2004, for the reasons described above.

Preferred Dividends

For the three months ended March 31, 2005, preferred dividends were none, as compared to $221,313 for the comparable period of 2004. This change was due to all Series A Convertible Preferred Stock being converted to common stock in December 2004.

Net Loss Available to Common Stockholders

For the three months ended March 31, 2005, there was a net loss available to common stockholders of $1,037,605 compared to $4,032,551 in 2004. The reasons for these changes are described above.

Liquidity and Capital Resources

For the three months ended March 31, 2005, the Company used $431,976 of cash in operating activities, another $564,446 in investing activities, and generated $1,133,025 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash for the three months ended March 31, 2005 of $136,603. For the same period of 2004, the Company used $1,274,225 of cash in operating activities, $194,185 in investing activities and generated $1,453,144 of cash from financing activities. The total of all cash flow activities in the first quarter of 2004 resulted in a decrease in the balance of cash of $15,266.

As of March 31, 2005, the Company had ten capital lease facilities in place which were used to finance offender monitoring equipment. Seven of these capital leases were sale-leaseback transactions. Under these sale-leaseback arrangements, the Company sells the inventory to a third party leasing company (which is owned by a shareholder of the Company) and then leases the equipment back. All capital leases are treated as financing transactions and carrying interest rates ranging from 9.50% to 14.36%. Maturity dates on these capital leases run from August 2005 to March 2008. As of March 31, 2005, the aggregate balance on these ten capital leases totaled $1,914,808.

As of March 31, 2005, the Company had the following borrowing arrangements in place:

o A $2,538,421 note payable from Westburg Media Capital, LP which was assumed in connection with the acquisition of TSC in August 2003. This note was purchased by a group of investors, which includes shareholders and unrelated parties, on January 3, 2005.


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


o Notes payable totaling $736,482 issued to three institutional lenders. These notes carry an interest rate of 4% which is payable semi-annually and mature on May 26, 2006. These notes are convertible into shares of the Company's common stock at $0.23 per share; and

o A $1,000,000 note payable from a private investment company. This short term note carries an interest rate of 400 basis points over the prime rate. The principal amount and accrued interest shall be due and payable on the maturity date of May 31, 2005.


The Company does not have any additional capacity to borrow under these borrowing arrangements, although it was able to borrow an additional $400,000 in April 2005 from the private investment company that made the $1,000,000 short term loan in order to meet its current cash requirements.

The Company implemented a plan in 2004 to address its working capital and liquidity issues. Among other things, the plan is designed to increase cash flows from operations and to strengthen the Company's balance sheet. As part of this plan, the Company signed a non-binding term sheet for an $11 million equity investment in the Company by a private investment company. Closing of the transaction is contingent upon: (i) elimination of all of the Company's debt (except for capital leases and trade payables); (ii) satisfactory completion of due diligence by the investor; (iii) an opinion by an independent analyst that the transaction is fair to the existing shareholders of the Company; and (iv) completion and execution of a definitive agreement. As of March 31, 2005, the investor has extended a $1 million bridge loan to the Company which is to be repaid from the proceeds of the transaction. In April 2005, the investor extended an additional $400,000 bridge loan to the Company which is also to be repaid from the proceeds of the transaction. If the proposed transaction is consummated, the Company believes it will have sufficient working capital to meet its liquidity needs for the foreseeable future. There is no assurance that the proposed transaction will close and, if it does not, the Company will need to secure alternative sources of financing to meet its immediate liquidity needs.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On December 22, 2004, a lawsuit was filed by Satellite Tracking of People, LLC ("STOP") against the Company in United States District Court for the Middle District of Tennessee. STOP plans to enter into the market for tracking and monitoring individuals using GPS technology in the United States and has acquired U.S. rights to the BluTag(R) remote electronic monitoring, tracking and surveillance technologies. Among other things, STOP alleges that the Company notified STOP's predecessor in interest that the technology underlying the BluTag(R) system infringes on two U.S. patents held by the Company. The action filed by STOP seeks a declaratory judgment that (i) STOP's BluTag(R) technology does not infringe on the Company's patents, (ii) the Company's patents are invalid and/or (iii) the Company has granted STOP a license under its asserted patents. The Company has denied all material allegations made by STOP and has filed a counter claim against STOP for patent infringement, seeking an injunction and damages. The Company is unable to predict the outcome of this lawsuit at this time.

The Company is not subject to any other pending or threatened lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

iST claims exemption under the Securities Act of 1933 Section 4(2) for the following equity transactions which took place in the first quarter of 2005.

      1. Board members were compensated with 36,622 shares of our common stock valued at $9,000 for attending two board meetings during the first quarter of 2005. 19,230 of the 36,622 common shares were issued to five board members, each receiving 3,846 shares, on February 16, 2005. The remaining 17,392 common shares were given to four board members, each receiving 4,348 shares on March 30, 2005.

      2. On January 11, 2005, we issued 500,100 shares of our common stock to one individual for converting all of his Series B Convertible Preferred Stock.


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

Item 6. Exhibits

3.01  Restated Certificate of Incorporation of the Company (1)

3.02  Restated Bylaws of the Company (2)

3.03  Certificate  of   Designations,   Preferences   and  Rights  of  Series  A
      Convertible Preferred Stock of iSt (3)

3.04  Certificate  of   Designations,   Preferences   and  Rights  of  Series  B
      Convertible Preferred Stock of iSt (4)

4.01  Form of Common Stock Certificate (1)

10.10 Agreement Among Noteholders (5)


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

      (1)   Incorporated  by  reference  from  the   registrant's   registration
            statement under Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

      (2) Incorporated by reference from the registrant's current report under Form 8-K filed on June 10, 2001 (Commission File No. 0-26455).

      (3)   Incorporated  by  reference  from  the   registrant's   registration
            statement under Form SB-2 filed on November 30, 2001 (Commission File No. 333-74762).

      (4)   Incorporated  by  reference  from  the   registrant's   registration
            statement under Form SB-2 filed on August 11, 2004 (Commission File No. 333-118135).

      (5) Incorporated by reference from the registrant's current report under Form 8-K filed on February 10, 2005 (Commission File No. 0-26455)



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

                                                       Dated:  May 13, 2005