Form 10QSB
period 2005-06-30
ISECURETRAC CORP
filed 2005-08-10
CIK 1088120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   Form 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                 YES |X| NO |_|

               The number of issuer's shares outstanding as of August 5, 2005, was 106,355,493.

Transitional Small Business Disclosure Form (Check One): YES  |_|   NO  |X|

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       iSECUREtrac Corp. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                       (Unaudited)
                                                                      June 30, 2005     December 31, 2004
--------------------------------------------------------------------------------------  -----------------
ASSETS
Current Assets
     Cash                                                                 $ 7,522,864           $ 44,997
     Cash - restricted                                                              -            700,000
     Accounts receivable, net of allowance for doubtful accounts of $50,000
       in 2005 and $13,869 in 2004                                          1,104,965          1,049,654
     Inventories                                                               62,539            140,938
     Prepaid expenses and other                                                84,581             75,734
--------------------------------------------------------------------------------------  -----------------
        Total current assets                                                8,774,949          2,011,323
--------------------------------------------------------------------------------------  -----------------
Equipment, net of accumulated depreciation of $621,206
     in 2005 and $582,243 in 2004                                             183,871            222,834
Leasehold Improvements, net of accumulated depreciation of $1,238
     in 2005 and $177 in 2004                                                   9,373             10,434
Monitoring Equipment, net of accumulated depreciation of $4,045,247
     in 2005 and $3,249,971 in 2004                                         2,326,665          2,496,657
Product Development Costs, net of accumulated amortization of $967,273
     in 2005 and $907,233 in 2004                                              22,688             82,728
Intangibles, net of accumulated amortization of $611,765
     in 2005 and $548,639 in 2004                                             299,757            362,883
Goodwill                                                                    2,302,179          2,302,179
Other Assets                                                                  117,606            173,651
--------------------------------------------------------------------------------------  -----------------
        Total assets                                                     $ 14,037,088        $ 7,662,689
--------------------------------------------------------------------------------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Notes payable                                                                $ -          $ 215,654
     Current maturities of long-term debt                                     835,797          1,410,647
     Accounts payable and accrued expenses                                    501,144          1,823,401
     Deferred gain on sale-leaseback transaction                              730,581            870,383
     Preferred dividends payable                                                7,233                  -
     Accrued interest payable                                                  12,188            142,406
--------------------------------------------------------------------------------------  -----------------
        Total current liabilities                                           2,086,943          4,462,491
--------------------------------------------------------------------------------------  -----------------
Long-term debt, less current maturities                                     1,589,103          5,428,548
--------------------------------------------------------------------------------------  -----------------
Redeemable convertible Series C preferred stock                             9,035,290                  -
--------------------------------------------------------------------------------------  -----------------
Stockholders'  Equity (Deficit)
     Series B convertible preferred stock                                           -            295,000
     Common stock                                                             106,355             88,651
     Additional paid-in capital                                            54,463,678         48,594,197
     Accumulated deficit                                                  (53,244,281)       (51,206,198)
--------------------------------------------------------------------------------------  -----------------
        Total stockholders'  equity (deficit)                               1,325,752         (2,228,350)
--------------------------------------------------------------------------------------  -----------------
        Total liabilities and stockholders' equity (deficit)             $ 14,037,088        $ 7,662,689
--------------------------------------------------------------------------------------  -----------------

See Notes to Consolidated Financial Statements.

                       iSECUREtrac Corp. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       Three Months Ended           Six Months Ended
                                                                     June 30                     June 30
                                                                       2005          2004          2005          2004
-------------------------------------------------------------------------------- ------------- ------------- -------------
Revenues:
      Equipment                                                        $ 10,876     $ 135,285      $ 20,486     $ 151,791
      Equipment Leasing & Hosting                                     1,034,315       855,515     2,023,059     1,637,974
      Gain on sale-leaseback transactions
         Related party                                                  195,058       127,759       376,942       228,434
         Other                                                                -         5,981             -        11,634
      Service                                                            20,035        31,795        40,519        50,526
-------------------------------------------------------------------------------- ------------- ------------- -------------
         Total revenues                                               1,260,284     1,156,335     2,461,006     2,080,359
-------------------------------------------------------------------------------- ------------- ------------- -------------
Operating expenses:
      Cost of revenues                                                  663,202       814,128     1,334,007     2,768,658
      Research and development                                          234,721       181,508       411,486       356,472
      Sales, general and administrative                               1,115,892     1,103,197     2,312,759     3,487,878
-------------------------------------------------------------------------------- ------------- ------------- -------------
         Total operating expenses                                     2,013,815     2,098,833     4,058,252     6,613,008
-------------------------------------------------------------------------------- ------------- ------------- -------------
      Operating loss                                                   (753,531)     (942,498)   (1,597,246)   (4,532,649)
-------------------------------------------------------------------------------- ------------- ------------- -------------
Other income (expense):
      Interest income                                                     1,961             1         1,966             9
      Interest expense                                                 (241,675)   (1,412,908)     (467,407)   (1,612,405)
      Financing fees                                                          -             -             -       (21,598)
      Other, net                                                              -             -        31,837             -
-------------------------------------------------------------------------------- ------------- ------------- -------------
      Total other income (expense)                                     (239,714)   (1,412,907)     (433,604)   (1,633,994)
-------------------------------------------------------------------------------- ------------- ------------- -------------
      Loss before provision for income taxes                           (993,245)   (2,355,405)   (2,030,850)   (6,166,643)
      Provision for income taxes                                              -             -             -             -
-------------------------------------------------------------------------------- ------------- ------------- -------------
Net loss                                                             $ (993,245)  $(2,355,405) $ (2,030,850)  $(6,166,643)
-------------------------------------------------------------------------------- ------------- ------------- -------------
Preferred dividends                                                      (7,233)     (226,555)       (7,233)     (447,868)
-------------------------------------------------------------------------------- ------------- ------------- -------------
Net loss available to common stockholders                          $ (1,000,478) $ (2,581,960) $ (2,038,083) $ (6,614,511)
-------------------------------------------------------------------------------- ------------- ------------- -------------
Basic and diluted loss per common share                                 $ (0.01)      $ (0.05)      $ (0.02)      $ (0.12)
-------------------------------------------------------------------------------- ------------- ------------- -------------
Weighted average shares of common stock outstanding                  93,169,138    55,896,724    91,662,813    54,291,311
-------------------------------------------------------------------------------- ------------- ------------- -------------

See Notes to Consolidated Financial Statements.

                       iSECUREtrac Corp. AND SUBSIDIARIES
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     For the Six Months Ended June 30, 2005


                                                                                                 Convertible
                                                                                                  Preferred
                                                                                                    Stock
                                                                           Common Stock            Series B
                                                                     --------------------------  -----------
                                                                       Shares        Amount
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                             88,651,536      $ 88,651  $ 295,000
    Issuance of warrants, net of offering costs                               -             -            -
    Shares issued upon conversion of notes                             16,320,366        16,320          -
    Shares issued upon exercise of options                                 61,000            61          -
    Shares issued upon exercise of warrants                               760,869           761          -
    Shares issued for director's fees                                      61,622            62          -
    Compensation related to stock options issued                                -             -          -
    Series C preferred stock dividends                                          -             -          -
    Shares issued upon conversion of Series B preferred stock             500,100           500   (295,000)
    Net loss                                                                    -             -          -
------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005                                                106,355,493     $ 106,355  $       -
------------------------------------------------------------------------------------------------------------

                                                                   Additional
                                                                    Paid -in      Accumulated
                                                                    Capital         Deficit         Total
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                         $ 48,594,197   $ (51,206,198)  $ (2,228,350)
    Issuance of warrants, net of offering costs                       1,543,396               -      1,543,396
    Shares issued upon conversion of notes                            3,825,992               -      3,842,312
    Shares issued upon exercise of options                               17,114               -         17,175
    Shares issued upon exercise of warrants                             174,239               -        175,000
    Shares issued for director's fees                                    13,938               -         14,000
    Compensation related to stock options issued                            302               -            302
    Series C preferred stock dividends                                        -          (7,233)        (7,233)
    Shares issued upon conversion of Series B preferred stock           294,500               -              -
    Net loss                                                                  -      (2,030,850)    (2,030,850)
---------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005                                             $ 54,463,678   $ (53,244,281)  $  1,325,752
---------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                        iSECUREtrac CORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months
                          Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                                            2005                  2004
--------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
     Net loss                                                                               $ (2,030,850)          $ (6,166,643)
     Depreciation and amortization                                                               958,466                953,416
     Impairment charge of monitoring equipment                                                         -              1,341,251
     Impairment charge of intangibles subject to amortization                                          -                302,298
     Interest expense related to convertible debt                                                      -              1,200,000
     Decrease in accounts payable and accrued expenses                                          (622,257)              (171,276)
     Decrease in accrued interest                                                               (130,218)                (6,556)
     Other                                                                                       (55,216)               187,471
--------------------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                                 (1,880,075)            (2,360,039)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                           (625,283)              (202,472)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Decrease in notes payable                                                                  (215,654)              (491,935)
     Proceeds from long term debt                                                                400,000              1,825,000
     Principal payments on long term debt                                                       (971,982)              (851,672)
     Net proceeds from issuance of common stock                                                        -              2,041,851
     Proceeds from the exercise of options and warrants                                          192,175                387,277
     Proceeds from issuance of Series C preferred stock, net of offering costs                10,578,686                      -
     Other                                                                                             -               (121,000)
--------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                              9,983,225              2,789,521
--------------------------------------------------------------------------------------------------------------------------------
        Increase in cash                                                                       7,477,867                227,010
Cash, beginning of period                                                                         44,997                125,399
--------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                          $ 7,522,864              $ 352,409
--------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
     Cash payments for:
        Interest                                                                               $ 595,612              $ 397,115
        Income Taxes                                                                                   -                      -

See Notes to Consolidated Financial Statements.

                        iSECUREtrac CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  General

The consolidated balance sheet of iSECUREtrac Corp ("Company", or "iSt") at December 31, 2004, has been taken from audited consolidated financial statements at that date. The consolidated financial statements for the three and six months ended June 30, 2005, and for the three and six months ended June 30, 2004, are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations and cash flows for the three and six months ended June 30, 2005, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005. Where appropriate, items within the consolidated financial statements have been reclassified from the previous periods' presentation.

On June 27, 2005, the Company closed on a Securities Purchase Agreement with Mykonos 6420, LP ("Mykonos"), an affiliate of Sponsor Investments, LLC of Dallas, TX. As part of this agreement, Mykonos invested $11 million in the Company in exchange for 1,000,000 shares of its newly created Series C 8% Cumulative Compounding Exchangeable Preferred Stock plus warrants to acquire 32,342,315 shares of the Company's common stock at exercise prices ranging from $0.23 to $1.65 per share. The Preferred Stock is exchangeable for 47,826,087 shares of Common Stock and warrants to acquire 62,870,447 shares of Common Stock at an exercise price of $0.23 per share. An opinion by an independent analyst deemed the transaction as fair to the existing shareholders of the Company.

A total of $1,749,076 of the transaction proceeds were paid at closing to Opus 5949 LLC ("Opus"), an affiliate of Mykonos, in repayment of three short-term loans made by Opus to the Company. In addition, the Company has eliminated all of its debt except for notes totaling $736,000, its capital leases and trade payables through a combination of common stock issuances and cash payments.

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. After completing the transaction with Mykonos and the conversion and payment of long-term debt, the Company believes it has sufficient working capital to meet its liquidity needs for the foreseeable future.

Note 2.  Common Stock Options and Warrants

During the quarter ended June 30, 2005, the Company granted options to purchase 12,250 shares of common stock to eight employees pursuant to the Company's 2001 Omnibus Equity Incentive Plan. The exercise prices were set at 85% of the daily closing price of iSt's common stock on each respective grant. The options granted vest ratably over two years. During the quarter ended June 30, 2005, 105,228 options were forfeited by option holders and no options were exercised.

During the quarter ended June 30, 2005, warrants to purchase 32,342,315 shares of common stock were issued by the Company, all to Mykonos 6420, LP pursuant to the Securities Purchase Agreement that the Company entered into on June 21, 2005. These warrant grants mirrored the terms of the Company's existing outstanding warrants and options, including amounts, exercise prices and expiration dates, as of June 27, 2005. During the quarter ended June 30, 2005, 434,782 warrants expired and no warrants were exercised by warrant holders.

At June 30, 2005, the Company had 11,183,751 outstanding stock options, 49,864,001 outstanding warrants and 3,202,096 shares issuable upon the conversion of subordinated convertible notes that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

Note 3.  Stock-Based Compensation

The Company has a stock-based compensation plan titled the 2001 Omnibus Equity Incentive Plan. The Company also grants stock-based compensation under executive employment agreements. iSt accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which measures compensation as the difference between the fair market value of the stock at the date of award and the amount required to be paid for the stock (intrinsic value method). Stock-based compensation of $15,103 and $18,043 and $302 and $70,877 has been reflected in net loss for the three and six months ending June 30, 2005, and 2004, respectively. During 2004, the Company reduced the exercise price of certain previously awarded stock options. The Company accounts for modifications of previously issued fixed stock option awards under the accounting consequences of modifications to a fixed stock option or award of APB Opinion No. 25 and related interpretations. Accordingly, the options are accounted for as variable from the date of the modification to the date the option is exercised, forfeited, or expires unexercised. There was ($34,661) and $0 and $0 and $0 stock-based compensation for the three and six-month periods ending June 30, 2005, and June 30, 2004, respectively, attributable to variable accounting for stock options for which the exercise price had been reduced.

The following table illustrates the effect on net loss for the three and six months ending June 30, 2005, and 2004, as if iSt had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                           2005              2004             2005           2004
--------------------------------------------------------------------------------------   -----------------------------
Net loss, as reported                                     $ (993,245)    $ (2,355,405)   $ (2,030,850)   $ (6,166,643)
Add:  Stock-based employee compensation
expense included in reported net loss                         15,103           18,043             302          70,877
Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards                                                (1,730)        (759,951)        (44,701)     (1,472,028)
--------------------------------------------------------------------------------------   -----------------------------
Pro forma net loss                                          (979,872)      (3,097,313)     (2,075,249)     (7,567,794)
Preferred dividends                                           (7,233)        (226,781)         (7,233)       (447,868)
--------------------------------------------------------------------------------------   -----------------------------
Pro forma net loss available to common stockholders       $ (987,105)    $ (3,324,094)   $ (2,082,482)   $ (8,015,662)
Basic and diluted loss per share:
     As reported                                          $    (0.01)    $      (0.05)   $      (0.02)   $      (0.12)
--------------------------------------------------------------------------------------   -----------------------------
     Pro forma                                            $    (0.01)    $      (0.06)   $      (0.02)   $      (0.15)
--------------------------------------------------------------------------------------   -----------------------------

In determining the pro forma amounts above during 2005 and 2004, the value of each grant is estimated at the grant date using the fair value method prescribed in SFAS No. 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3.5 years and; expected price volatility of 106.94% and 83.20%.

The fair value of stock warrants issued to non-employees is being accounted for using SFAS No. 123. Related compensation expense is charged to income when incurred.

Note 4.  Monitoring Equipment

Monitoring equipment at June 30, 2005, is as follows:

                                   Active         Passive       MEMS 2000      MEMS 2001        Other          Total
-----------------------------------------------------------------------------------------------------------------------
Monitoring Equipment              1,061,614      2,790,835        964,897      1,278,816        275,750      6,371,912
Less accumulated depreciation      (407,299)    (1,759,230)      (487,824)    (1,278,816)      (112,078)    (4,045,247)
-----------------------------------------------------------------------------------------------------------------------
Monitoring Equipment, net         $ 654,315    $ 1,031,605      $ 477,073     $        -      $ 163,672    $ 2,326,665
-----------------------------------------------------------------------------------------------------------------------

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

Intangible assets are those that can be separately identified and assigned a value. Intangible assets consist of customer monitoring contracts. The Company is amortizing the intangible assets based on the revenue stream of the existing contracts. Amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and was $63,125 for the six month period ended June 30, 2005, and $459,973 for the six month period ended June 30, 2004. Of the $459,973 amortization expense in 2004, $302,298 was a write down of the customer monitoring contracts on the MEMS 2001 and MEMS 2000 equipment to fair value to reflect the uncertainty of customer retention as the Company began replacing the products with the tracNET24-based product.

The composition of goodwill and intangible assets at June 30, 2005, is as follows:

                                                                                 Intangibles, subject
                                                        Goodwill                   to Amortization
---------------------------------------------------------------------------------------------------
Gross Carrying Amount                                 $ 2,302,179                        $ 911,522
   Accumulated Amortization,
   including $302,298 of impairment loss                        -                         (611,765)
   Impairment losses - Goodwill                                 -                                -
---------------------------------------------------------------------------------------------------
Balance at June 30, 2005                              $ 2,302,179                        $ 299,757
---------------------------------------------------------------------------------------------------

Note 6.  Redeemable Convertible Series C Preferred Stock

On June 27, 2005, the Company issued 1,000,000 shares of its newly created $0.01 par value Series C 8% Cumulative Compounding Exchangeable Preferred Stock plus warrants to acquire 32,342,315 shares of the Company's common stock at exercise prices ranging from $0.23 to $1.65 per share. The Preferred Stock is exchangeable for 47,826,087 shares of Common Stock and warrants to acquire 62,870,447 shares of Common Stock at an exercise price of $0.23 per share. Total proceeds from the issuance of the common stock of $11,000,000 were allocated to Preferred Stock and Additional Paid-In Capital Applicable To Warrants of $9,393,407 and $1,606,593, respectively. In addition, total offering costs of $421,314 related to the transaction were allocated to Preferred Stock and Additional Paid-In Capital Applicable to Warrants of $358,117 and $63,197, respectively.

If after June 27, 2010, the closing price of the common stock exceeds $2.00 per share for at least 120 consecutive trading days, the Company can require the conversion of the Series C preferred stock into common stock in accordance with the above exchange provisions.

The Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Preferred Stock shall be the per share original issue price ($11 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon). The interest method will be utilized to accrete the carrying amount of the Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date. Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital.

Upon any liquidation of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior to the Series C Preferred Stock unless, prior thereto, the holders of shares of Series C Preferred Stock shall have received an amount per share equal to the Per Share Original Issue Price plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, multiplied by a factor of 105%.

Except as otherwise required by law, the holders of shares of Series C Preferred Stock shall vote together with the holders of shares of the Common Stock of the Corporation on all matters submitted to the stockholders of the Corporation and not as a separate class, and each share of Series C Preferred Stock shall entitle the holder thereof to 110 votes or the equivalent amount of voting power thereof as determined by the Board of Directors. In addition, until such time that less than 500 shares of Series C stock is outstanding, the Series C holders shall have the ability to appoint a majority of directors.

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

Results of Operations

Equipment Sales Revenue

Equipment Sales Revenue is derived from the sale of offender monitoring equipment. For the three and six months ended June 30, 2005, equipment sales revenues were $10,876 and $20,486 compared to $135,285 and $151,791 during the same periods in 2004. The reason for the decrease is the reduction in units sold during 2005, compared to the same periods of 2004 due to the continual shift in the Company's business model from selling to leasing of monitoring equipment. Revenues from equipment sold in conjunction with a hosting agreement for tracking and monitoring services on tracNet24 are recognized ratably over the initial term of the hosting agreement which is typically for one year. Revenues from equipment sold without a hosting agreement are recognized when goods are received by the customer. Equipment is shipped FOB destination.

Equipment Leasing and Hosting Revenue

Equipment Leasing and Hosting Revenue is derived from the fees charged to customers for the use of the Company's offender monitoring software including tracNET24, hosting offender data, the rental of offender monitoring equipment, and ancillary charges directly related to the monitoring of offenders. For the three and six month periods ended June 30, 2005, equipment leasing and hosting revenues were $1,034,315 and $2,023,059 compared to $855,515 and $1,637,974 for the same periods in 2004. This increase is attributable to the increase in the number of units under lease, which is due in part to the shift in the Company's business model from selling to leasing monitoring equipment. Leasing, hosting, and service revenues are recognized upon performance of the respective service. Leasing and hosting contracts with customers are typically for twelve months.

Gain on Sale-leaseback Transactions

The Company finances much of its monitoring equipment through sale-leaseback agreements, primarily with a leasing company owned by an affiliated party. Under these agreements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a gain, and then leases it back from the leasing company. This gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years). The Gain on Sale-leaseback Transactions consists of amortization of this deferred gain. For the three and six months ended June 30, 2005, the Gain on Sale-leaseback Transactions with related parties was $195,058 and $376,942 compared to $127,759 and $228,434 during the same periods in 2004. This increase is attributable to the rise in total amount under these transactions. The Gain on Sale-leaseback Transactions with unrelated parties for the three and six months ended June 30, 2005, was none and none compared to $5,981 and $11,634 during the same periods of 2004. This decrease is due to no Sale-leaseback Transactions with unaffiliated parties during the first two quarters of 2005. As of June 30, 2005 and June 30, 2004, the Company had seven and six capital leases in conjunction with these transactions, respectively.

Service Revenue

For 2005, Service Revenue consisted of sales of non-core services including server maintenance agreements and monitoring equipment repairs. For the three and six months ended June 30, 2005, Service Revenue was $20,035 and $40,519 compared to $31,795 and $50,526 for the comparable periods of 2004. This decrease is attributable to a fewer number of equipment repairs of deployed monitoring units.

Cost of Revenues

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. Costs of revenues are recorded as products are delivered or services are performed. A portion of the cost of revenues consists of the amortization of product development costs, which began in March 2002. For the three and six months ending June 30, 2005, Cost of Revenues was $663,202 and $1,334,007, compared to $814,128 and $2,768,658 during the same periods in 2004. During the first quarter of 2004, the Company initiated strategies of migrating away from the MEMS 2001 product to its tracNET24 based House Arrest product and systematically upgrading its MEMS 2000 product. To reflect these strategies, the Company took impairment charges of $1,129,627 and $211,624 against the MEMS 2001 and MEMS 2000 product, respectively. Not considering the effects of the impairment charges taken in 2004, Cost of Revenues decreased by $150,926 and $93,400 from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005, respectively, primarily due to the reduction of amortization of certain product development costs, which ended in February 2005.

Research and Development

Research and Development expenses are the direct costs associated with iSt's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for iSt's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $234,721 and $411,486 for the three and six months ended June 30, 2005, compared to $181,508 and $356,472 for the same periods in 2004. This increase in research and development expenses was the result of additional testing and configuration expenses.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations of the Company, other than the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, travel, communications, office leases and supplies, marketing, advertising, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three and six months ended June 30, 2005, SG&A expenses were $1,115,892 and $2,312,759 compared to $1,103,197 and $3,487,878 in the comparable periods of 2004. The reason for the slight three month increase was due to the increase in bad debt expense and increased legal costs. The six month decrease was the result of streamlining of operations and other cost cutting measures, such as renegotiating communication contracts, lowering rent expenses, reducing headcount, and eliminating non-essential expenses.

Operating Loss

For the three and six months ended June 30, 2005, operating loss was $753,531 and $1,597,246, compared to $942,498 and $4,532,649 for the same periods in 2004. The decrease is primarily attributable to decreases in Cost of Revenues and SG&A expenses as described above and higher overall revenues, especially equipment leasing and hosting revenues.

Interest Expense

For the three and six months ended June 30, 2005, interest expense was $241,675 and $467,407, compared to interest expense of $1,412,908 and $1,612,405 in the comparable periods of 2004. This decrease was due to a significant reduction in the Company's debt in 2005 pursuant to the Company's recapitalization plan.

Financing Fees

During the first two quarters of 2004, we incurred financing fees of $21,598 in connection with equity financing. We did not incur any financing fees during the first two quarters of 2005.

Net Loss

For the three and six months ended June 30, 2005, the Company had a net loss of $993,245 and $2,030,850, compared to a net loss of $2,355,405 and $6,166,643 in the comparable periods of 2004, for the reasons described above.

Preferred Dividends

For the three and six months ended June 30, 2005, preferred dividends were $7,233 and $7,233, as compared to $226,555 and $447,868 for the comparable periods of 2004. This change was due to all Series A and Series B Convertible Preferred Stock being converted into common stock in December 2004 and January 2005, respectively, with the current preferred dividend amount accrued in regards to the newly created Series C Convertible Preferred Stock.

Net Loss Available to Common Stockholders

For the three and six months ended June 30, 2005, there was a net loss available to common stockholders of $1,000,478 and $2,038,083 compared to $2,581,960 and $6,614,511 in 2004. The reasons for these changes are described above.

Liquidity and Capital Resources

For the six months ended June 30, 2005, the Company used $1,880,075 of cash in operating activities, another $625,283 in investing activities, and generated $9,983,225 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash for the six months ended June 30, 2005 of $7,477,867. For the same period of 2004, the Company used $2,360,039 of cash in operating activities, $202,472 in investing activities and generated $2,789,521 of cash from financing activities. The total of all cash flow activities through the second quarter of 2004 resulted in an increase in the balance of cash of $227,010.

As of June 30, 2005, the Company had ten capital lease facilities in place which were used to finance offender monitoring equipment. Seven of these capital leases were sale-leaseback transactions with an affiliated party. Under these sale-leaseback arrangements, the Company sells the inventory to a third party leasing company (which is owned by a shareholder of the Company) and then leases the equipment back. The other three leases are capital leases with an unrelated party. All capital leases are treated as financing transactions and carrying interest rates ranging from 9.50% to 14.36%. Maturity dates on these capital leases run from August 2005 to March 2008. As of June 30, 2005, the aggregate balance on these ten capital leases totaled $1,688,418.

As of June 30, 2005, the Company had notes payable totaling $736,482 issued to three institutional lenders. These notes carry an interest rate of 4% which is payable semi-annually and mature on May 26, 2006. These notes are convertible into shares of the Company's common stock at $0.23 per share.

On June 27, 2005, the Company issued 1,000,000 shares of its Series C 8% Cumulative, Compounding Exchangeable Preferred Stock, par value $.01 per share plus warrants to acquire 32,342,315 shares of the Company's common stock to Mykonos 6420 LP, a Texas limited partnership, under the terms of a Securities Purchase Agreement, dated June 21, 2005, by and between the Company and Mykonos. The total purchase price paid by Mykonos for the Preferred Stock and the Warrants was $11,000,000 which was paid in cash, less $90,000 which was retained by Mykonos as reimbursement of expenses incurred by it in connection with the transaction. In addition, $1,749,076 of the purchase price was paid at closing to Opus 5949 LLC ("Opus"), an affiliate of Mykonos, in repayment of three short-term loans made by Opus to the Company.

Each share of Preferred Stock is exchangeable for 47.826087 shares of the Company's common stock plus a warrant to purchase 62.870447 shares of common stock at $0.23 per share. The 32,342,315 warrants issued at closing allowed Mykonos to acquire shares of the Company's common stock at exercise prices ranging from $0.23 to $1.65 per share.

Also, on June 27, 2005, the Company issued a total of 15,798,626 shares of its common stock and made cash payments of $604,737 in connection with the conversion of a total of $4,238,421 of its long-term debt at an effective conversion price of $0.23 per share. Shares of common stock issued and cash paid to the holders of this long-term debt and debt conversions in the 1st quarter 2005, are as follows:

Name of Debt Holder                              Shares Issued                         Cash Payment
-------------------                              -------------                         ------------
Micro Capital Fund LP                                         1,842,105                            $ 276,316

Micro Capital Fund Ltd.                                         789,474                              118,421

Odyssey Capital Group, LP                                       913,043                               90,000

Penn Janney Fund, Inc.                                          608,696                               60,000

W. Capital Partners, LP                                         608,696                               60,000

Investor Group holding note originally
issued to Westburg Media Capital, LP
(the "Westburg Investor Group")                              11,036,612                                    -

Alpha Capital Aktiengesellschaft                                521,740                                    -

                                         -------------------------------      -------------------------------
                                                             16,320,366                            $ 604,737
                                         ===============================      ===============================

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. After completing the transaction with Mykonos and the conversion and payment of long-term debt, the Company believes it has sufficient working capital to meet its liquidity needs for the foreseeable future.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On December 22, 2004, a lawsuit was filed by Satellite Tracking of People, LLC ("STOP") against the Company in United States District Court for the Middle District of Tennessee. STOP plans to enter into the market for tracking and monitoring individuals using GPS technology in the United States and has acquired U.S. rights to the BluTag(R) remote electronic monitoring, tracking and surveillance technologies. Among other things, STOP alleges that the Company notified STOP's predecessor in interest that the technology underlying the BluTag(R) system infringes on two U.S. patents held by the Company. The action filed by STOP seeks a declaratory judgment that (i) STOP's BluTag(R) technology does not infringe on the Company's patents, (ii) the Company's patents are invalid and/or (iii) the Company has granted STOP a license under its asserted patents. The Company has denied all material allegations made by STOP and has filed a counter-claim against STOP for patent infringement, seeking an injunction and damages. The Company is unable to predict the outcome of this lawsuit at this time.

The Company is not subject to any other pending or threatened lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

iSt claims exemption under Section 4(2) of the Securities Act of 1933 for the following equity transactions which took place in the second quarter of 2005.

      1. Board members were compensated with 25,000 shares of our common stock valued at $5,000 for attending one board meeting during the second quarter of 2005. All 25,000 common shares were issued to five board members, each receiving 5,000 shares, on June 8, 2005.

      2. On June 27, 2005, the Company issued 11,036,612 shares of our common stock to the investors who purchased the note payable from Westburg Media Capital, LP on January 3, 2005. The note payable was for $2,538,421 and was converted into shares of the Company's common stock at $0.23 per share.

      3. On June 27, 2005, the Company issued 2,130,435 shares of our common stock valued at $490,000 to three stockholders for converting their promissory notes at $0.23 per share.

      4. On June 27, 2005, the Company issued 1,000,000 shares of it Series C 8% Cumulative, Compounding, Exchangeable Preferred Stock, par value $0.01 per share, and warrants to acquire 32,342,315 shares of the Company's common stock to Mykonos 6420, LP. The total purchase price for these securities was $11,000,000.

            Each share of Preferred Stock is exchangeable for 47.826087 shares of the Company's common stock plus a warrant to purchase 62.870447 shares of common stock at $0.23 per share. The 32,342,315 warrants issued at closing allowed Mykonos to acquire shares of the Company's common stock at exercise prices ranging from $0.23 to $1.65 per share.

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

iSt held its 2005 Annual Meeting of Stockholders on June 2, 2005. All matters placed before security holders received the necessary votes to pass. The following six individuals were elected to continue a one year term as directors of iSECUREtrac Corp. until the 2006 Annual Meeting of Stockholders: Robert Badding, 79,324,025 votes for and 756,614 votes withheld, Martin Halbur 79,324,025 votes for and 706,614 votes withheld, Roger Kanne 79,324,025 votes for and 706,614 votes withheld, Ronald Muhlbauer 79,299,911 votes for and 730,728 votes withheld, Ravi Nath 79,324,225 votes for and 706,414 votes withheld, and Thomas Wharton Jr. 79,324,025 votes for and 706,614 votes withheld.

In connection with the closing of the Mykonos transaction, each of Messrs. Muhlbauer, Badding and Halbur resigned as directors of the Company, effective June 27, 2005. Concurrently therewith, Mykonos, as the sole holder of the Series C Preferred Stock, appointed Robert W. Korba, Joseph A. Ethridge, Bruce Leadbetter and Goh Yong Siang as directors of the Company.

Also receiving the necessary votes to pass was the ratification of McGladrey & Pullen, LLP as our independent auditors for 2005. The results were as follows:
79,850,769 votes for, 38,744 votes against, and 141,126 votes abstained.

The proposal to grant the Board of Directors the discretionary authority to amend the Certificate of Incorporation to effect a reverse stock split at one of three ratios passed. There were 78,269,082 votes for, 1,665,823 votes against, and 95,734 votes abstained.

The proposal to approve an amendment to the Certificate of Incorporation in order to provide the Board of Directors with more specific authority to establish the rights, preferences, and privileges of any class of preferred stock that the Company may issue passed. There were 48,474,179 votes for, 2,740,810 votes against, and 73,378 votes abstained.

The proposal to approve an amendment to the Certificate of Incorporation to limit the Company's obligation to provide indemnification passed. There were 78,458,360 votes for, 1,003,429 votes against, and 568,850 votes abstained.

Item 5.  Other Information.

Not Applicable

Item 6.  Exhibits

3.01  Amended and Restated Certificate of Incorporation of the Company

3.02  Restated Bylaws of the Company (1)

3.03 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of iSt (2)

4.01  Form of Common Stock Certificate (3)

10.01 Securities Purchase Agreement (2)

10.02 Registration Rights Agreement (4)

10.03 Warrant Agreement (4)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the registrant's current report under Form 8-K filed on June 10, 2001 (Commission File No. 0-26455).

(2) Incorporated by reference from the registrant's current report under Form 8-K filed on June 23, 2005 (Commission File No. 0-26455).

(3) Incorporated by reference from the registrant's registration statement under Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(4) Incorporated by reference from the registrant's current report under Form 8-K filed on June 29, 2005 (Commission File No. 0-26455).


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

                                                   Dated:  August 10, 2005