Form 10QSB
period 2005-09-30
ISECURETRAC CORP
filed 2005-11-09
CIK 1088120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   Form 10-QSB

                                   (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                              YES [X]    NO [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The number of issuer's shares outstanding as of October 31, 2005, was 10,673,785.

Transitional Small Business Disclosure Form (Check One): YES  [ ]  NO  [X]

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       iSECUREtrac Corp. and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                                                         (Unaudited)
                                                                      September 30, 2005  December 31, 2004
----------------------------------------------------------------------------------------  -----------------
ASSETS

Current Assets

     Cash                                                                  $  2,531,571   $         44,997
     Cash - restricted                                                                -            700,000
     Investments                                                              3,391,836                  -
     Accounts receivable, net of allowance for doubtful accounts
       of $62,000 in 2005 and $13,869 in 2004                                 1,182,266          1,049,654
     Inventories                                                                152,038            140,938
     Prepaid expenses and other                                                 127,879             75,734
----------------------------------------------------------------------------------------  -----------------
        Total current assets                                                  7,385,590          2,011,323
----------------------------------------------------------------------------------------  -----------------
Equipment, net of accumulated depreciation of $637,254
     in 2005 and $582,243 in 2004                                               224,609            222,834
Leasehold Improvements, net of accumulated depreciation of $1,817
     in 2005 and $177 in 2004                                                    14,669             10,434
Monitoring Equipment, net of accumulated depreciation of $3,105,904
     in 2005 and $3,249,971 in 2004                                           2,666,637          2,496,657
Product Development Costs, net of accumulated amortization of $971,054
     in 2005 and $907,233 in 2004                                                18,907             82,728
Intangibles, net of accumulated amortization of $643,328
     in 2005 and $548,639 in 2004                                               268,194            362,883
Goodwill                                                                      2,302,179          2,302,179
Other assets                                                                    146,630            173,651
----------------------------------------------------------------------------------------  -----------------
        Total assets                                                       $ 13,027,415   $      7,662,689
----------------------------------------------------------------------------------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

     Notes payable                                                         $          -   $        215,654
     Current maturities of long-term debt                                       780,434          1,410,647
     Accounts payable and accrued expenses                                      780,807          1,823,401
     Deferred gain on sale-leaseback transaction                                557,825            870,383
     Accrued interest payable                                                     7,462            142,406
----------------------------------------------------------------------------------------  -----------------
        Total current liabilities                                             2,126,528          4,462,491
----------------------------------------------------------------------------------------  -----------------
Long-term debt, less current maturities                                       1,422,584          5,428,548
----------------------------------------------------------------------------------------  -----------------
Redeemable convertible Series C preferred stock                               9,313,461                  -
----------------------------------------------------------------------------------------  -----------------
Stockholders'  Equity (Deficit)

     Series B convertible preferred stock                                             -            295,000
     Common stock                                                                10,636             88,651
     Additional paid-in capital                                              54,643,987         48,594,197
     Accumulated deficit                                                    (54,489,781)       (51,206,198)
----------------------------------------------------------------------------------------  -----------------
        Total stockholders' equity (deficit)                                    164,842         (2,228,350)
----------------------------------------------------------------------------------------  -----------------
        Total liabilities and stockholders' equity (deficit)               $ 13,027,415   $      7,662,689
========================================================================================  =================

See Notes to Consolidated Financial Statements.

                iSECUREtrac Corp. and SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       Three Months Ended          Nine Months Ended
                                                                          September 30                September 30
                                                                       2005          2004          2005          2004
-------------------------------------------------------------------------------- ------------- ------------- -------------
 Revenues:

      Equipment sales                                              $      4,306   $   126,729  $     24,792   $   278,520
      Equipment leasing & hosting                                     1,181,548       949,386     3,204,607     2,587,360
      Gain on sale-leaseback transactions
         Related party                                                  172,759       162,184       549,701       390,618
         Other                                                                -         7,051             -        18,685
      Service                                                            10,065        49,018        50,584        99,544
-------------------------------------------------------------------------------- ------------- ------------- -------------
          Total revenues                                              1,368,678     1,294,368     3,829,684     3,374,727
-------------------------------------------------------------------------------- ------------- ----------2--- -------------
 Operating expenses:

      Cost of revenues                                                  672,833       738,397     2,006,840     3,507,055
      Research and development                                          200,849       162,850       612,335       519,322
      Sales, general and administrative                               1,454,829     1,048,626     3,767,588     4,536,504
-------------------------------------------------------------------------------- ------------- ------------- -------------
          Total operating expenses                                    2,328,511     1,949,873     6,386,763     8,562,881
-------------------------------------------------------------------------------- ------------- ------------- -------------
      Operating loss                                                   (959,833)     (655,505)   (2,557,079)   (5,188,154)
-------------------------------------------------------------------------------- ------------- ------------- -------------
 Other income (expense):

      Interest income                                                    27,759            23        29,725            32
      Interest expense                                                  (91,618)     (958,968)     (559,025)   (2,571,373)
      Financing fees                                                          -             -             -       (21,598)
      Other, net                                                              -             -        31,837             -
-------------------------------------------------------------------------------- ------------- ------------- -------------
      Total other income (expense)                                      (63,859)     (958,945)     (497,463)   (2,592,939)
-------------------------------------------------------------------------------- ------------- ------------- -------------
      Loss before provision for income taxes                         (1,023,692)   (1,614,450)   (3,054,542)   (7,781,093)
      Provision for income taxes                                              -             -             -             -
-------------------------------------------------------------------------------- ------------- ------------- -------------
 Net loss                                                          $ (1,023,692)  $(1,614,450) $ (3,054,542)  $(7,781,093)
-------------------------------------------------------------------------------- ------------- ------------- -------------
 Preferred stock dividends and accretion                               (270,937)     (234,470)     (278,170)     (682,338)
-------------------------------------------------------------------------------- ------------- ------------- -------------
 Net loss available to common stockholders                         $ (1,294,629)  $(1,848,920) $ (3,332,712)  $(8,463,431)
-------------------------------------------------------------------------------- ------------- ------------- -------------
 Basic and diluted loss per common share                           $      (0.12)  $     (0.32) $      (0.35)  $     (1.62)
-------------------------------------------------------------------------------- ------------- ------------- -------------
 Weighted average shares of common stock outstanding                 10,635,864     5,772,115     9,656,142     5,213,212
-------------------------------------------------------------------------------- ------------- ------------- -------------

See Notes to Condensed Consolidated Financial Statements.

                       iSECUREtrac Corp. AND SUBSIDIARIES
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  For the Nine Months Ended September 30, 2005


                                                                     Convertible
                                              Common Stock         Preferred Stock    Additional
                                       -------------------------      Series B          Paid-in       Accumulated
                                          Shares         Amount       --------          Capital         Deficit           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004             88,651,536       $ 88,651       $ 295,000    $ 48,594,197    $ (51,206,198)   $ (2,228,350)
 Issuance of warrants,
   net of offering costs                        -              -               -       1,543,395                -       1,543,395
 Shares issued upon
   conversion of notes                 16,320,366         16,320               -       3,825,992                -       3,842,312
 Shares issued upon exercise
   of options                              61,000             61               -          17,114                -          17,175
 Shares issued upon exercise
   of warrants                            760,869            761               -         174,239                -         175,000
 Shares issued for director's
   fees                                    66,885             67               -          14,933                -          15,000
 Compensation related to stock
   options issued                               -              -               -         133,022                -         133,022
 Adjustment for reverse split         (95,724,372)       (95,724)              -          95,724                -               -
 Series C preferred stock
   dividends                                    -              -               -               -         (229,041)       (229,041)
 Accretion to redemption value
   of preferred stock                           -              -               -         (49,129)               -         (49,129)
 Shares issued upon conversion
   of Series B preferred stock            500,100            500        (295,000)        294,500                -               -
 Net loss                                       -              -               -               -       (3,054,542)     (3,054,542)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005            10,636,384       $ 10,636       $       -    $ 54,643,987    $ (54,489,781)   $    164,842
====================================================================================================================================

See Notes to Consolidated Financial Statements.

                        iSECUREtrac CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)


                                                                                      2005           2004
-------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
     Net loss                                                                    $ (3,054,542)   $ (7,781,093)
     Depreciation and amortization                                                  1,375,910       1,475,877
     Impairment charge of monitoring equipment                                             --       1,341,251
     Impairment charge of intangibles subject to amortization                              --         302,298
     Interest expense related to convertible debt                                          --       1,900,000
     Decrease in accounts payable and accrued expenses                             (1,042,594)       (303,067)
     Decrease in restricted cash                                                      700,000              --
     (Decrease) increase in accrued interest                                         (134,944)         73,551
     Other                                                                           (333,376)        222,500
-------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                      (2,489,546)     (2,768,683)
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities:

     Product purchases                                                             (1,393,389)     (1,077,705)
     Investments                                                                   (3,391,836)             --
     Other                                                                                 --         648,481
-------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                      (4,785,225)       (429,224)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

     Decrease in notes payable                                                       (215,654)       (657,397)
     Proceeds from long term debt                                                     400,000       3,025,000
     Principal payments on long term debt                                          (1,193,863)     (1,223,624)
     Net proceeds from issuance of common stock                                            --       3,148,592
     Proceeds from the exercise of options and warrants                               192,175         387,277
     Proceeds from issuance of Series C preferred stock, net of offering costs     10,578,687              --
     Other                                                                                 --      (1,374,750)
-------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                   9,761,345       3,305,098
-------------------------------------------------------------------------------------------------------------
        Increase in cash                                                            2,486,574         107,191
Cash, beginning of period                                                              44,997         125,399
-------------------------------------------------------------------------------------------------------------
Cash, end of period                                                              $  2,531,571    $    232,590
=============================================================================================================
Supplemental Disclosures of Cash Flow Information:
     Cash payments for:

        Interest                                                                 $    693,969    $    597,822
        Income Taxes                                                                       --              --

See Notes to Consolidated Financial Statements.

                        iSECUREtrac CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1.  General

The consolidated balance sheet of iSECUREtrac Corp ("Company", or "iSt") at December 31, 2004, has been taken from audited consolidated financial statements at that date. The consolidated financial statements for the three and nine months ended September 30, 2005, and for the three and nine months ended September 30, 2004, are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations and cash flows for the three and nine months ended September 30, 2005, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005. Where appropriate, items within the consolidated financial statements have been reclassified from the previous periods' presentation.

On September 19, 2005, the Company effected a 1 for 10 reverse stock split of the Company's common stock. Each outstanding ten (10) shares of our common stock, par value $.001 per share, was automatically combined and converted into one (1) share of our common stock, par value $.001. There was no decrease in the total number of shares of authorized capital stock as a result of the Reverse Stock Split and no fractional shares resulted from the Reverse Stock Split, rather any holder of shares not evenly divisible by ten (10) received one additional whole share of common stock for such fractional share resulting from the combination and such additional share duly issued, fully paid and nonassessable. All share and per share amounts have been retro-actively restated to reflect the reverse stock split.

On June 27, 2005, the Company closed on a Securities Purchase Agreement with Mykonos 6420, LP ("Mykonos"), an affiliate of Sponsor Investments, LLC of Dallas, TX. As part of this agreement, Mykonos invested $11 million in the Company in exchange for 1,000,000 shares of its newly created Series C 8% Cumulative Compounding Exchangeable Preferred Stock plus warrants to acquire 3,234,248 shares of the Company's common stock at exercise prices ranging from $2.30 to $16.50 per share. The Preferred Stock is exchangeable for 4,782,609 shares of Common Stock and warrants to acquire 6,287,045 shares of Common Stock at an exercise price of $2.30 per share. The listed share amounts reflect post-reverse split amounts. An opinion by an independent analyst deemed the transaction as fair to the existing shareholders of the Company.

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

Note 2.  Common Stock Options and Warrants

During the quarter ended September 30, 2005, the Company granted options to purchase 2,900 shares of common stock to fifteen employees pursuant to the Company's 2001 Omnibus Equity Incentive Plan. One employee received options to purchase 20,000 shares of common stock that were issued outside the Company's 2001 Omnibus Equity Incentive Plan. The exercise prices were set at 85% of the daily closing price of iSt's common stock on each respective grant. The options granted vest ratably over two years. During the quarter ended September 30, 2005, 10,335 options were forfeited by option holders and no options were exercised.

During the quarter ended June 30, 2005, warrants to purchase 3,234,248 shares of common stock were issued by the Company, all to Mykonos 6420, LP pursuant to the Securities Purchase Agreement that the Company entered into on June 21, 2005. These warrant grants mirrored the terms of the Company's existing outstanding warrants and options, including amounts and exercise prices, as of June 27, 2005. The applicable exercise period for these warrants shall be March 1st of the year following the calendar year of the expiration date. During the quarter ended September 30, 2005, 3,000 warrants expired and no warrants were exercised by warrant holders.

At September 30, 2005, the Company had 1,130,942 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, 4,684,958 shares issuable upon the exercise of outstanding warrants and 320,210 shares issuable upon the conversion of subordinated convertible notes that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

Note 3.  Stock-Based Compensation

The Company has a stock-based compensation plan titled the 2001 Omnibus Equity Incentive Plan. The Company also grants stock-based compensation under executive employment agreements. iSt accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which measures compensation as the difference between the fair market value of the stock at the date of award and the amount required to be paid for the stock (intrinsic value method). Stock-based compensation of $132,719 and $133,021 and $25,612 and $96,489 has been reflected in net loss for the three and nine months ending September 30, 2005, and 2004, respectively. During 2004, the Company reduced the exercise price of certain previously awarded stock options. The Company accounts for modifications of previously issued fixed stock option awards under the accounting consequences of modifications to a fixed stock option or award of APB Opinion No. 25 and related interpretations. Accordingly, the options are accounted for as variable from the date of the modification to the date the option is exercised, forfeited, or expires unexercised. There was $126,622 and $91,961 and $0 and $0 stock-based compensation for the three and nine month periods ending September 30, 2005, and September 30, 2004, respectively, attributable to variable accounting for stock options for which the exercise price had been reduced.

The following table illustrates the effect on net loss for the three and nine months ending September 30, 2005, and 2004, as if iSt had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                                Three Months Ended September 30,  Nine Months Ended September 30,
                                                                      2005             2004             2005             2004
------------------------------------------------------------------------------------------------  --------------------------------
Net loss, as reported                                             $ (1,023,692)    $ (1,614,450)    $ (3,054,542)    $ (7,781,093)
Add:  Stock-based employee compensation expense included
      in reported net loss                                             132,719           25,612          133,021           96,489
Deduct:  Total stock-based employee compensation expense
         determined under fair value based method for
         all awards                                                    (70,177)          (3,645)        (114,878)      (1,475,673)
------------------------------------------------------------------------------------------------  --------------------------------
Pro forma net loss                                                    (961,150)      (1,592,483)      (3,036,399)      (9,160,277)
Preferred dividends                                                   (270,937)        (234,470)        (278,170)        (682,338)
------------------------------------------------------------------------------------------------  --------------------------------
Pro forma net loss available to common stockholders               $ (1,232,087)    $ (1,826,953)    $ (3,314,569)    $ (9,842,615)

Basic and diluted loss per share:

     As reported                                                  $      (0.12)    $      (0.32)    $      (0.35)    $      (1.62)
------------------------------------------------------------------------------------------------  --------------------------------
     Pro forma                                                    $      (0.12)    $      (0.32)    $      (0.34)    $      (1.78)
------------------------------------------------------------------------------------------------  --------------------------------



In determining the pro forma amounts above during 2005 and 2004, the value of each grant is estimated at the grant date using the fair value method prescribed in SFAS No. 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3.5 years and; expected price volatility of 106.55% and 94.11%.

The fair value of stock warrants issued to non-employees is being accounted for using SFAS No. 123. Related compensation expense is charged to income when incurred.

Note 4.  Monitoring Equipment

Monitoring equipment at September 30, 2005, is as follows:

                                  Active         Passive         MEMS 2000         Other          Total
-------------------------------------------------------------------------------------------------------------
Monitoring Equipment              1,496,469      2,926,016         964,897         385,159       5,772,541
Less accumulated depreciation      (504,675)    (1,945,632)       (525,488)       (130,109)     (3,105,904)
-----------------------------------------------------------------------------------------------------------
Monitoring Equipment, net        $  991,794      $ 980,384       $ 439,409       $ 255,050     $ 2,666,637
-----------------------------------------------------------------------------------------------------------

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

Intangible assets are those that can be separately identified and assigned a value. Intangible assets consist of customer monitoring contracts. The Company is amortizing the intangible assets based on the revenue stream of the existing contracts. Amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and was $94,689 for the nine month period ended September 30, 2005, and $459,973 for the nine month period ended September 30, 2004. Of the $459,973 amortization expense in 2004, $302,298 was a write down of the customer monitoring contracts on the MEMS 2001 and MEMS 2000 equipment to fair value to reflect the uncertainty of customer retention as the Company began replacing the products with the tracNET24-based product.

The composition of goodwill and intangible assets at September 30, 2005, is as follows:

                                                                                             Intangibles,
                                                                                               subject
                                                                            Goodwill       to Amortization
-------------------------------------------------------------------------------------------------------------
Gross Carrying Amount                                                     $    2,302,179      $      911,522

   Accumulated Amortization, including $302,298 of impairment loss                     -           (643,328)
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005                                             $    2,302,179      $      268,194
-------------------------------------------------------------------------------------------------------------

Note 6.  Redeemable Convertible Series C Preferred Stock

On June 27, 2005, the Company issued 1,000,000 shares of its newly created $0.01 par value Series C 8% Cumulative Compounding Exchangeable Preferred Stock plus warrants to acquire 3,234,248 shares of the Company's common stock at exercise prices ranging from $2.30 to $16.50 per share. The Preferred Stock is exchangeable for 4,782,609 shares of Common Stock and warrants to acquire 6,287,045 shares of Common Stock at an exercise price of $2.30 per share. Total proceeds from the issuance of the Preferred Stock of $11,000,000 were allocated to Preferred Stock and Additional Paid-In Capital Applicable To Warrants of $9,393,407 and $1,606,593, respectively. In addition, total offering costs of $421,314 related to the transaction were allocated to Preferred Stock and Additional Paid-In Capital Applicable to Warrants of $358,117 and $63,197, respectively.

If after June 27, 2010, the closing price of the common stock exceeds $20.00 per share for at least 120 consecutive trading days, the Company can require the conversion of the Series C Preferred Stock into common stock in accordance with the above exchange provisions.

The Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Preferred Stock shall be the per share original issue price ($11 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon). The interest method will be utilized to accrete the carrying amount of the Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date. Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital. For the quarter ended September 30, 2005, the accretion amount charged to Additional Paid-In Capital was $49,129.

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

Except as otherwise required by law, the holders of shares of Series C Preferred Stock shall vote together with the holders of shares of the Common Stock of the Corporation on all matters submitted to the stockholders of the Corporation and not as a separate class (other than the election of directors discussed below), and each share of Series C Preferred Stock shall entitle the holder thereof to 11 votes or the equivalent amount of voting power thereof as determined by the Board of Directors. In addition, until such time that less than 500 shares of Series C Preferred Stock is outstanding, the Series C Preferred Stockholders shall have the ability to appoint a majority of directors.

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

Results of Operations

Equipment Sales Revenue

Equipment Sales Revenue is derived from the sale of offender monitoring equipment. For the three and nine months ended September 30, 2005, equipment sales revenues were $4,306 and $24,792 compared to $126,729 and $278,520 during the same periods in 2004. The reason for the decrease is the reduction in units sold during 2005, compared to the same periods of 2004 due to the continual shift in the Company's business model from selling to leasing of monitoring equipment. Revenues from equipment sold in conjunction with a hosting agreement for tracking and monitoring services on tracNet24 are recognized ratably over the initial term of the hosting agreement which is typically for one year. Revenues from equipment sold without a hosting agreement are recognized when goods are received by the customer. Equipment is shipped FOB destination.

Equipment Leasing and Hosting Revenue

Equipment Leasing and Hosting Revenue is derived from the fees charged to customers for the use of the Company's offender monitoring software including tracNET24, hosting offender data, the rental of offender monitoring equipment, and ancillary charges directly related to the monitoring of offenders. For the three and nine month periods ended September 30, 2005, equipment leasing and hosting revenues were $1,181,548 and $3,204,607 compared to $949,386 and $2,587,360 for the same periods in 2004. This increase is attributable to the increase in the number of units under lease. Leasing, hosting, and service revenues are recognized upon performance of the respective service. Leasing and hosting contracts with customers are typically for twelve months.

Gain on Sale-leaseback Transactions

The Company finances much of its monitoring equipment through sale-leaseback agreements, primarily with a leasing company owned by an affiliated party. Under these agreements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a gain, and then leases it back from the leasing company. This gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years). The Gain on Sale-leaseback Transactions consists of amortization of this deferred gain. For the three and nine months ended September 30, 2005, the Gain on Sale-leaseback Transactions with related parties was $172,759 and $549,701 compared to $162,184 and $390,618 during the same periods in 2004. This increase is attributable to the rise in total amount under these transactions. The Gain on Sale-leaseback Transactions with unrelated parties for the three and nine months ended September 30, 2005, was none and none compared to $7,051 and $18,685 during the same periods of 2004. This decrease is due to no Sale-leaseback Transactions with unaffiliated parties during the first three quarters of 2005. As of September 30, 2005 and September 30, 2004, the Company had seven and six capital leases in conjunction with these transactions, respectively.

Service Revenue

For 2005, Service Revenue consisted of sales of non-core services including server maintenance agreements and monitoring equipment repairs. For the three and nine months ended September 30, 2005, Service Revenue was $10,065 and $50,584 compared to $49,018 and $99,544 for the comparable periods of 2004. This decrease is attributable to a fewer number of equipment repairs of deployed monitoring units.

Cost of Revenues

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. Costs of revenues are recorded as products are delivered or services are performed. A portion of the cost of revenues consists of the amortization of product development costs, which began in March 2002. For the three and nine months ending September 30, 2005, Cost of Revenues was $672,833 and $2,006,840, compared to $738,397 and $3,507,055 during the same periods in 2004. During the first quarter of 2004, the Company initiated strategies of migrating away from the MEMS 2001 product to its tracNET24 based House Arrest product and systematically upgrading its MEMS 2000 product. To reflect these strategies, the Company took impairment charges of $1,129,627 and $211,624 against the MEMS 2001 and MEMS 2000 product, respectively. After considering the effects of the impairment charges taken in 2004, Cost of Revenues decreased by $65,564 and $158,964 from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005, respectively, primarily due to the reduction of amortization of certain product development costs, which ended in February 2005.

Research and Development

Research and Development expenses are the direct costs associated with iSt's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for iSt's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $200,849 and $612,335 for the three and nine months ended September 30, 2005, compared to $162,850 and $519,322 for the same periods in 2004. This increase in research and development expenses was the result of additional testing and configuration expenses.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations of the Company, other than the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, travel, communications, office leases and supplies, marketing, advertising, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three and nine months ended September 30, 2005, SG&A expenses were $1,454,829 and $3,767,588 compared to $1,048,626 and $4,536,504 in the comparable periods of 2004. The reason for the three month increase was due to the increase in bad debt expense, increased legal costs and the payroll associated with the hiring of additional staff. The nine month decrease was the result of streamlining of operations and other cost cutting measures, such as renegotiating communication contracts, lowering rent expenses, and eliminating non-essential expenses.

Operating Loss

For the three and nine months ended September 30, 2005, operating loss was $959,833 and $2,557,079, compared to $655,505 and $5,188,154 for the same periods in 2004. The primary reasons for the three-month increase were increases in certain R&D and SG&A expenses as described above while the nine-month decrease is primarily attributable to decreases in Cost of Revenues and SG&A expenses as described above and higher overall revenues, especially equipment leasing and hosting revenues.

Interest Income

For the three and nine months ended September 30, 2005, interest income was $27,759 and $29,725, compared to interest income of $23 and $32 in the comparable periods of 2004. This increase was due the investment of the cash received from the sale of Preferred Stock and warrants in June 2005, which was not needed for immediate working capital needs or debt repayment. These funds have been invested in government notes and CD's held at the Company's financial institution.

Interest Expense

For the three and nine months ended September 30, 2005, interest expense was $91,618 and $559,025, compared to interest expense of $958,968 and $2,571,373 in the comparable periods of 2004. This decrease was due to a significant reduction in the Company's debt in 2005 pursuant to the Company's recapitalization plan.

Financing Fees

During the first three quarters of 2004, we incurred financing fees of $21,598 in connection with equity financing. We did not incur any financing fees during the first three quarters of 2005.

Net Loss

For the three and nine months ended September 30, 2005, the Company had a net loss of $1,023,692 and $3,054,542, compared to a net loss of $1,614,450 and $7,781,093 in the comparable periods of 2004, for the reasons described above.

Preferred Stock Dividends and Accretion

For the three and nine months ended September 30, 2005, preferred dividends were $270,937 and $278,170, as compared to $234,470 and $682,338 for the comparable periods of 2004. This change was due to all Series A and Series B Convertible Preferred Stock being converted into common stock in December 2004 and January 2005, respectively, with the current preferred dividend amount accrued in regards to the newly created Series C Convertible Preferred Stock.

Net Loss Available to Common Stockholders

For the three and nine months ended September 30, 2005, there was a net loss available to common stockholders of 1,294,629 and $3,332,712 compared to $1,848,920 and $8,463,431 in 2004. The reasons for these changes are described above.

Liquidity and Capital Resources

For the nine months ended September 30, 2005, the Company used $2,489,546 of cash in operating activities, another $4,785,225 in investing activities, and generated $9,761,345 in cash from financing activities. The total of all cash flow activities resulted in an increase in the balance of cash for the nine months ended September 30, 2005 of $2,486,574. For the same period of 2004, the Company used $2,768,683 of cash in operating activities, $429,224 in investing activities and generated $3,305,098 of cash from financing activities. The total of all cash flow activities through the third quarter of 2004 resulted in an increase in the balance of cash of $107,191.

As of September 30, 2005, the Company had seven capital lease facilities in place which were used to finance offender monitoring equipment. All seven of these capital leases were sale-leaseback transactions with an affiliated party. Under these sale-leaseback arrangements, the Company sells the inventory to a third party leasing company (which is owned by a shareholder of the Company) and then leases the equipment back. All capital leases are treated as financing transactions and carrying interest rates of 9.50%. Maturity dates on these capital leases run from April 2006 to March 2008. As of September 30, 2005, the aggregate balance on these seven capital leases totaled $1,466,537.

As of September 30, 2005, the Company had notes payable totaling $736,481 issued to three institutional lenders. These notes carry an interest rate of 4% which is payable semi-annually and mature on May 26, 2006. These notes are convertible into shares of the Company's common stock at $2.30 per share.

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

The Company is not subject to any other material pending or threatened lawsuits.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 26, 2005, the Company issued 527 shares of common stock to a director in partial payment of directors' fees. The shares had a market value on the date of issuance of $1,000. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.  Other Information.

Not Applicable

Item 6.  Exhibits

3.01 Amended and Restated Certificate of Incorporation of the Company, as amended

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

(1) Incorporated by reference from the registrant's current report under Form 8-K, filed on June 10, 2001 (Commission File No. 0-26455).

(2) Incorporated by reference from the registrant's current report under Form 8-K, filed on June 23, 2005 (Commission File No. 0-26455).

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

                                              Dated:  November 9, 2005