Form 10KSB
period 2005-12-31
ISECURETRAC CORP
filed 2006-03-17
CIK 1088120

As filed with the Securities and Exchange Commission on March 17, 2006.
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-KSB
                                   (Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenues for its most recent fiscal year: $5,589,783.

The aggregate market value of the common stock of the registrant held by non-affiliates, all of which is voting, was approximately $15,973,860, based on the closing sale price reported on March 1, 2006.

As of March 1, 2006, there were 10,684,529 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2005, are incorporated by reference in Items 9, 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure format (check one): YES |_| NO |X|
================================================================================

                                     PART I.

Regarding Forward-Looking Statements

This Form 10-KSB contains forward-looking statements including statements about the future of iSecureTrac Corp.'s ("iSECUREtrac" or "iSt" or the "Company" or "we" or "our") products and the industry, statements about future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-KSB, forward-looking statements are generally identified by the words "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. Readers of this Form 10-KSB should understand that a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements contained herein. Many of these factors are described in Item 1 under the heading "Risk Factors". Other factors discussed elsewhere in this report, in filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference may also affect the Company's future financial condition and results of operations.

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

Business

The Company develops, markets, and distributes electronic monitoring products including those that employ global positioning satellite ("GPS") technology and related services to criminal justice agencies, both in the United States and internationally, for use in offender management programs. The Company's three principal sources of revenues are: (i) selling and leasing of monitoring units to criminal justice agencies, (ii) providing agencies the use of Company's proprietary software including its web-based tracking and monitoring system known as tracNET24(TM) and (iii) providing ancillary services such as training, monitoring and data archiving. At December 31, 2005, the Company had 3,800 monitoring units under lease in 42 states.

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

According to the U.S. Bureau of Justice Statistics latest report, 7.0 million adults were under some form of correctional supervision at December 31, 2004. The number of prisoners under the jurisdiction of federal or state correctional authorities on that date reached a record high of 2.1 million. Moreover, 4.9 million adults were under parole or probation supervision and approximately two out of every three people released from prison are rearrested within three years of their release. The total adult correctional population has increased 46.8% from 1992 to 2004. This growth in the adult correction population has resulted in stresses on the correctional system in terms of both management and costs. This has led to increased use of probation and parole as alternatives to incarceration. Traditional methods used by agencies to monitor individuals under their supervision do not allow for effective supervision of offenders. Electronic monitoring enables an agency to monitor, at a greater level of supervision, the activities of a growing number of probationers and parolees without having to proportionately allocate additional labor resources to such monitoring efforts. Non-incarceration programs can give corrections and law enforcement agencies more flexibility in solving budget-related problems. Since public safety is maintained or improved by linking alternative sentencing programs with electronic monitoring, alternative sentencing programs like work release become viable, cost-effective tools for today's correctional system.

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

Our Products and Services

iSECUREtrac offers law enforcement and corrections agencies solutions for electronically monitoring persons that are released to community supervision programs. This may include persons released on probation, parole, pretrial, or any number of community supervision programs. Agencies utilizing electronic monitoring systems have shown substantial success in more effectively monitoring offenders, in reducing re-offense, and in enhancing the results of offender re-entry programs. iSECUREtrac has a full line of electronic monitoring and services as described below.

GPS Tracking

The Global Positioning System consists of at least 24 operational satellites that orbit the earth every 12 hours. Operated by the United States Department of Defense and provided free of charge, the GPS system permits from five to eight satellites to be visible from any point on earth at any given moment in time. A position fix can be acquired when a GPS receiver sees at least three of these satellites. The positioning system is accurate to within 10 meters (approximately 33 ft.) for horizontal position and 15 meters (approximately 50 ft;) for vertical position. Our GPS tracking products use this state-of-the-art positioning technology to monitor the movements of parolees and other criminal offenders in a manner that was not previously possible or cost efficient.

We offer both active and passive GPS tracking capabilities to our customers which continuously monitor an offender's movement and compliance to time/location parameters anywhere in the world. Our GPS unit tracks an individual by logging their location every 10 seconds along with time and speed parameters. Our active GPS device, model 2250, has the ability to use wireless communications to send offender data to a central data center, enabling a corrections or law enforcement officer to receive updated information and violations on a continuous basis. All data processing and parameter comparison takes place in the tracking unit itself. This is known as "on-board processing" and is what gives our active systems the fastest response time in the industry. As soon as the individual is in violation, the GPS unit communicates with our data center which notifies the agency, updates our tracNET24 website, and stores offender information for the long term. The corresponding officer can then use any PC or other Internet-ready device to see where the offender has been and when he was there. Our website provides agencies with updated offender information in easy-to-understand formats and does not require any additional software. Information includes maps, violation reports, equipment tampering reports and more.

Our Passive GPS Personal Tracking Unit ("PTU"), model 2150, is also a system for monitoring an offender's movement and compliance data anywhere in the world, but typically reports the information once a day when the PTU is returned to a base unit. The corresponding officer can then connect to tracNET24 and access offender tracking, violation, and compliance information.

A PTU is a 12-ounce, compact, electronic device which can be worn on an individual's belt or in a coat pocket. The PTU contains a GPS receiver, telephone modem, micro processors, internal antennas, signal processors, flash memory, other electronic components and rechargeable batteries, which we designed to be highly reliable, rugged and durable. The PTU is designed to be worn by the participant and is "electronically tethered" to the subject via a wireless cuff transmitter, which is about the size of a standard wristwatch. The wireless cuff, worn on the offender's ankle, transmits a radio signal every 20-30 seconds which is received by the tracking unit. The cuff transmitter, and hence the offender, must remain within 150 feet of the PTU or the signal transmitted by the cuff transmitter is not received and the PTU will send an alert to the appropriate authority. Any attempts to remove the cuff generate an alert signal and is a probation violation. The wireless cuff is waterproof and shockproof; the case and strap are designed to be tamper resistant. The tracking unit utilizes information from the GPS to triangulate the subject's physical position. The tracking unit then transmits this and other information to the tracNET24 hosting center. In addition, the tracking unit can be used in a charging base (which is similar to a cradle for a cordless telephone) as a house arrest monitor.

The tracking unit monitors the status of the wireless cuff and itself and reports the following conditions:

            o Status of radio frequency contact between the wireless cuff and the tracking unit, including proximity violations (i.e., failure to remain within a specified proximity of the house arrest monitor);

            o     Tampering with the wireless cuff or the tracking unit;

            o Status of communications between the tracking device and the operations center;

            o     Status of power connection to the charging base;

            o     Status of tracking unit battery;

            o Inclusion zone violations (i.e., subject being out of a designated area inappropriately);

            o Exclusion zone violations (i.e., being in an area or location from which the subject is prohibited); and

            o Find Me Mapping (i.e., allows customers to locate the specific location of the unit and the offender at any given time).

Our tracNET24 automated monitoring system is provided to end-user agencies through the Internet. A probation or corrections officer with a secure log-in can access the system and know exactly where any of his or her clients, wearing a PTU, have been over any given time period. The officer can program a PTU worn by any of the offenders he or she is monitoring to create or modify a schedule of locations where the offender must be at certain times of the day, week or month (e.g., a place of work, medical appointments, counseling appointments, meetings with the probation officer, etc.). He/she merely enters a drop down menu for the schedule and either enters an address or points to a spot on the map and specifies a radius. He/she thereby creates "inclusion zones" for the offender. Similarly, the officer can create "exclusion zones" (e.g., schools, home of an ex-spouse, etc.). Once the parameters are entered, the officer clicks "synchronize with PTU" which causes the scheduling and zone information to be downloaded to the PTU.

House Arrest

House Arrest is a system that enables law enforcement agencies to verify an offender's presence in a particular building (house, residence, work release facility, etc.). The agency can set a schedule for each offender corresponding to the rules of release. For example, the offender must be at home between 6:00 p.m. and 7:00 a.m. every day. Offender deviation from the schedule results in a violation notification sent to the agency. Our house arrest system consists of two components: a House Arrest Unit (HAU) and a wireless cuff transmitter. The cuff transmitter, worn on the offender's ankle, sends out a radio signal every 20-30 seconds. The HAU is always "listening" for this signal and sends out an alert to iSECUREtrac's host system if the transmitter's signal is out of range. The transmitter's signal will go out of range when the offender leaves the premises or otherwise wanders off. The maximum range for a transmitter's signal is approximately 150 feet. The HAU stores offender information with time/date stamps and relays data to our data center on a regular basis. If the offender takes off the transmitter or tampers with it, the transmitter sends out a unique signal alerting the HAU of the violation. The HAU then communicates with the host system which, in turn, automatically alerts the appropriate authorities.

Visual Breath Alcohol Testing

Our breath alcohol monitoring system enables offenders' breath alcohol levels to be tested remotely, rather than requiring an on-site test. Additionally, visual verification technology enables our monitoring center staff to verify the offender's location and identity at the time of testing. The system calls the offender on a scheduled, random, or on-demand basis, giving him clear instructions. The offender blows into a common drinking straw inserted in the 2000VB HomeStation while a camera on the unit photographs the offender. Breath Alcohol Test data and photographs are sent electronically to our data center. Our personnel confirm offender's identity by comparing event verification photo with original reference picture provided by agency. Deviation from or violation of program parameters, as defined by the agency, results in monitoring center staff contacting appropriate agency personnel.

Customers

Our principal customers are federal, state, county, and municipal law enforcement agencies in both the United States and in various foreign countries. Currently, we provide offender tracking products and services to customers in 42 states and one foreign country. One customer, the Tennessee Bureau of Probation and Parole, accounted for more than 5.5% of our total revenues during 2005. No other customer accounted for more than 5% of our total revenue in 2005 and total revenues from our top ten customers accounted for only 28% of our total revenues for 2005.

Sales and Distribution Channels

The Company markets and sells its products and services to criminal justice agencies throughout the United States directly through its in-house sales force and indirectly through third party distributors and service providers (i.e. private companies that operate monitoring centers for state and county agencies). The Company's in-house sales force is made up of eight sales professionals who are each assigned a specific geographic region and are responsible for all direct state, county, and municipal opportunities within their region, a channel sales manager who is responsible for all service provider sales, and a federal sales manager. Part time sales support is also provided by our executives and technical personnel. Typical sales activities include participation in monthly trade shows, frequent on-sight demonstrations of our PTU products and replying to state and local RFPs. The Company markets and sells its products and services internationally through exclusive strategic alliances that are formed on a country-by-country basis.

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

Competition

We  compete  with a number of other  companies  that offer  offender  electronic
monitoring  ("EM")  products,   including  GPS-based  products.   The  following
companies are considered by the Company to be its main competitors:

Pro Tech Monitoring, Inc. - Founded in 1995, Pro Tech is believed to have the second largest market share for GPS offender monitoring behind iSECUREtrac. It offers both active and passive GPS monitoring products and services.

BI Incorporated - BI is believed the largest installed base of offender electronic monitoring devices in the United States. BI has a passive GPS product but has not yet developed and active GPS product.

Sentinel Monitoring Services - Sentinel has a large base of EM units as well. Its GPS monitoring device is a consumer cell phone which has been modified to include RF capabilities.

G4S Securicor - G4S is believed to have the second largest installed based of EM units in the United States. G4S is a reseller of GPS monitoring devices

STOP LLC - STOP, which is believed to have the smallest market share of the competitors discussed, distributes a one-piece GPS monitoring device. STOP has an active unit but has not yet developed a passive unit.

iSECUREtrac competes favorably by offering a more reliable, feature-rich, and intuitive GPS tracking and monitoring system coupled with outstanding customer service and support. In addition, we are the only vendor that offers Active GPS, Passive GPS, and traditional House Arrest on a single web application.

There are currently several other companies that use GPS, electronic mapping and Internet technologies to provide tracking and monitoring products and services. The markets served by these companies include vehicle and rail car tracking, vehicle fleet management, container tracking as well as 911 emergency response services. While the companies serving these markets do not currently sell products or services to the criminal offender tracking and monitoring markets, these companies or others may enter this market in the future.

In general, contracts with our targeted customer base in the offender tracking market are awarded through a competitive bid process in which we must demonstrate the ability to provide services meeting stated customer specifications at the lowest overall cost. We compete by providing state-of-the-art equipment, a proprietary web-based software solution, and excellent customer support that we believe offers the highest value to our customers.

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

Intellectual Property Rights

We have been issued four patents to date by the United States Patent Office: (i) No. 6,072,396 for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals" was issued on June 6, 2000 and will expire on December 30, 2014; (ii) No. 6,100,806, also for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals" was issued on August 8, 2000 and will expire on December 30, 2014; and (iii) No. 6,337,665 was issued on January 8, 2002 for an "Antenna Orientation Maintaining System in a System for Tracking Individuals and Method of Use" and will expire on April 24, 2017 and (iv) No. 6,646,617 was issued on November 11, 2003, for an "Antenna Orientation Maintaining System in a System for Tracking Individuals and Method of Use" and will expire on April 24, 2017. We are currently involved in litigation in which, among other things, the validity of patents have been challenged. See item 3., Legal Proceedings, for a more complete discussion.

We have been granted a non-exclusive software license from SiRF Technology Incorporated ("SiRF") allowing us to embed SiRF's patented GPS technology into our products.

We assert common law copyright and statutory trade secret protection to our proprietary software. Our logo and the word "iSecureTrack" are registered trademarks and the marks "tracNET24"and "iSecureTrac" have applications for registration pending with the U.S. Patent and Trademark Office.

Regulation

The manufacture, sale and use of devices that utilize any part of the radio frequency radiation spectrum are subject to regulation. The Federal Communications Commission (the "FCC") is the principal agency responsible for regulations relating to the manufacture, sale and use of devices that transmit radio frequency radiation. Our Series 2150 and Series 2250 PTUs have each received full FCC compliance certification.

Similarly, insofar as GPS remains funded and controlled by the U.S. government, devices utilizing GPS must conform to government specifications.

The use of tracking devices as an aid to, or substitute for, physical surveillance by law enforcement personnel is subject to federal, state and local law. Generally, tracking devices may be attached to or installed upon the monitored person or object without court order as long as the person or object remains in public view. All persons presently monitored by our GPS tracking system are subject to a court order requiring such monitoring as a condition to their release from incarceration.

Research and Development

In order to maintain our competitive position, we must constantly improve our products and services. Our research and development staff designs and develops products incorporating GPS technology, wireless communications, web-based reporting and data storage and transmission. Our current research and development efforts are focused on additional functionality in our PTU products for the criminal justice industry. We have also focused on improving the functionality of our tracNET24 software. During 2005 and 2004, our research and development expenses totaled $929,835 and $687,914, respectively.

Employees

As of December 31, 2005, iSt had 70 full-time employees, and one contract employee on staff. Of the 70 full-time employees, four are executives, six are administrative personnel, 12 are in sales, nine are in customer support, 11 operate monitoring center, three are in technology services, 12 are in operations and 13 are in engineering and development.

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

Risks Relating to Our Business

The Company's business and financial condition are subject to a number of risks and uncertainties, many of which are beyond the control of the Company. These risks and uncertainties include the following:

We have incurred significant losses and expect losses to continue.

Our revenues have not been sufficient to cover our cost of operations and other expenses, and we have yet to establish profitable operations. We incurred net losses of $3,873,908 for the year ending December 31, 2005 and $9,696,164 for the year ended December 31, 2004. As a result, on December 31, 2005, we had an accumulated deficit of $55,530,956. We do not expect our revenues to be sufficient to cover operating costs until later in 2006, and there is no assurance that we will achieve profitability at that time or that we will ever be profitable.

Markets for our products and services may develop slowly.

The long-term financial viability of our company depends on our ability to attract additional customers for our GPS tracking system in order to increase revenues. There are many factors that affect the demand for our products and services that we cannot control. In particular, we sell our products to governmental agencies, such as state corrections departments. Accordingly, the acquisition and continued use of our products by these types of customers is generally subject to legislative appropriation of funds which is subject to budgetary and political considerations that change over time. Adopting our GPS tracking system may represent a significant expenditure by these types of customers which often face restrictive budgetary constraints. In addition, contracts with governmental agencies are generally subject to a competitive bid process which is often time consuming and does not assure that we will be successful in selling our products and services or that we will be able to do so at prices that are economic for us. In addition, our industry is relatively new and many of our target customers and only now becoming aware of our products and services and the possible advantages they may provide. As a result, there is often a long sales cycle involved with sales of our products and services. Due to these market factors, the demand for GPS tracking systems is difficult to forecast and may develop slowly or sporadically.

We face significant competition and this may make it difficult to achieve profitability.

We compete with a number of other companies that offer GPS solutions for offender tracking. In addition, many companies use GPS, electronic mapping and Internet technologies to provide tracking and monitoring products and services in other markets such as vehicle and rail car tracking, vehicle fleet management, container tracking and emergency response services. Companies serving these other markets may enter the offender tracking market in the future. Some of the companies with which we currently compete, or may compete against in the future, may have access to greater financial, technical, marketing, distribution and procurement resources than we have. There can be no assurance that we will be able to continue to successfully compete in our market. Accordingly, we may not be able to commercialize our products on the scale necessary to achieve profitability.

Our technology may become obsolete which could materially adversely affect our ability to sell our products and services.

If our technology, products and services become obsolete, our business operations would be materially adversely affected. The market in which we compete is characterized by technological change, evolving industry standards, introductions of new products, and changes in customer demands that can render existing products obsolete and unmarketable. We must continuously improve our product as the market demands smaller, lighter and more versatile PTUs. Faster and more accurate mapping software may make the mapping software currently use in our tracNET24 application obsolete. Future releases of Windows may also compel us to upgrade our application software. Our current application servers will require continuous upgrading with newer and faster models or our technology will become obsolete. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database, and networking platforms and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with technological developments, evolving industry standards, and changing customer requirements. Accordingly, we have and expect to continue to incur significant research and development expenses in the future.

We rely on third party vendors to manufacture our products and if these vendors are unable to timely supply us with required components our business will be materially adversely affected.

While we acquire the components used in our products from various electronics manufacturers, we currently rely on a single electronics manufacturer to manufacture most of our PTUs. We have not qualified or contracted with other manufacturers for our PTUs. Accordingly, if our vender encounters difficulties with meeting our demand for PTUs, alternative components may not be available quickly enough to avoid delaying production and shipment of customer orders. Any such delays may hamper our ability to service existing customers or market our products and services to new customers. Also, if the agreement with our current manufacturer is terminated or expires, our search for additional or replacement manufacturers could result in significant delays, added expense and our inability to maintain or expand our customer base.

We face the risk of systems interruptions and capacity constraints, possibly resulting in adverse publicity, revenue loss and erosion of customer trust.

The satisfactory performance, reliability and availability of our network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. We may experience temporary service interruptions for a variety of reasons, including telecommunications or power failures, fire, water damage, vandalism, computer bugs or viruses or hardware failures. We may not be able to correct a problem in a timely manner. Any service interruption that results in the unavailability of our system or reduces its capacity could result in real or perceived public safety issues that may affect customer confidence in our services and result in negative publicity that could cause us to lose customer accounts or fail to obtain new accounts. Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, or impaired quality and speed of transaction processing. We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our services to permit us to upgrade and expand our systems effectively or to integrate smoothly any newly developed or purchased modules with our existing systems.

If we were denied access to GPS technology, our business will be materially adversely affected.

Our services rely on signals from GPS satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our services may cease and customer satisfaction would suffer. In addition, the U.S. government could decide not to continue to operate and maintain Global Positioning System satellites over a long period of time or to charge for the use of the Global Positioning System. Furthermore, because of increasing commercial applications of the Global Positioning System, other U.S. government agencies may become involved in the administration or the regulation of the use of Global Positioning System signals in the future. If the foregoing factors affect the availability and pricing of Global Positioning System technology, our business will suffer. Global Positioning System technology is also dependent on the use of radio frequency spectrum. An international organization known as the International Telecommunications Union controls the assignment of spectrum. If the International Telecommunications Union reallocates radio frequency spectrum, our services may become less useful or less reliable. This would, in turn, harm our business. In addition, emissions from mobile satellites and other equipment using other frequency bands may adversely affect the utility and reliability of our services.

If we are not able to protect our intellectual property rights, our business may be materially adversely affected.

In order to protect the technology and other intellectual property underlying our products and services, we rely on a combination of patents, license agreements, copyrights, trade secrets, and trademarks. We also rely on confidentiality procedures and contractual provisions to protect our intellectual property rights. There can be no assurance that any of the measures we take to protect our intellectual property rights will be adequate. There is a risk that any patents issued to us may be invalidated, circumvented, or challenged; that the rights granted thereunder will not provide competitive advantages to us; or that none of our future patent applications will be issued with the scope of protection sought by us, if at all. Furthermore, there is a risk that others may develop technologies that are similar or superior to our technology or design around any patents issued to us. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We are currently a party to a lawsuit filed by Satellite Tracking of People, LLC ("STOP") which challenges the validity of certain of our patents. We have denied all allegations claimed by STOP, have filed counter-claims thereagainst and are vigorously defending the lawsuit. There is no assurance that we will be successful with respect to this lawsuit or that similar claims will not be made in the future by other parties. Accordingly, we may be obligated to defend the validity of our patents at potentially significant cost to us.

The protection of our intellectual property in foreign countries is uncertain.

We have not registered our patents with most foreign countries and may have no legal recourse to proceed against entities in such countries that choose to copy its hardware and/or software. In addition, the laws of some foreign countries do not protect proprietary information rights as fully as do the laws of the United States.

We depend on licensed technologies and may need to obtain additional licenses in the future to remain competitive.

We have been granted a nonexclusive software license from a technology company that has designed GPS chip sets and software solutions that allow us to embed GPS technology into our products. This license has an indefinite term; however, it may be terminated if the licensor loses any of its rights to the software products encompassed therein or by either party upon thirty (30) days written notice in the event of a material breach of the license by the other party. Termination of this license could have a material adverse effect on our business. In addition, we may need to obtain licenses to additional technologies in the future in order to keep our products competitive. If we fail to license or otherwise acquire necessary technologies, we may not be able to develop new products or services needed to remain competitive.

Our products could infringe on the intellectual property rights of others.

There are other U.S. patents and patent applications submitted for technologies in, or related to, our principal area of business, and it is possible that foreign patents are also in existence or have been applied for by others. As a result, any application or exploitation of our technology could infringe on patents or proprietary rights of others and any licenses required as a result of such infringement might not be available on commercially reasonable terms, if at all. This may lead others to assert patent infringement or other intellectual property claims against us.

We may not be able to effectively manage the growth of our company.

If our business grows in the manner that we currently project, we must continue to implement and improve our operational, financial and management information systems and expand, train and manage our employees. We may not have made adequate allowances for the costs and risks associated with this expansion, and our systems, procedures or controls may not be adequate to support the growth of our operations. Our failure to manage growth effectively could cause us to incur substantial additional costs, lose opportunities to generate sales or impair our ability to maintain our customers.

Risks Relating to the Ownership of Our Common Stock

The price for our common stock is volatile and may drop.

The trading price for our common stock has fluctuated significantly over recent years. The volatility in the price of our stock is attributable to a number of factors, not all of which relate to our operating results and financial position. Nevertheless, continued volatility in the market price for our stock should be expected and we cannot assure you that the price of our stock will increase in the future. Fluctuations or further declines in the price of our stock may affect our ability to sell shares of our stock and to raise capital through future equity financing.

We may issue a large number of shares to holders of preferred stock, warrants and convertible debt and the issuance and sale of these shares may depress the market price of our common stock.

We currently have warrants outstanding which entitle the holders thereof to acquire 3,234,248 shares of common stock. 6,287,045 shares of our common stock are issuable upon exercise of warrants to be issued upon exchange of our Preferred Stock. In addition, the holder of our Series C 8% Exchangeable Preferred Stock may convert this Preferred Stock into 4,782,609 shares of common stock. Finally, the holders of our remaining convertible debt may convert this indebtedness into 273,579 shares of our common stock. The issuance and sale of these shares is likely to result in substantial dilution to the proportionate equity interest and voting power of holders of our common stock. The sale of these shares also has potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased stock. Such an event could place further downward pressure on the price of our common stock. This presents an opportunity for short sellers to contribute to the further decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market.

We recently issued a significant number of shares of Preferred Stock as part of a refinancing transaction and the holder of these shares has the ability to acquire a majority position in our common stock and appoint a majority of our Board.

On June 27, 2005, we issued 1,000,000 shares of our Series C 8% Cumulative Compounding Exchangeable Preferred Stock plus warrants to acquire 3,234,248 shares of the Company's common stock at exercise prices ranging from $2.30 to $16.50 per share. The Preferred Stock is exchangeable for 4,782,609 shares of Common Stock and warrants to acquire 6,287,045 shares of Common Stock at an exercise price of $2.30 per share. Upon conversion of the Preferred Stock into common stock, and exercise of its warrants, the holder of the Preferred Stock will control a majority of the shares of our common stock. Prior to that time, the holder of the Preferred Stock has the right to appoint a majority of our Board of Directors. In addition, each share of Preferred Stock will have 11 votes on all other matters submitted to the vote of the Company's shareholders. Accordingly, the holder of our Preferred Stock holds a majority of the voting power held by all stockholders of the Company. If the holder of the Preferred Stock exchanges its Preferred Stock for shares of the Company's common stock and exercises all of its warrants, it would own approximately 57% of the issued and outstanding shares of the Company's common stock.

Our common stock is deemed to be "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

            o that a broker or dealer approve a person's account for transactions in penny stocks; and

            o that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

            o     obtain   financial   information  and  investment   experience
                  objectives of the person; and

            o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

            o sets forth the basis on which the broker or dealer made the suitability determination; and

            o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Item 2. Description of Property

The Company leases approximately 11,477 square feet of office space located at 5078 South 111th Street, Omaha, Nebraska. The lease term ends on November 1, 2007. The base rent for this property is recorded on a straight line basis at $6,652 per month, and the Company's pro rata share of operating expenses on the leased premises is $924 per month. Most of the Company's administrative, service, and other business operations are conducted at this location. In the opinion of management, the property is adequately covered by insurance.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders during the fourth quarter of 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

iSt's common stock is listed on the OTC Bulletin Board under the trading symbol "ISEC". Until September 19, 2005, the effective date of our recent one-for-ten reverse stock split, our common stock was quoted on the OTC Bulletin Board under the symbol "ISRE". All prices have been adjusted to reflect the one-for-ten reverse stock split that occurred on September 19, 2005. The following table sets forth the high and low sale prices for the Company's common stock during each calendar quarter of 2004 and 2005:

       -------------------------------------------------------------
       Year              Quarter             High               Low
       -------------------------------------------------------------
                           1st              $6.90              $3.30
                         -------------------------------------------
       2004                2nd              $5.40              $2.50
                         -------------------------------------------
                           3rd              $3.50              $1.20
                         -------------------------------------------
                           4th              $2.80              $1.20
       -------------------------------------------------------------
                           1st              $3.70              $2.10
                         -------------------------------------------
       2005                2nd              $2.70              $1.60
                         -------------------------------------------
                           3rd              $2.90              $1.50
                         -------------------------------------------
                           4th              $2.90              $1.60
       -------------------------------------------------------------

The source of the foregoing information is Bloomberg, LP Quotations and reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

As of March 1, 2006 there were approximately 404 stockholders of record for the Company's common stock. iSt has not declared any dividends on shares of Common Stock and has no plans to do so in the foreseeable future.

No stock repurchases were made by the Company during the fourth quarter of 2005.

Information regarding shares of the Company's common stock under equity compensation plans and executive employment agreements maintained by the Company as of December 31, 2005 is set forth in the following table:

----------------------------------------------------------------------------------------------------------------------------------
      Plan category                 Number of securities to be       Weighted average exercise      Number of securities remaining
                                     issued upon exercise of       price of outstanding options,    available for future issuance
                                  outstanding options, warrants         warrants and rights
                                            and rights
----------------------------------------------------------------------------------------------------------------------------------
                                                (a)                              (b)                               (c)
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                     127,354                           $2.78                            68,678
approved by security holders
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                 994,058                           $2.60                                 0
approved by security holders
----------------------------------------------------------------------------------------------------------------------------------
Total                                       1,121,412                           $2.62                            68,678
----------------------------------------------------------------------------------------------------------------------------------

Equity compensation plans not approved by security holders consist of options issued to employees per their employment agreements or per performance bonuses. Exercise prices range from $1.445 to $4.90.

All previously unreported, unregistered sales of common stock during 2005 are as follows:

    Date                            Amount of                                                                       Cash to
   Issued          Title         Securities Sold       Security Holder            Description of Transaction        Company
   ------          -----         ---------------       ---------------            --------------------------        -------
  02/16/05     Common Stock                1,923      Various Directors       Shares issued for directors' fees       N/A
  03/30/05     Common Stock                1,739      Various Directors       Shares issued for directors' fees       N/A
  06/08/05     Common Stock                2,500      Various Directors       Shares issued for directors' fees       N/A
  08/26/05     Common Stock                  527          Ravi Nath           Shares issued for directors' fees       N/A
  11/17/05     Common Stock                  910      Various Directors       Shares issued for directors' fees       N/A

The shares of common stock issued in the above table were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act. The shares of common stock were issued to a limited number of persons. There was no general solicitation and each purchaser represented that they were purchasing the shares for their own account.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following table provides a breakdown of selected results of operations for the years ended December 31, 2005 and 2004 and is the basis for the following discussion of the results of operations:

                       iSECUREtrac Corp. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2005 and 2004

                                                            2005              2004              Change
---------------------------------------------------------------------------------------------------------
Revenues:
         Equipment sales                                $     38,605      $    377,509      $   (338,904)
         Equipment leasing & hosting                       4,821,632         3,575,032         1,246,600
         Gain on sale-leaseback transactions
            Related party                                    671,687           566,145           105,542
            Other                                                 --            22,612           (22,612)
         Service                                              57,859           138,188           (80,329)
---------------------------------------------------------------------------------------------------------
            Total revenues                                 5,589,783         4,679,486           910,297
---------------------------------------------------------------------------------------------------------
Operating expenses:
         Cost of revenues                                  2,876,779         4,403,047        (1,526,268)
         Research and development                            929,835           687,914           241,921
         Sales, general and administrative                 5,160,282         6,582,008        (1,421,726)
---------------------------------------------------------------------------------------------------------
            Total operating expenses                       8,966,896        11,672,969        (2,706,073)
---------------------------------------------------------------------------------------------------------
         Operating loss                                   (3,377,113)       (6,993,483)        3,616,370
---------------------------------------------------------------------------------------------------------
Other income (expense):
         Interest income                                     100,927                32           100,895
         Interest expense                                   (629,559)       (2,681,115)        2,051,556
         Financing fees                                           --           (21,598)           21,598
         Other, net                                           31,837                --            31,837
---------------------------------------------------------------------------------------------------------
         Total other income (expense)                       (496,795)       (2,702,681)        2,205,886
---------------------------------------------------------------------------------------------------------
         Loss before provision for income taxes           (3,873,908)       (9,696,164)        5,822,256
         Provision for income taxes                               --                --                --
---------------------------------------------------------------------------------------------------------
Net loss                                                $ (3,873,908)     $ (9,696,164)     $  5,822,256
=========================================================================================================
Preferred stock dividends and accretion                     (549,108)         (911,983)          362,875
---------------------------------------------------------------------------------------------------------
Net loss available to common stockholders               $ (4,423,016)     $(10,608,147)     $  6,185,131
=========================================================================================================
Basic and diluted loss per common share                 $      (0.45)     $      (1.82)
=========================================================================================================
Weighted average shares of common stock outstanding        9,910,337         5,827,510
=========================================================================================================

See Notes to Consolidated Financial Statements.

Equipment Sales Revenue

Equipment Sales Revenue is derived from the sale of offender monitoring equipment. For the year ended December 31, 2005, equipment revenues were $38,605 compared to $377,509 during the same period in 2004. The reason for the decrease is the reduction in units sold during 2005, compared to 2004 due to the continual shift in the Company's business model from selling to leasing of monitoring equipment. Revenues from equipment sold in conjunction with a hosting agreement for tracking and monitoring services on tracNet24 are recognized ratably over the initial term of the hosting agreement which is typically for one year. Revenues from equipment sold without a hosting agreement are recognized when goods are received by the customer. Equipment is shipped FOB destination.

Equipment Leasing and Hosting Revenue

Equipment Leasing and Hosting Revenue is derived from the fees charged to customers for the use of the Company's offender monitoring software including tracNET24, hosting offender data, the rental of offender monitoring equipment, and ancillary charges directly related to the monitoring of offenders. For the year ended December 31, 2005, equipment leasing and hosting revenues were $4,821,632 compared to $3,575,032 during 2004. This increase is attributable to the increase in the number of units under lease. At December 31, 2005, the Company had 3,800 units under lease, compared with 2,800 at December 31, 2004. Leasing, hosting, and service revenues are recognized upon performance of the respective service. Leasing and hosting contracts with customers are typically for twelve months.

Gain on Sale-leaseback Transactions

The Company finances much of its monitoring equipment through sale-leaseback agreements, primarily with a leasing company owned by an affiliated party. Under these agreements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a gain, and then leases it back from the leasing company. This gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years). The Gain on Sale-leaseback Transactions consists of amortization of this deferred gain. For the year ended December 31, 2005, the gain on sale-leaseback transactions with related parties was $671,687 compared to $566,145 during 2004. This increase is attributable to the rise in total amount under these transactions. The Gain on Sale-leaseback Transactions with unrelated parties for the year ended December 31, 2005, was none compared to $22,612 during 2004. This decrease is due to no Sale-leaseback Transactions with unaffiliated parties during 2005. As of December 31, 2005, the Company had seven capital leases in conjunction with these transactions.

Service Revenue

For 2005, Service Revenue consisted of sales of non-core services including server maintenance agreements and monitoring equipment repairs. For the year ended December 31, 2005, Service Revenue was $57,859 compared to $138,188 for 2004. This decrease is attributable to a fewer number of equipment repairs of deployed monitoring units.

Cost of Revenues

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. A portion of the cost of revenues consists of the amortization of product development costs, which began in March 2002. For the year ended December 31, 2005, Cost of Revenues was $2,876,779, compared to $4,403,047 during 2004. During the first quarter of 2004, the Company initiated strategies of migrating away from the MEMS 2001 product to its tracNET24 based House Arrest product and systematically upgrading its MEMS 2000 product. To reflect these strategies, the Company took impairment charges of $1,129,627 and $211,624 against the MEMS 2001 and MEMS 2000 product, respectively. After considering the effects of the impairment charges taken in 2004, Cost of Revenues decreased by $185,017 from the year ended December 31, 2005, to the year ended December 31, 2004, primarily due to the reduction of amortization of certain product development costs, which ended in February 2005.

Research and Development

Research and Development expenses are the direct costs associated with iSt's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for iSt's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $929,835 for the year ended December 31, 2005, compared to $687,914 for 2004. This increase in research and development expenses was the result of additional testing and configuration expenses and increased costs related to the development of our next generation product, as well as an increase research and development staff from nine employees at year end 2004 to 13 employees at year end 2005.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations of the Company, other than the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, travel, communications, office leases and supplies, marketing, advertising, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the year ended December 31, 2005, SG&A expenses decreased to $5,160,282 from $6,582,008 during 2004. The twelve month decrease was the result of streamlining of operations and other cost cutting measures, such as renegotiating communication contracts, lowering rent expenses, reducing headcount, and eliminating non-essential expenses.

Operating Loss

For the twelve months ended December 31, 2005, operating loss was $3,377,113, compared to $6,993,483 for the same period in 2004. The decrease is primarily attributable to decreases in Cost of Revenues and SG&A expenses as described above and increased equipment leasing and hosting revenues.

Interest Income

For the year ended December 31, 2005, interest income was $100,927, compared to interest income of $32 in the comparable period of 2004. This increase was due the investment of the cash received from the sale of Preferred Stock and warrants in June 2005, which was not needed for immediate working capital needs or debt repayment. These funds have been invested in government securities and certificates of deposits with the Company's primary bank.

Interest Expense

For the year ended December 31, 2005, interest expense totaled $629,559, compared to interest expense of $2,681,115 during 2004. This decrease was due to a significant reduction in the Company's debt in 2005 pursuant to the Company's recapitalization plan. During 2004, the Company recorded $1,900,000 of non-cash interest expense related to the issuance of convertible debt representing the value of detachable warrants pursuant to APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

Financing Fees

For the year ended December 31, 2005, we did not incur any financing fees compared to the $21,598 of financing fees incurred during 2004. The decrease is primarily attributable to termination of the Company's practice of issuing warrants in conjunction with debt financing.

Net Loss

For the year ended December 31, 2005, the Company had a net loss of $3,873,908 compared to a net loss of $9,696,164 in 2004, for the reasons described above.

Preferred Stock Dividends and Accretion

For the year ended December 31, 2005, preferred stock dividends and accretion totaled $549,108, as compared to $911,983 for 2004. This change was due to all Series A and Series B Convertible Preferred Stock being converted into common stock in December 2004 and January 2005, respectively, with the current preferred dividend amount accrued in regards to the newly created Series C Convertible Preferred Stock.

Net Loss Available to Common Stockholders

For the year ended December 31, 2005, there was a net loss available to common stockholders of $4,423,016 compared to $10,608,147 in 2004. The reasons for these changes are described above.

Liquidity and Capital Resources

For the year ended December 31, 2005, the Company used $4,021,753 of cash in operating activities, another $4,785,399 in investing activities, and generated $9,504,781 in cash from financing activities, which included the sale of $11 million of Preferred Stock and Warrants. The total of all cash flow activities resulted in an increase in the balance of cash for the year ended December 31, 2005 of $697,629. During the year ended December 31, 2004, the Company used $4,249,912 of cash in operating activities and another $156,525 in investing activities. The Company generated $4,326,035 from financing activities. The total of all cash flow activities in 2004 resulted in a decrease in the balance of cash of $80,402.

By the end of 2005, the Company was incurring approximately $550,000 in recurring monthly operating expenses. Approximately 69% of this total consisted of salaries, wages, payroll taxes, health insurance and other employee benefits. In addition to these ongoing operating expenses, the Company also needs cash to finance accounts receivables and inventories and to make debt service payments. The Company has met its liquidity needs through 2005 through a combination of operating revenues, debt and lease financings, and the sale of additional shares of its capital stock.

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

The Company converted approximately $3.9 million and $3.0 million of its long-term debt into common stock during 2005 and 2004, respectively. The Company made principal payments on long-term debt and notes payable totaling approximately $3.3 million and $2.7 million during 2005 and 2004, respectively. At December 31, 2005, the Company had $0 in notes payable and $1.9 million in long term debt, $1.3 million of which represented current maturities.

As of December 31, 2005, the Company had seven capital lease facilities in place which were used to finance offender monitoring equipment. All seven of these capital leases were sale-leaseback transactions with an affiliated party. Under these sale-leaseback arrangements, the Company sells the inventory to a third party leasing company (which is owned by a shareholder of the Company) and then leases the equipment back. All capital leases are treated as financing transactions and carrying interest rates of 9.50%. Maturity dates on these capital leases run from April 2006 to March 2008. As of December 31, 2005, the aggregate balance on these seven capital leases totaled $1,243,561.

As of December 31, 2005, the Company had notes payable totaling $629,232 issued to three institutional lenders. These notes carry an interest rate of 4% which is payable semi-annually and mature on May 26, 2006. These notes are convertible into shares of the Company's common stock at $2.30 per share.

After completing the sale of Preferred Stock and warrants in June, 2005, and the conversion and payment of long-term debt, the Company believes it has sufficient working capital to meet its liquidity needs for the foreseeable future.

Management does not anticipate further equity financings to fund operations. It does anticipate, however, needing additional debt financing to pay for new product deliveries from its manufacturer. Management is currently negotiating with two finance companies in an effort to secure a $5 million lease financing line. It is anticipated that the line will be finalized and in place by the end of March 2006.

Reverse Stock Split

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

Revenue recognition

Revenue is recognized related to the sale and leasing of PTUs and for services provided through tracNET24. A daily service fee is charged for each PTU which the customer desires to have tracked from time to time. The customer initiates tracking by entering an activation command on an appropriate tracNET24 screen and, similarly, stops the tracking by entering a deactivation command. The daily fee for tracNET24 is only charged from the time of activation to the time of deactivation for each PTU. These services are billed in arrears on a monthly basis as the service is rendered to the customer. Revenue related to the daily service fee for leasing and hosting our PTU's was $4,821,632 and $3,575,032 for the years ended December 31, 2005 and 2004, respectively. For PTUs that are sold, the customer is billed and revenue is recognized over the life of the related contract. For PTUs that are leased, the customer is billed in arrears on a monthly basis for all units under lease, and revenue is recognized.

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

Impairment of Long-Lived Assets.

The Company evaluates goodwill for impairment on an annual basis. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management's estimate of future undiscounted and discounted cash flows to determine recoverability of these assets. If management's assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. For the year ended December 31, 2005, the Company recorded no impairment charges. For the year ended December 31, 2004, the Company recorded an impairment charge of $1,341,251 related to monitoring equipment and an impairment charge of $302,298 related to customer monitoring contracts.

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

None.

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

Item 8B. Other Information.

Not applicable

PART III

Incorporated by reference in Items 9 to 12, and 14 below are certain sections of the definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2005 (the "Proxy Statement").

Item 9. Directors and Executive Officers of the Registrant.

The information about directors required to be furnished pursuant to this Item 9 is incorporated by reference to the Proxy Statement under the heading "ELECTION OF DIRECTORS". Information regarding non-director executive officers of the Company is set forth below.

David G. Vana, age 44, was appointed Chief Financial Officer in August 2003. From November, 2001 to August, 2003, Mr. Vana served as Senior Vice President of Product Development where he led the development of the Company's offender monitoring products. Mr. Vana was with Telemarket Resources International (TRI), an Omaha, Nebraska company that provides message broadcasting and direct marketing products to the telecommunications industry, from May 2000 until October 2001 where he served as a Board Member and CFO. Prior to that, he was with Ernst & Young's Management Consulting Practice in Kansas City, Missouri. Mr. Vana previously was the CFO for Pyramid Computing Solutions, Director of Financial Systems for MFS Communications and Accounting Manager for America First Companies. He has extensive experience in strategic planning, project management, accounting and finance. Mr. Vana has a BSBA and an MBA from the University of Nebraska at Omaha.

Edward J. Sempek, age 44, was appointed Senior Vice President, Operations & Business Development in August 2003. From November, 2001 to August, 2003, Mr. Sempek served as Senior Vice President of Sales & Marketing. Mr. Sempek served as Executive Vice President at Telemarket Resources International (TRI) from January 2000 to October 2001. Mr. Sempek is an entrepreneur, having owned a number of successful businesses over the past two decades including Pyramid Computing Solutions, Inc., which was acquired by TRI. Mr. Sempek was previously employed with Sprint, a large global communications company, from 1989 to 1995. He served as Major Account Manager, National Account Manager, Area Sales Manager and Regional Data Sales Manager with Sprint. In 1994 he was the number two Area Sales Manager in the country.

David G. Sempek, age 43, was appointed Chief Technology Officer in November 2001. Mr. Sempek served as Chief Technical Officer at Telemarket Resources International (TRI) from January 1999 to October 2001. Mr. Sempek also served as Vice President of Information Services at Pyramid Computing Solutions Inc. from January 1993 to December 1999. Mr. Sempek has a Bachelor of Electrical Engineering with distinction from the University of Minnesota. He specializes in computer science and programming and has written thesis material on the "Implementation of Algorithms for VLSI Layout."

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

Item 13. Exhibits.

      (a)   The following documents are filed as part of this report:

            1. Financial Statements of the Company. Reference is made to the Index to Financial Statements on Page F-0.

            2.    Exhibits.

                  3.01 Amended and Restated Certificate of Incorporation of the Company, as amended (13)

                  3.02  Restated Bylaws of the Company (1)

                  3.03 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of iSt (3)

                  3.04 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of iSt (9)

                  3.05 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of iSt (12)

                  4.01  Form of Common Stock Certificate (1)

                  4.03  2001 Omnibus Equity Incentive Plan (4)

                  10.01 License Agreement with SiRF Technology, Inc. (1)

                  10.02 ADT Distribution Agreement (3)

                  10.03 ADT Hosting Agreement (3)

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

                  10.11 Debt Conversion between iSt and Roger Kanne (11)

                  10.12 Debt Conversion between iSt and Martin Halbur (11)

                  10.13 Debt Conversion between iSt and Kenneth Macke (11)

                  10.14 Debt Conversion  between iSt and Buckshot  Capital,  LLC
                        (11)

                  10.15 Business Office Lease (11)

                  10.16 Securities Purchase Agreement (14)

                  10.17 Registration Rights Agreement (15)

                  10.18 Warrant Agreement (16)

                  21.01 Subsidiaries of the Company

                  24    Powers of Attorney

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

                        (2)   Not used.

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

                        (7) Incorporated by reference from the registrant's current report under Form 8-K filed on March 18, 2003 (Commission File No. 0-26455).

                        (8) Incorporated by reference from the registrant's current report under Form 8-K filed on November 12, 2003 (Commission File No. 0-26455).

                        (9) Incorporated by reference from the registrant's registration statement under Form SB-2 filed on August 11, 2004 (Commission File No. 333-118135).

                        (10) Incorporated by reference from the registrant's current report under Form 8-K filed on February 10, 2005 (Commission File No. 0-26455)

                        (11) Incorporated by reference from the registrant's current report under Form 10-KSB filed on March 31, 2005 (Commission File No. 0-26455).

                        (12) Incorporated by reference from the registrant's current report under Form 8-K filed on June 23, 2005. (Commission File No. 0-26455).

                        (13) Incorporated by reference from the registrant's current report under Form 10-QSB filed on November 9, 2005. (Commission File No. 0-26455).

                        (14) Incorporated by reference from the registrant's current report under Form 8-K filed on June 23, 2005. (Commission File No. 0-26455).

                        (15) Incorporated by reference from the registrant's current report under Form 8-K filed on June 29, 2005. (Commission File No. 0-26455).

                        (16) Incorporated by reference from the registrant's current report under Form 8-K filed on June 29, 2005. (Commission File No. 0-26455).

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

                                        ISecureTrac Corp.

                                        By:  /s/ Thomas E. Wharton, Jr.
                                            ---------------------------
                                              Thomas E. Wharton, Jr.
                                            Chief Executive Officer


                                        By:  /s/ David G. Vana
                                            ---------------------------
                                              David G. Vana
                                            Chief Financial Officer

                                        Dated: March 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                     Title                               Date

        /s/ Roger J. Kanne *                 Chairman of the Board of Directors,           March 17, 2006
--------------------------------------                    Director
           Roger J. Kanne

      /s/ Thomas E. Wharton Jr.         President, Chief Executive Officer, Director       March 17, 2006
--------------------------------------
        Thomas E. Wharton Jr.

          /s/ David G. Vana                        Chief Financial Officer                 March 17, 2006
--------------------------------------
            David G. Vana

      /s/ Joseph A. Ethridge *                            Director                         March 17, 2006
--------------------------------------
         Joseph A. Ethridge

        /s/ Robet W. Korba *                              Director                         March 17, 2006
--------------------------------------
           Robert W. Korba

       /s/ Bruce Leadbetter *                             Director                         March 17, 2006
--------------------------------------
          Bruce Leadbetter

           /s/ Ravi Nath *                                Director                         March 17, 2006
--------------------------------------
              Ravi Nath

    /s/ General Goh Yong Siang *                          Director                         March 17, 2006
--------------------------------------
       General Goh Yong Siang


* Thomas E. Wharton Jr., by signing his name hereto, signs this annual report on behalf of each person indicated. A Power-of-Attorney authorizing Thomas E. Wharton Jr. to sign this annual report on Form 10-KSB on behalf of each of the indicated Directors of iSECUREtrac Corp. has been filed herein as Exhibit 24.


                                  By:  /s/ Thomas E. Wharton Jr.
                                       -------------------------
                                       Thomas E. Wharton Jr.
                                       Attorney-In-Fact
                       iSECUREtrac Corp. and Subsidiaries
                          Consolidated Financial Report

                                Table of Contents

Report of Independent Registered Public Accounting Firm ..................   F-1

Consolidated Financial Statements:
  Balance Sheet ..........................................................   F-2
  Statements of Operations ...............................................   F-3
  Statements of Stockholders' Deficit ....................................   F-4
  Statements of Cash Flows ...............................................   F-5

Notes to Consolidated Financial Statements ...............................   F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
iSECUREtrac Corp.
Omaha, Nebraska

We have audited the accompanying Consolidated Balance Sheet of iSECUREtrac Corp. and subsidiaries as of December 31, 2005, and the related Consolidated Statements of Operations, Stockholders' Deficit and Cash Flows for the years ended December 31, 2005, and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iSECUREtrac Corp. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005, and 2004, in conformity with U.S. generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP
Kansas City, Missouri
February 14, 2006
                       iSECUREtrac Corp. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2005

-----------------------------------------------------------------------------------------------------
ASSETS (Note 5)
Current Assets
      Cash and cash equivalents  (Note 12)                                              $    742,626
      Investments  (Note 2)                                                                3,445,776
      Accounts receivable, net of allowance for doubtful accounts of $175,000 in 2005      1,618,473
      Investment interest receivable                                                           3,555
      Inventories                                                                            122,739
      Prepaid expenses and other                                                              83,360
-----------------------------------------------------------------------------------------------------
         Total current assets                                                              6,016,529
-----------------------------------------------------------------------------------------------------
Equipment, net of accumulated depreciation of $258,105                                       220,231
Leasehold improvements, net of accumulated depreciation of $2,537                             18,950
Monitoring equipment, net of accumulated depreciation of $3,456,803 (Notes 3 & 10)         2,563,193
Intangibles, net of accumulated amortization of $674,891 (Note 4)                            236,631
Goodwill (Note 4)                                                                          2,302,179
Other assets                                                                                 118,260
-----------------------------------------------------------------------------------------------------
         Total assets                                                                   $ 11,475,973
=====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
      Current maturities of long-term debt (Notes 5 and 10)                             $  1,326,502
      Accounts payable and accrued expenses                                                  539,343
      Deferred gain on sale-leaseback transaction (Note 10)                                  435,840
      Accrued interest payable (Note 5)                                                       12,738
-----------------------------------------------------------------------------------------------------
         Total current liabilities                                                         2,314,423
-----------------------------------------------------------------------------------------------------
Long-term debt, less current maturities (Notes 5 and 10)                                     546,290
-----------------------------------------------------------------------------------------------------
Redeemable convertible Series C preferred stock, 1,000,000 shares designated at
      $0.01 par value; 1,000,000 issued and outstanding  (Note 8)                          9,584,398
-----------------------------------------------------------------------------------------------------
Contingency (Note 12)                                                                             --
-----------------------------------------------------------------------------------------------------
Stockholders' Equity (Deficit) (Notes 7 and 8)
      Common stock, 150,000,000 shares authorized at $0.001 par value;
         10,684,529 issued and outstanding                                                    10,685
      Additional paid-in capital                                                          54,551,133
      Accumulated deficit                                                                (55,530,956)
-----------------------------------------------------------------------------------------------------
         Total stockholders'  equity (deficit)                                              (969,138)
-----------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity (deficit)                           $ 11,475,973
=====================================================================================================

See Notes to Consolidated Financial Statements.

                       iSECUREtrac Corp. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2005 and 2004

                                                                2005              2004
------------------------------------------------------------------------------------------
Revenues:
         Equipment sales                                   $     38,605      $    377,509
         Equipment leasing & hosting                          4,821,632         3,575,032
         Gain on sale-leaseback transactions (Note 10)
            Related party                                       671,687           566,145
            Other                                                    --            22,612
         Service                                                 57,859           138,188
------------------------------------------------------------------------------------------
            Total revenues                                    5,589,783         4,679,486
------------------------------------------------------------------------------------------
Operating expenses:
         Cost of revenues  (Note 3)                           2,876,779         4,403,047
         Research and development                               929,835           687,914
         Sales, general and administrative                    5,160,282         6,582,008
------------------------------------------------------------------------------------------
            Total operating expenses                          8,966,896        11,672,969
------------------------------------------------------------------------------------------
         Operating loss                                      (3,377,113)       (6,993,483)
------------------------------------------------------------------------------------------
Other income (expense):
         Interest income                                        100,927                32
         Interest expense (Notes 5 and 7)                      (629,559)       (2,681,115)
         Financing fees                                              --           (21,598)
         Other, net                                              31,837                --
------------------------------------------------------------------------------------------
         Total other income (expense)                          (496,795)       (2,702,681)
------------------------------------------------------------------------------------------
         Loss before provision for income taxes              (3,873,908)       (9,696,164)
         Provision for income taxes (Note 6)                         --                --
------------------------------------------------------------------------------------------
Net loss                                                   $ (3,873,908)     $ (9,696,164)
==========================================================================================
Preferred stock dividends and accretion (Note 8)               (549,108)         (911,983)
------------------------------------------------------------------------------------------
Net loss available to common stockholders                  $ (4,423,016)     $(10,608,147)
==========================================================================================
Basic and diluted loss per common share                    $      (0.45)     $      (1.82)
==========================================================================================
Weighted average shares of common stock outstanding           9,910,337         5,827,510
==========================================================================================

See Notes to Consolidated Financial Statements.

                       iSECUREtrac Corp. AND SUBSIDIARIES
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2005 and 2004

                                                                               Series A               Series B
                                                                             Convertible             Convertible
                                                                           Preferred Stock         Preferred Stock
                                                                       -----------------------   -------------------
                                                                        Shares       Amount      Shares      Amount
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                               9,126    $  9,125,470      300    $ 295,000
   Shares issued for cash, net of offering costs                            --              --       --           --
   Shares issued upon conversion of notes                                   --              --       --           --
   Shares issued upon exercise of options                                   --              --       --           --
   Shares issued upon exercise of warrants                                  --              --       --           --
   Shares issued for director's fees                                        --              --       --           --
   Shares issued for services                                               --              --       --           --
   Amortization of unearned consulting expense                              --              --       --           --
   Compensation related to stock options issued                             --              --       --           --
   Warrants issued in conjunction for convertible notes                     --              --       --           --
   Warrants issued for consulting services                                  --              --       --           --
   Series A preferred stock dividends                                    1,130       1,130,496       --           --
   Shares issued upon conversion of Series A preferred stock           (10,256)    (10,255,966)      --           --
   Net loss                                                                 --              --       --           --
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                                  --              --      300      295,000
   Issuance of warrants, net of offering costs                              --              --       --           --
   Shares issued upon conversion of notes                                   --              --       --           --
   Shares issued upon exercise of options                                   --              --       --           --
   Shares issued upon exercise of warrants                                  --              --       --           --
   Shares issued for director's fees                                        --              --       --           --
   Compensation related to stock options issued                             --              --       --           --
   Registration offering costs                                              --              --       --           --
   Shares issued upon conversion of Series B preferred stock                --              --     (300)    (295,000)
   Shares issued in lieu of partial shares pursuant to reverse-split        --              --       --           --
   Series C preferred stock dividends                                       --              --       --           --
   Accretion to redemption value of preferred stock                         --              --       --           --
   Net loss                                                                 --              --       --           --
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                                                  --    $         --    $  --    $      --
=====================================================================================================================

                                                                            Common Stock        Additional
                                                                        --------------------     Paid -in
                                                                          Shares      Amount      Capital
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                               4,890,430   $ 4,890   $ 28,568,747
   Shares issued for cash, net of offering costs                         1,227,597     1,228      3,477,785
   Shares issued upon conversion of notes                                1,345,611     1,346      2,986,922
   Shares issued upon exercise of options                                  243,835       244        386,163
   Shares issued upon exercise of warrants                                  86,957        87        199,913
   Shares issued for director's fees                                        11,638        12         33,321
   Shares issued for services                                               33,491        33         76,347
   Amortization of unearned consulting expense                                  --        --             --
   Compensation related to stock options issued                                 --        --        534,336
   Warrants issued in conjunction for convertible notes                         --        --      1,900,000
   Warrants issued for consulting services                                      --        --        255,508
   Series A preferred stock dividends                                           --        --             --
   Shares issued upon conversion of Series A preferred stock             1,025,597     1,026     10,254,940
   Net loss                                                                     --        --             --
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                               8,865,156     8,866     48,673,982
   Issuance of warrants, net of offering costs                                  --        --      1,543,396
   Shares issued upon conversion of notes                                1,679,254     1,679      3,942,371
   Shares issued upon exercise of options                                    6,100         6         17,169
   Shares issued upon exercise of warrants                                  76,087        76        174,924
   Shares issued for director's fees                                         7,599         8         16,992
   Compensation related to stock options issued                                 --        --         13,680
   Registration offering costs                                                  --        --        (28,073)
   Shares issued upon conversion of Series B preferred stock                50,010        50        294,950
   Shares issued in lieu of partial shares pursuant to reverse-split           323        --             --
   Series C preferred stock dividends                                           --        --             --
   Accretion to redemption value of preferred stock                             --        --        (98,258)
   Net loss                                                                     --        --             --
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                                              10,684,529   $10,685   $ 54,551,133
============================================================================================================

                                                                        Unearned
                                                                       Consulting    Accumulated
                                                                        Expense        Deficit         Total
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                             $(357,000)   $(40,598,051)   $(2,960,944)
   Shares issued for cash, net of offering costs                              --              --      3,479,013
   Shares issued upon conversion of notes                                     --              --      2,988,268
   Shares issued upon exercise of options                                     --              --        386,407
   Shares issued upon exercise of warrants                                    --              --        200,000
   Shares issued for director's fees                                          --              --         33,333
   Shares issued for services                                                 --              --         76,380
   Amortization of unearned consulting expense                           357,000              --        357,000
   Compensation related to stock options issued                               --              --        534,336
   Warrants issued in conjunction for convertible notes                       --              --      1,900,000
   Warrants issued for consulting services                                    --              --        255,508
   Series A preferred stock dividends                                         --        (911,983)       218,513
   Shares issued upon conversion of Series A preferred stock                  --              --             --
   Net loss                                                                   --      (9,696,164)    (9,696,164)
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                                    --     (51,206,198)    (2,228,350)
   Issuance of warrants, net of offering costs                                --              --      1,543,396
   Shares issued upon conversion of notes                                     --              --      3,944,050
   Shares issued upon exercise of options                                     --              --         17,175
   Shares issued upon exercise of warrants                                    --              --        175,000
   Shares issued for director's fees                                          --              --         17,000
   Compensation related to stock options issued                               --              --         13,680
   Registration offering costs                                                --              --        (28,073)
   Shares issued upon conversion of Series B preferred stock                  --              --             --
   Shares issued in lieu of partial shares pursuant to reverse-split          --              --             --
   Series C preferred stock dividends                                         --        (450,850)      (450,850)
   Accretion to redemption value of preferred stock                           --              --        (98,258)
   Net loss                                                                   --      (3,873,908)    (3,873,908)
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                                             $      --    $(55,530,956)   $  (969,138)
================================================================================================================

See Notes to Consolidated Financial Statements.

                       iSECUREtrac CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2005 and 2004

                                                                                       Year Ended December 31,
                                                                                       2005              2004
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss                                                                         $ (3,873,908)     $ (9,696,164)
  Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                    1,822,629         1,911,843
     Impairment charge of monitoring equipment                                               --         1,341,251
     Impairment charge of intangibles subject to amortization                                --           302,298
     Interst expense related to convertible debt                                             --         1,900,000
     Expenses paid by issuance of stock, warrants, and options in lieu of cash           30,680           899,557
     Amortization of unearned consulting expense                                             --           357,000
     Accretion of investment discount                                                   (53,940)               --
     Gain on sale - leaseback transactions                                             (671,687)         (588,757)
     Changes in assets and liabilities, net of effects of acquisition
       Increase in accounts receivable                                                 (568,819)         (447,287)
       Increase in interest receivable                                                   (3,555)               --
       Decrease in inventories                                                           18,199             3,213
       (Increase) decrease in prepaid expenses                                           (7,626)           16,798
       Decrease in accounts payable and accrued expenses                               (584,058)         (196,483)
       Decrease in accrued interest payable                                            (129,668)          (53,181)
------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                (4,021,753)       (4,249,912)
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Purchases of leasehold improvements and equipment                                     (81,914)          (14,484)
  Purchases of monitoring equipment                                                  (1,367,040)             (878)
  Investments                                                                        (3,391,836)               --
  Decrease (increase) in other assets                                                    55,391          (141,163)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (4,785,399)         (156,525)
------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Principal proceeds from notes                                                       1,700,000           270,000
  Principal payments on notes                                                        (1,915,654)         (817,435)
  Principal proceeds from long-term debt                                                400,000         1,940,000
  Principal payments on long-term debt                                               (1,422,353)       (1,913,965)
  Proceeds from the exercise of options and warrants                                    192,175         4,065,420
  Registration offering costs                                                           (28,073)               --
  Proceeds from sale-leaseback transaction                                                   --           782,015
  Proceeds from issuance of Series C preferred stock, net of offering costs          10,578,686                --
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             9,504,781         4,326,035
------------------------------------------------------------------------------------------------------------------
Increase in cash                                                                        697,629           (80,402)
Cash at beginning of period                                                              44,997           125,399
------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                              $    742,626      $     44,997
==================================================================================================================
Supplemental Disclosure of Cash Payments for
  Interest                                                                              759,227           834,296
Supplement Disclosure Of Noncash Investing and Financing Activities
  Issuance of Common and Preferred Stock in lieu of payment on
     long-term debt, notes payable and accrued interest payable                       3,944,050         2,988,268
  Issuance of Preferred Stock in payment of Preferred Stock dividends                        --         1,130,496
  Issuance of Common Stock upon Conversion of Series A Preferred Stock                       --        10,255,966
  Issuance of Common Stock upon Conversion of Series B Preferred Stock                  294,500                --
  Preferred stock dividends and accretion                                               549,108                --
  Increase (decrease) in restricted cash and stockholders' escrow liability            (700,000)          700,000
  Deferred gain on sales-leaseback recorded on sale of monitoring equipment             237,144           659,918

See Notes to Consolidated Financial Statements
                        iSECUREtrac CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business

iSECUREtrac Corp. and subsidiaries ("iSt" or "the Company") design, develop, produce, sell, lease and support wireless products and services relating to the tracking, monitoring, and reporting of individuals and objects. iSt products are designed to enhance productivity, reduce costs, and improve overall response using on-line access to information previously maintained on a variety of media. Today, iSt primarily markets to the criminal justice industry for continuous electronic monitoring of criminal offenders.

Reverse Stock Split

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

Cash and cash equivalents: For financial statement purposes, iSt considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates fair value due to the nature of the maturity period.

Investments: iSt's investments are stated at amortized cost which approximates fair value.

Trade accounts receivable: Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. The Company offers credit terms to select customers of up to 45 days. Additionally, the Company reserves the right to assess finance charges on delinquent accounts where such charges are permitted. Accounts are considered delinquent after 45 days. There was $161,131 of bad debt expenses for 2005 and $6,131 for 2004.


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Because of the high costs associated with maintaining the MEMS 2000 and MEMS 2001 home arrest product, the Company began development in April, 2004 of a tracNET24-based replacement home arrest product. This development was completed in the fourth quarter and the Company immediately commenced moving customers from the MEMS 2001 to the tracNET24 platform. In addition, during the third quarter of 2004, the Company released the iSt cuff RF transmitter and ceased offering the Elmo Tech and Premier Geografix transmitters for use in its GPS and home arrest offerings.

During the year ended December 31, 2004, the Company took impairment charges totaling $1,341,251 against its MEMS 2001 ($1,129,627) and MEMS 2000 ($211,624)
monitoring equipment. This impairment charge has been included in the cost of revenues in the consolidated statement of operations. The Company used the discounted cash flow method for revenues generated by this equipment to determine the fair value of this equipment. There were no impairment charges during the year ended December 31, 2005.

Product development: iSt capitalized software and hardware development costs in accordance with the SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. No product development costs were capitalized in 2005 or 2004. iSt began amortizing these costs in 2002 on a straight-line basis over an estimated economic useful life of three years. Based upon unit sales to date, and projected sales for the future, management believes there is no impairment of product development costs and therefore, there was no charge to expense for impairment in the year ended December 31, 2005, or December 31, 2004. Amortization of capitalized software and hardware development costs totaled $52,477 and $314,862 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the product development costs were fully amortized.

Goodwill: Goodwill represents the excess of purchase price paid over the net identifiable assets of the acquired business. It is subject to annual tests for impairment. iSt has recorded no impairment charges related to goodwill for the years ended December 31, 2005, and 2004.

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

Earnings (loss) per share: Basic Earnings (Loss) Per Common Share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings (Loss) Per Common Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share, no diluted earnings (loss) per share shall be presented. The following contingently issuable shares were not included in diluted earnings
(loss) per common share as they would have an antidilutive  effect upon earnings
(loss) per share:


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                   December 31, 2005  December 31, 2004
   ------------------------------------------------------------------------------------
   Shares issuable upon conversion of Series B
   Convertible Preferred Stock                                --            50,010

   Shares issuable upon conversion of Series C
   Exchangeable Preferred Stock                        4,782,609                --

   Shares issuable upon conversion of
   Subordinated Convertible Note                              --           263,158

   Shares issuable upon conversion of Other
   Convertible Notes                                     273,579           372,384

   Common stock options outstanding                    1,121,412         1,114,354

   Common stock warrants outstanding                   5,005,155         2,288,899

   Convertible subordinated debentures                        --               495
   ------------------------------------------------------------------------------------

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

Stock-based compensation: The Company has a stock-based compensation plan titled the 2001 Omnibus Equity Incentive Plan. The Company also grants stock-based compensation under executive employment agreements. iSt accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which measures compensation as the difference between the fair market value of the stock at the date of award and the amount required to be paid for the stock (intrinsic value method). Stock-based compensation of $13,680 and $534,336 has been reflected in net loss for the years ending December 31, 2005, and 2004, respectively. During 2004, the Company reduced the exercise price of certain previously awarded stock options. The Company accounts for modifications of previously issued fixed stock option awards under the accounting consequences of modifications to a fixed stock option or award of APB Opinion No. 25 and related interpretations. Accordingly, the options are accounted for as variable from the date of the modification to the date the option is exercised, forfeited, or expires unexercised. ($34,008) and $353,124 of the stock-based compensation for the years ended December 31, 2005 and 2004, respectively, is attributable to variable accounting for stock options for which the exercise price had been reduced.


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The following table illustrates the effect on net loss for the years ending December 31, 2005, and 2004, as if iSt had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                                                             Year Ended December 31,
                                                                                             2005              2004
------------------------------------------------------------------------------------------------------------------------
Net loss, as reported                                                                    $ (3,873,908)     $ (9,696,164)

Add: Stock-based employee compensation expense included in reported net loss                   13,680           534,336

Deduct:  Total stock-based employee compensation expense determined under fair value
based method for all awards                                                                  (130,792)       (1,263,470)
------------------------------------------------------------------------------------------------------------------------
Pro forma net loss                                                                         (3,991,020)      (10,425,298)

Preferred dividends and accretion                                                            (549,108)         (911,983)
------------------------------------------------------------------------------------------------------------------------
Pro forma net loss available to common stockholders                                      $ (4,540,128)     $(11,337,281)

Basic and diluted loss per share:

     As reported                                                                         $      (0.45)     $      (1.82)
========================================================================================================================
     Pro forma                                                                           $      (0.46)     $      (1.96)
------------------------------------------------------------------------------------------------------------------------

In determining the pro forma amounts above during 2005 and 2004, the value of each grant is estimated at the grant date using the fair value method prescribed in SFAS No. 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3.5 years and; expected price volatility of 106.62% and 79.30%.

The fair value of stock warrants issued to non-employees is being accounted for using SFAS No. 123. Related compensation expense is charged to income when incurred.

Segments of business: The Company currently has a single business segment.

Advertising costs: Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2005, and 2004 was $14,793 and $10,605, respectively.

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

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the quarter ending March 31, 2006.


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. The Company will continue using the Black-Scholes option-pricing model, and the impact is expected to be consistent with the pro-forma disclosure amount.

Note 2. Investments

Securities are classified as held-to-maturity and are recorded at cost based on management's intent and ability to hold them to maturity.

To the extent management determines a decline in value in an investment held-to-maturity to be other than temporary, the Company will adjust the carrying value and include such expense in the consolidated statements of income. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Investments at December 31, 2005, consisted of the following:

                                                              2005
                                     -------------------------------------------------------
                                                       Gross         Gross        Estimated
                                     Amortized      Unrealized     Unrealized        Fair
                                        Cost           Gains         Losses         Value
--------------------------------------------------------------------------------------------
United States agency obligations     $3,245,776     $       --     $       --     $3,245,776
Certificates of deposits                200,000             --             --        200,000
                                     -------------------------------------------------------

                                     $3,445,776     $       --     $       --     $3,445,776
                                     =======================================================

The Company had no realized gains or losses on investments in 2005.

All investments mature in 2006.

Note 3. Monitoring Equipment

Monitoring equipment at December 31, 2005, is as follows:


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                       Active          Passive        MEMS 2000        Other           Total
   -------------------------------------------------------------------------------------------------------------
   Monitoring Equipment               1,633,378       2,995,599         964,896         426,123       6,019,996

   Less accumulated depreciation       (644,180)     (2,091,803)       (563,151)       (157,669)     (3,456,803)
   -------------------------------------------------------------------------------------------------------------
   Monitoring Equipment, net        $   989,198     $   903,796     $   401,745     $   268,454     $ 2,563,193
   =============================================================================================================

Because of the high costs associated with maintaining MEMS 2001 home arrest product, the Company began development in April, 2004 of a tracNET24-based replacement home arrest product. This development was completed in the fourth quarter of 2004 and the Company immediately commenced moving customers from the MEMS 2001 to the tracNET24 platform.

During the year ended December 31, 2004, the Company took an impairment charge of $1,129,627 against its MEMS 2001 monitoring equipment to reflect its obsolescence. At the same time, the Company took an impairment charge of $211,624 against its MEMS 2000 monitoring equipment to reflect the uncertainty of its viability as a profitable offering. These impairment charges have been included in the cost of revenues in the consolidated statement of operations. The Company used the discounted cash flow method for revenues generated by this equipment to determine its fair value. No impairment charges were taken in 2005.

Note 4. Goodwill and Intangibles, Subject to Amortization

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets. Goodwill is not amortized, but is tested for impairment on an annual basis. The Company has determined that there is no impairment of goodwill as of December 31, 2005.

Intangible assets are those that can be separately identified and assigned a value. Intangible assets consist of customer monitoring contracts. The Company is amortizing the intangible assets based on the revenue stream of the existing contracts. Amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and was $126,252 in 2005 and $459,973, including a $302,298 write down of the customer monitoring contracts on the MEMS 2001 and MEMS 2000 equipment to fair value, in 2004. The $302,298 write down was to reflect the uncertainty of customer retention as the Company began replacing the products with the tracNET24-based product.

The composition of goodwill and intangible assets at December 31, 2005, is as follows:


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                                     Intangibles, subject
                                                                          Goodwill      to Amortization
---------------------------------------------------------------------------------------------------------
Gross Carrying Amount                                                    $2,302,179       $  911,522

   Accumulated Amortization, including $302,298 of impairment loss               --         (674,891)
---------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                                             $2,302,179       $  236,631
=========================================================================================================

The estimated aggregate amortization expense of the intangibles is as follows:

  2006                                                                    92,707

  2007                                                                    82,569

  2008                                                                    41,962

  2009                                                                    19,393
--------------------------------------------------------------------------------
Total                                                                   $236,631
================================================================================

Note 5. Pledged Assets, Notes Payable, Long Term Debt, and Subsequent Event

iSt has the following long-term debt at December 31, 2005:

-------------------------------------------------------------------------------------------------------------------------------
Long Term Debt
    A Series of notes with three entities at 4% interest convertible into shares of the Company's common            $   629,232
    stock at $2.30 per share.  These convertible notes mature on May 28, 2006

    Seven separate capital leases with related parties that are carrying interest rates at 9.50% and maturing         1,243,560
    April 2006 to March 2008 (see Note 10)
-------------------------------------------------------------------------------------------------------------------------------
    Total long term debt                                                                                              1,872,792

    Less current maturities                                                                                          (1,326,502)
-------------------------------------------------------------------------------------------------------------------------------
    Total long term debt less current maturities                                                                    $   546,290
===============================================================================================================================

Interest expense to stockholders for the years ended December 31, 2005, and 2004, was approximately $210,860 and $391,000, respectively. Accrued interest to stockholders at December 31, 2005 was $0.

The carrying value of fixed rate notes payable and long-term debt approximates its fair value at December 31, 2005, due to the stockholder guarantees and the relatively short-term nature of the borrowings.

The following is a schedule of aggregate maturities required on long-term debt due in future years as of December 31, 2005:

  2006                                                                $1,326,502

  2007                                                                   508,451

  2008                                                                    37,839
--------------------------------------------------------------------------------
Total                                                                 $1,872,792
================================================================================


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 6. Income Taxes

Net deferred tax asset includes the following components as of December 31, 2005:

                                                                       Total
--------------------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforward                                    $ 22,221,000
Allowance for doubtful accounts                                          59,500
Valuation allowance                                                 (22,280,500)
--------------------------------------------------------------------------------
                                                                   $         --
================================================================================

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended December 31, 2005, and 2004 due to the following:

                                                                      2005            2004
----------------------------------------------------------------------------------------------
  Computed "expected" tax benefit                                 $(1,317,129)    $(3,296,699)

Increase (decrease) in income taxes (benefits) resulting from:

  Benefit from state taxes                                           (232,434)       (581,301)

  Nondeductible expenses                                               52,063              --

  Increase in valuation allowance                                   1,497,500       3,878,000
----------------------------------------------------------------------------------------------
Total provision for income taxes                                  $        --     $        --
==============================================================================================

iSt has net operating losses of approximately $55,553,000 to carryforward for future tax purposes that expire from 2010 to 2025. It is reasonably possible the
Section 382 limitations of Internal Revenue Service regulations may limit the amount of net operating loss carryforward. Due to the uncertainty surrounding the timing of the realization of the benefit from the net operating loss carryforward, iSt has recorded a valuation allowance to offset the deferred tax asset.

Note 7. Common Stock, Stock Options and Warrants

Common Stock

In 2005 and 2004, iSt issued 7,599 and 11,638 shares of common stock, respectively, to nonmanagement directors in lieu of director fees. The number of shares of common stock issued in each case was based on the fair market value of iSt common stock as of the date of the meetings to which such fees related. Expense related to these director's fees totaled $17,000 and $33,333 for the years ended December 31, 2005, and 2004, respectively.

In 2004, iSt issued 33,491 shares of common stock to unrelated third parties for services rendered. These services primarily related to consulting activities. The number of shares of common stock issued in each case was based on the fair market value of iSt common stock on the date of service. Consulting expense related to these services totaled $76,380 for the year ended December 31, 2004. No such consulting fees were paid in common stock in 2005.

Stock Options

As of January 1, 2004, iSt had 914,526 outstanding options. During 2004 the Company granted 563,425 options and 119,762 options were forfeited by the holders. 243,835 options were exercised in 2004 and 347,050 were cancelled and reissued at a lower price. As of January 1, 2005, iSt had 1,114,354 outstanding options. During 2005 the Company granted 54,550 options and 41,392 options were forfeited by the holders. 6,100 options were exercised in 2005. At December 31, 2005, iSt had 1,121,412 outstanding options.


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2001 Omnibus Equity Incentive Plan

In June 2001, the shareholders of iSt approved the 2001 Omnibus Equity Incentive Plan. The 2001 Omnibus Equity Incentive Plan provides for the granting of stock options and other equity incentives for up to 100,000 shares of the Company's Common Stock to the Company's officers, directors, consultants or advisers who provide services to the Company and key employees at an exercise price 85% of the average daily closing price of the Company's common stock for the week prior to when the options were granted. The options are to vest on a monthly basis over a one month to a 36-month period of time from the date of grant. As of January 1 of each year, commencing with the year 2002, the aggregate number of options that may be awarded under the Plan is automatically increased by a number equal to the lesser of 1% of the total number of Common Shares then outstanding or 20,000. During the years ended 2005 and 2004, grants for 19,550 and 73,175 shares of Common Stock have been made, respectively. Options exercised under the Plan during the years ended December 31, 2005, and 2004, were none and 2,635, respectively. Options forfeited for the same time periods were 41,392 and 54,970, respectively. As of December 31, 2005, 68,678 shares of Common Stock remain available for new option grants under this plan.

Non-Plan Stock Options

In February 2004, iSt granted options to purchase in the aggregate of 125,000 shares of common stock to the President of iSt at an exercise price 85% of the daily closing price of the common stock on the date when the options were granted. These options vest on a monthly basis over a twelve month period of time which began February 9, 2004. At December 31, 2005, 125,000 of these options were fully vested.

In February 2004, iSt granted options to purchase in the aggregate of 10,000 shares of common stock to the Senior Vice President Corporate Development and General Counsel at an exercise price 85% of the average daily closing price of the common stock on the date when the options were granted. 6,667 of these options were forfeited in 2004. The remaining 3,334 options were fully vested at December 31, 2005.

In March 2004, iSt granted options to purchase in the aggregate of 20,250 shares of common stock to the President of Tracking Systems Corporation at an exercise price of 85% of the average daily closing price of the common stock on the date when the options were granted. The options are fully vested at December 31, 2005.

In April 2004, iSt granted options to purchase 20,000 shares of common stock to each of the Chief Financial Officer, Senior Vice President of Product and Project Development and Senior Vice President of Technology at an exercise price 85% of the daily closing price of the common stock on the date when the options were granted. The options vest on a monthly basis over a two year period of time which began April 30, 2004. In all, 50,000 of these options had vested as of December 31, 2005.

In December 2004, iSt granted options to purchase in the aggregate of 125,000 shares of common stock to the President of iSt at an exercise price of $2.30. These options were issued as a performance bonus by the Board of Directors and were fully vested at December 31, 2005. The options expire five years from the date of grant.

In December 2004, iSt granted options to purchase 50,000 shares of common stock each to the Chief Financial Officer, Senior Vice President of Product and Project Development and Senior Vice President of Technology at an exercise price of $2.30. These options were issued as a performance bonus by the Board of Directors. They were fully vested at December 31, 2005, and expire five years from the date of grant.

In January 2005, iSt granted options to purchase in the aggregate of 15,000 shares of common stock to the Director of Software Engineering at an exercise price 85% of the daily closing price of common stock on the date when the options were granted. These options were issued as a performance bonus by the Board of Directors. The options vest on a monthly basis over a two year period of time which began January 3, 2005. In all, 6,875 of these options had vested as of December 31, 2005.


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

In August 2005, iSt granted options to purchase in the aggregate of 20,000 shares of common stock to the Vice President of Sales at an exercise price 85% of the daily closing price of common stock on the date when the options were granted. The options vest on a monthly basis over a two year period of time which began August 1, 2005. In all, 3,333 of these options had vested as of December 31, 2005.

In 2004, 58,125 stock options that had previously been issued to the Senior Vice President Corporate Development and General Counsel, the Senior Vice President of Sales and the President of Tracking Systems, were forfeited.

In 2004, 241,200 stock options that had previously been issued to a former employee were exercised.

In 2005, 6,100 stock options that had previously been issued to a former employee were exercised.

Stock option expense of $13,680 and $534,336 has been recorded for the years ended December 31, 2005, and 2004, respectively for options issued.

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

A board resolution was issued on December 3, 2004, declaring that the exercise price for options granted up to December 1, 2004 to employees and directors under the 2001 Omnibus Equity Incentive Plan and options granted pursuant or in reference to Executive Employment Agreements between the Corporation and the President, Chief Financial Officer, Senior Vice President of Product and Project Development and Senior Vice President of Technology be reset to the lower of the existing exercise price or an exercise price being $2.30 per share. In addition, during 2004, options previously issued to a former executive were repriced. Compensation expense related to the repricing of stock options was $(34,008) and $353,124 for 2005 and 2004, respectively and is included in the respective total stock option expense of $13,680 and $534,336 for the years ended December 31, 2005 and 2004.

A summary of options issued to employees during the years ended December 31, 2005, and 2004, is as follows:


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                                For the Year Ended                For the Year Ended
                                                                                  December 31,2005                  December 31,2004
                                                                    ------------------------------   -------------------------------
                                                                                  Weighted Average                  Weighted Average
Options                                                              Shares        Exercise Price      Shares        Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                    1,114,354        $     2.70        914,526        $     3.90

Granted                                                                54,550              1.88        563,425              2.40

Repriced                                                                   --                --        347,050              2.30

Exercised                                                              (6,100)             2.82       (243,835)             1.60

Cancelled                                                                  --                --       (347,050)             7.00

Forfeited                                                             (41,392)             2.79       (119,762)             4.30
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                          1,121,412        $     2.62      1,114,354        $     2.70
====================================================================================================================================
Exercisable at end of year                                          1,073,764        $     2.65      1,031,450        $     2.70
====================================================================================================================================

====================================================================================================================================
Weighted-average fair value for options granted during the year                      $     1.62                       $     2.40
====================================================================================================================================

Additional information regarding options outstanding at December 31, 2005, is as follows:

                                                       Options Outstanding                Options Exercisable
                                               -----------------------------------  ------------------------------
                                    Number     Weighted Average   Weighted Average    Number      Weighted Average
Range of Exercise Prices         Outstanding    Remaining Life     Exercise Price   Exercisable    Exercise Price
------------------------------------------------------------------------------------------------------------------
$1.00 to 2.50                       697,702         4 years          $    2.27         650,142       $    2.29

$2.51 to 5.00                       411,710         2 years               3.07         411,622            3.07

$5.01 to 7.50                         3,500        1/4 year               5.99           3,500            5.99

$7.51 to 10.00                        8,500        1/4 year               8.44           8,500            8.44

$10.01 to 15.00                          --                                 --              --              --
------------------------------------------------------------------------------------------------------------------
Totals                            1,121,412                                          1,073,764
==================================================================================================================

Common Stock Warrants

iSt issued 178,587 warrants to purchase common stock to stockholders and non-employees in connection with various services these individuals provided iSt in 2004. No such warrants were issued during 2005. The exercise price of these warrants range from $2.30 to $6.40 per share and all such warrants had terms of three to five years from the date of issuance. iSt accounts for the fair value of the warrants in accordance with SFAS No. 123. The compensation expense related to these warrants was $255,508 for the year ended December 31, 2004. None of these warrants had expired as of December 31, 2005. In addition, 1,000 warrants expired in 2005 in connection with warrants issued prior to 2004 in relation to services rendered.

In 2004, iSt issued 826,087 detachable warrants to purchase common stock in connection with obtaining convertible debt. The exercise price of these warrants range from $2.30 to $3.69 per share and all such warrants had terms of 120 days to five years from the date of issuance. During the years ended December 31, 2005 and December 31, 2004, 76,087 and 86,957 of these warrants, respectively, were exercised and 142,713 and 107,287 of these warrants, respectively, expired. Interest expense in regards to these warrants was charged for $1,900,000 for the year ended December 31, 2004. Fair value of the detachable warrants was calculated by using the Black-Scholes pricing model.


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

In connection with equity financing obtained in 2004, iSt issued 1,082,757 warrants. No such warrants were issued during 2005. The exercise price of these warrants range from $2.30 to $4.80 per share and all such warrants had terms of 120 days to five years from the date of issuance. 201,087 of these warrants had expired as of December 31, 2005. In addition, 97,105 warrants expired in 2005 in connection with warrants issued prior to 2004 in relation to equity financing.

On June 27, 2005, warrants to purchase 3,234,248 shares of common stock were issued by the Company to Mykonos 6420, LP in conjunction with issuance of 1,000,000 shares of preferred stock to Mykonos. These warrants mirror the terms of the Company's outstanding warrants and options as of June 27, 2005, including amounts and exercise prices ranging from $2.30 to $16.50 per share. The applicable expiration date for these warrants shall be March 1of the year following the calendar year of the expiration date of the mirrored warrants and options.

In addition, 25,200 warrants expired in 2004 in connection with warrants issued prior to 2004 in relation to equity financing and consulting.

The fair value of each warrant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for warrants in 2005 and 2004: dividend rate of 0%; price volatility of 87.00% and 98.76%; risk-free interest rate of 5%; and expected lives of one to four years.

A summary of the status of all the warrants issued at December 31, 2005, and 2004 and changes during the years ended on those dates is as follows:

                                                                              For the Year Ended                 For the Year Ended
                                                                               December 31, 2005                  December 31, 2004
                                                                  ------------------------------     ------------------------------
                                                                                Weighted Average                   Weighted Average
Warrants                                                            Shares       Exercise Price        Shares       Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                  2,288,899        $     3.90          420,912        $     5.60

Granted                                                           3,234,248              3.43        2,087,431              3.50

Exercised                                                           (76,087)             2.30          (86,957)             2.30

Forfeited                                                          (441,905)             3.19         (132,487)             3.90
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                        5,005,155              3.67        2,288,899              3.90
===================================================================================================================================
Exercisable at end of year                                        5,005,155        $     3.67        2,288,899        $     3.90
===================================================================================================================================

===================================================================================================================================
Weighted-average fair value of warrants granted during the year                    $     1.70                         $     1.90
===================================================================================================================================

A further summary about warrants outstanding at December 31, 2005, is as follows:

                              Number Outstanding      Weighted Average        Weighted Average
Range of Exercise Prices        and Exercisable        Remaining Life          Exercise Price
----------------------------------------------------------------------------------------------
$1.00 to 2.50                      1,175,769             4.00 years             $     2.30

$2.51 to 5.00                      3,609,516             3.00 years                   3.95

$5.01 to 7.50                        197,870             1.50 years                   5.81

$7.51 to 16.50                        22,000                 1 year                  13.09
----------------------------------------------------------------------------------------------
Total                              5,005,155
==============================================================================================


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 8. Convertible Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock from time to time with such rights and privileges as the Board of Directors may determine. The Company has issued the following shares of preferred stock:

Series A Convertible Preferred Stock

In 2003, the Company issued 605 shares of its Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred"). The Series A Preferred provided that the holders thereof were entitled to an annual dividend equal to 9.5% of the stated value which can be paid in cash or in additional shares of Series A Preferred. The Company paid dividends payable in Series A Preferred valued at $1,130,496 (including $218,513 for dividends payable as of December 31, 2003) on the Series A Preferred during the year ended December 31, 2004. During the year ended December 31, 2003, the Company paid a dividend payable in Series A Preferred valued at $642,808 and cash dividends of $205,392 on the Series A Preferred. All Series A Preferred was converted into a total of 1,025,597 shares of Common Stock on December 30, 2004, and no additional shares of Series A Preferred will be issued.

Series B Convertible Preferred Stock

During 2002 and 2003, the Company issued a total of 300 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B
Preferred"). The holders of Series B Stock are entitled to receive fixed-rate dividends per annum at the following rates:

      10.0% months 1 - 6

      11.0% months 7-12

      12.0% months 13-24

      13.0% months 25-60

If declared, dividends are payable quarterly and shall be payable in cash or in additional shares of Series B Preferred at the sole discretion of the Board of Directors. If dividends are paid in shares of Series B Preferred, each share shall be valued for this purpose at an amount equal to the original price at which the Series B Preferred was issued. No Series B Preferred dividends were paid in 2005 or 2004. On January 11, 2005, all Series B Preferred was converted into a total of 50,010 shares of Common Stock, and no additional shares of Series B Preferred will be issued.

Series C Exchangeable Preferred Stock

On June 27, 2005, the Company issued 1,000,000 shares of its $0.01 par value Series C 8% Cumulative Compounding Exchangeable Preferred Stock. The Preferred Stock is exchangeable for 4,782,609 shares of Common Stock and warrants to acquire 6,287,045 shares of Common Stock at an exercise price of $2.30 per share.

If after June 27, 2010, the closing price of the common stock exceeds $20.00 per share for at least 120 consecutive trading days, the Company can require the conversion of the Series C Preferred Stock into Common Stock in accordance with the above exchange provisions.

The Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Preferred Stock will equal the per share original issue price ($11 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon). The interest method will be utilized to accrete the carrying amount of the Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date. Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital.


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Upon any liquidation of the Corporation, no distribution shall be made to the holders of shares of Common Stock or other stock ranking junior to the Series C Preferred Stock unless, prior thereto, the holders of shares of Series C Preferred Stock shall have received an amount per share equal to the Per Share Original Issue Price plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, multiplied by a factor of 105%.

Except as otherwise required by law, the holders of shares of Series C Preferred Stock vote together with the holders of shares of the Common Stock of the Corporation on all matters submitted to the stockholders of the Corporation and not as a separate class, and each share of Series C Preferred Stock entitles the holder thereof to 11 votes or the equivalent amount of voting power thereof as determined by the Board of Directors. In addition, until such time that less than 500 shares of Series C stock are outstanding, the Series C holders have the ability to appoint a majority of the Company's directors.

Note 9. Restricted Cash

At December 31, 2004, the Company had $700,000 of cash held in escrow received from certain stockholders. The offsetting liability was included in accrued expenses. This cash was restricted for the use of certain stockholders and had been classified as restricted cash for report purposes. On January 7, 2005, the cash was removed from escrow and returned to the stockholders.

Note 10. Lease Obligations

In 2005, the Company financed the acquisition of approximately $400,000 of monitoring equipment through one sale-leaseback agreement with three shareholders of the Company. The Company recorded a deferred gain on sale-leaseback transaction and is amortizing the gain into income over the life of the related lease.

The Company has a total of seven capital leases which expire from April 2006 to March 2008. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 9.50%. The Company also has one noncancelable operating lease, which expires November 2007 for its facility in Omaha, NE. Monthly rental payments under this lease are $1,616 through April 2005 and $4,839 from April 2005 through October 2005. Monthly rental payments under this lease increase to $9,879 from November 2005 through October 2006 and decline to $6,847 from November 2006 through October 2007. Rent expense is recorded on the straight line basis at $6,652 per month. The Company's pro rata share of operating expenses on the leased premises is $924 per month. Future minimum lease payments, by year and in aggregate, under the capital leases and noncancelable operating lease, with initial terms of one year or more, are due as follows:

The depreciated cost of monitoring equipment under capital leases is as follows:


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                              Capital Leases      Operating
                                                              Related Party         Lease
      --------------------------------------------------------------------------------------
        2006                                                   $   781,971       $   112,484

        2007                                                       535,491            68,470

        2008                                                        38,440                --
      --------------------------------------------------------------------------------------
      Total approximate minimum lease payments                 $ 1,355,901       $   180,954

        Less the amount representing interest                     (112,341)               --
      --------------------------------------------------------------------------------------
      Approximate present value of minimum lease payments      $ 1,243,561       $   180,954
      ======================================================================================

                                                  2005                 2004
--------------------------------------------------------------------------------
Equipment                                      $ 3,166,721          $ 4,148,817

Less accumulated depreciation                   (2,444,680)          (2,602,351)
--------------------------------------------------------------------------------
Total                                          $   722,041          $ 1,546,466
================================================================================

Lease payments related to the above operating lease were $55,262 and $3,232 for the years ended December 31, 2005, and 2004, respectively. Total lease payments on all operating leases were $55,262 and $66,758, for the years ended December 31, 2005, and 2004, respectively.

Note 11. Common and Preferred Shares Issued for Cash

A summary of common and preferred stock issued for cash is as follows:

      For the Year Ended                     Common                          Preferred C
      December 31, 2004          Per Share             Total          Per Share          Total
      --------------------------------------------------------------------------------------------
      Gross Proceeds           $1.27 - $3.90       $ 4,075,420       $        --      $        --

        Offering costs                                 (10,000)                                --
      --------------------------------------------------------------------------------------------
      Net proceeds                                 $ 4,065,420                        $        --
      ============================================================================================

      For the Year Ended                     Common                         Preferred C*
      December 31, 2005          Per Share             Total          Per Share          Total
      --------------------------------------------------------------------------------------------
      Gross Proceeds           $2.30 - $2.815      $   192,175       $     11.00      $11,000,000

        Offering costs                                      --                           (421,314)
      --------------------------------------------------------------------------------------------
      Net proceeds                                 $   192,175                        $10,578,686
      ============================================================================================

      * Of the $11,000,000 of proceeds, $1,543,396 was allocated to warrants that were issued with the preferred shares.

Note 12. Concentrations

The  Company   maintains  cash  in  excess  of  the  Federal  Deposit  Insurance
Corporation limit of $100,000. The Company has not experienced such losses in these accounts.


--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 13. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

Investments: The carrying amount approximates fair value due to the short maturity dates of the investments.

Accounts receivable: The carrying amount approximates fair value.

Long-term debt: Based on the borrowing rates available to the Company for bank loans with similar terms and maturities, the carrying value approximates fair value due to the short maturity dates.

Accounts payable and accrued expenses: The carrying amount approximates fair value.

Redeemable convertible Series C preferred stock: Based on the issuance during 2005, the carrying amount approximates fair value.

Note 14. Legal Proceedings

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


--------------------------------------------------------------------------------
                                     F - 21