Form 10QSB
period 2006-03-31
ISECURETRAC CORP
filed 2006-05-10
CIK 1088120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549-1004


                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR


     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                 YES [X] NO [_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]
      The number of shares of issuer's common stock outstanding as of May 5, 2006, was 10,770,691.

Transitional Small Business Disclosure Form (Check One): YES [_] NO [X]

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       ISECURETRAC CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                      (Unaudited)
                                                                    March 31, 2006  December 31, 2005
-----------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash and cash equivalents                                       $      142,612   $      742,626
     Investments                                                          2,839,025        3,445,776
     Accounts receivable, net of allowance for doubtful accounts
       of $248,195 in 2006 and $175,000 in 2005                           1,593,094        1,618,473
     Investment interest receivable                                           2,764            3,555
     Inventories                                                            142,514          122,739
     Prepaid expenses and other                                             128,974           83,360
-----------------------------------------------------------------------------------------------------
        Total current assets                                              4,848,983        6,016,529
-----------------------------------------------------------------------------------------------------
Equipment, net of accumulated depreciation of $279,062
     in 2006 and $258,105 in 2005                                           263,184          220,231
Leasehold Improvements, net of accumulated depreciation of $3,998
     in 2006 and $2,537 in 2005                                              56,072           18,950
Monitoring Equipment, net of accumulated depreciation of $3,817,024
     in 2006 and $3,456,803 in 2005                                       2,545,469        2,563,193
Intangibles, net of accumulated amortization of $698,068
     in 2006 and $674,891 in 2005                                           213,454          236,631
Goodwill                                                                  2,302,179        2,302,179
Other assets                                                                 88,362          118,260
-----------------------------------------------------------------------------------------------------

        Total assets                                                 $   10,317,703   $   11,475,973
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
     Current maturities of long-term debt                            $    1,241,348   $    1,326,502
     Accounts payable and accrued expenses                                  757,306          539,343
     Deferred gain on sale-leaseback transaction                            335,519          435,840
     Accrued interest payable                                                 4,305           12,738
-----------------------------------------------------------------------------------------------------
        Total current liabilities                                         2,338,478        2,314,423
-----------------------------------------------------------------------------------------------------

Long-term debt, less current maturities                                     210,381          546,290
-----------------------------------------------------------------------------------------------------
Redeemable convertible Series C preferred stock                           9,850,514        9,584,398
-----------------------------------------------------------------------------------------------------

Stockholders'  (Deficit)
     Common stock                                                            10,769           10,685
     Additional paid-in capital                                          54,850,199       54,551,133
     Accumulated deficit                                                (56,942,638)     (55,530,956)
-----------------------------------------------------------------------------------------------------
        Total stockholders' (deficit)                                    (2,081,670)        (969,138)
-----------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' (deficit)                $   10,317,703   $   11,475,973
=====================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                       ISECURETRAC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                    2006           2005
--------------------------------------------------------------------------------------------
REVENUES:
         Equipment sales                                      $       7,989   $       9,610
         Equipment leasing & hosting                              1,653,472         988,744
         Gain on sale-leaseback transactions - related party        100,321         181,884
         Service                                                     42,712          20,484
--------------------------------------------------------------------------------------------
            Total revenues                                        1,804,494       1,200,722
--------------------------------------------------------------------------------------------

OPERATING EXPENSES:
         Cost of revenues                                           696,134         670,805
         Research and development                                   307,240         176,765
         Sales, general and administrative                        1,970,624       1,196,867
--------------------------------------------------------------------------------------------
            Total operating expenses                              2,973,998       2,044,437
--------------------------------------------------------------------------------------------
         Operating loss                                          (1,169,504)       (843,715)
--------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
         Interest income                                             36,621               5
         Interest expense                                           (61,812)       (225,732)
         Other, net                                                      --          31,837
--------------------------------------------------------------------------------------------
         Total other income (expense)                               (25,191)       (193,890)
--------------------------------------------------------------------------------------------
         Loss before provision for income taxes                  (1,194,695)     (1,037,605)
         Provision for income taxes                                      --              --
--------------------------------------------------------------------------------------------

NET LOSS                                                      $  (1,194,695)  $  (1,037,605)
============================================================================================
Preferred stock dividends and accretion                            (266,116)             --
--------------------------------------------------------------------------------------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                     $  (1,460,811)  $  (1,037,605)
============================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE                       $       (0.14)  $       (0.12)
============================================================================================
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING              10,698,688       9,015,649
============================================================================================


See Notes to Condensed Consolidated Financial Statements.

                       ISECURETRAC CORP. AND SUBSIDIARIES
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
                    For the Three Months Ended March 31, 2006

                                                                                   ADDITIONAL
                                                              COMMON STOCK          PAID -IN       ACCUMULATED
                                                          SHARES        AMOUNT       CAPITAL         DEFICIT          TOTAL
===============================================================================================================================
Balance, December 31, 2005                              10,684,529  $     10,685  $ 54,551,133   $  (55,530,956)  $   (969,138)
    Shares issued upon conversion of notes                  83,958            83       189,337               --        189,420
    Shares issued for director's fees                          996             1         1,999               --          2,000
    Compensation related to stock options issued                --            --       156,859               --        156,859
    Series C preferred stock dividends                          --            --            --         (216,987)      (216,987)
    Accretion to redemption value of preferred stock            --            --       (49,129)              --        (49,129)
    Net loss                                                    --            --            --       (1,194,695)    (1,194,695)
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2006                                 10,769,483  $     10,769  $ 54,850,199   $  (56,942,638)  $ (2,081,670)
===============================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                       ISECURETRAC CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three
                      Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                       2006            2005
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                                                      $ (1,194,695)  $ (1,037,605)
        Depreciation and amortization                                                   405,816        526,934
        Expenses paid by issuance of stock, warrants, and options in lieu of cash       158,859             --
        Accretion of investment discount                                                (30,879)            --
        Gain on sale - leaseback transactions                                          (100,321)      (181,884)
        Increase (decrease) in accounts payable and accrued expenses                    217,963       (836,602)
        Decrease in restricted cash                                                          --        700,000
        Other                                                                           (47,652)       160,037
---------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                  (590,909)      (669,120)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of leasehold improvements and equipment                                 (102,493)            --
     Purchases of monitoring equipment                                                 (342,497)      (285,362)
     Proceeds from maturity of investments                                            6,350,000             --
     Purchase of investments                                                         (5,712,370)            --
     Decrease (increase) in other assets                                                 29,898        (41,940)
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     222,538       (327,302)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal proceeds from notes                                                           --      1,000,000
     Principal payments on notes                                                             --       (215,654)
     Principal proceeds from long-term debt                                                  --        400,000
     Principal payments on long-term debt                                              (231,643)      (243,496)
     Proceeds from the exercise of options and warrants                                      --        192,175
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (231,643)     1,133,025
---------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                                            (600,014)       136,603
CASH AT BEGINNING OF PERIOD                                                             742,626         44,997
---------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                              $    142,612   $    181,600
===============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR
     Interest                                                                            70,245        214,437

See Notes to Condensed Consolidated Financial Statements.

                        ISECURETRAC CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  GENERAL

The consolidated balance sheet of iSECUREtrac Corp ("Company", or "iSt") at December 31, 2005, has been taken from audited consolidated financial statements at that date. The consolidated financial statements for the three months ended March 31, 2006, and for the three months ended March 31, 2005, are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations and cash flows for the three months ended March 31, 2006, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006. Where appropriate, items within the consolidated financial statements have been reclassified from the previous periods' presentation.

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. After completing the transaction with Mykonos and the conversion and payment of long-term debt in 2005, the Company believes it has sufficient working capital to meet its liquidity needs for the foreseeable future.

NOTE 2.  COMMON STOCK OPTIONS AND WARRANTS

During the quarter ended March 31, 2006, the Company granted options to purchase 65,175 shares of common stock to sixty-two employees pursuant to the Company's 2001 Omnibus Equity Incentive Plan. The exercise prices were set at the fair market value of iSt's common stock on each respective grant date. In addition, four executives received options to purchase 183,000 shares of common stock that were issued outside the Company's 2001 Omnibus Equity Incentive Plan. The exercise prices for the options granted to the four executives were set at the fair market value of iSt's common stock on each respective grant date. The options granted vest ratably over two years. During the quarter ended March 31, 2006, 17,225 options were forfeited by option holders and no options were exercised.

During the quarter ended March 31, 2006, 47,658 warrants expired and no warrants were exercised by warrant holders.

At March 31, 2006, the Company had 1,352,362 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, 4,957,510 shares issuable upon the exercise of outstanding warrants and 189,775 shares issuable upon the conversion of subordinated convertible notes that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

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

The Company adopted FAS123(R) as of January 1, 2006, using the modified prospective transition method for valuing stock options. Under this method, stock based compensation expense is recognized using the fair-value based accounting method for all employee awards granted, modified, or settled during a period. The effect of the Statement is to require the Company to measure the cost of its employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. The Company is not restating any of the prior period stock based compensation disclosures.

Compensation expense related to the unvested portion of awards outstanding as of January 1, 2006, were based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123. Accordingly, the Company did not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to January 1, 2006. The Company determined the fair value of these awards using the Black-Scholes option pricing model.

As a result of adopting FAS123(R), the Company recorded pretax compensation expense of $156,859 for the three months ended March 31, 2006. The Company has recorded a full valuation allowance therefore no tax benefit is recognized.

At March 31, 2006, the Company had in place one stock-based compensation plan titled the 2001 Omnibus Equity Incentive Plan (the "Plan") that was approved by shareholders in June, 2001. The Plan provides for the granting of stock options and other equity incentives to the Company's officers, employees, directors and consultants who provide services to the Company. The Company also grants stock-based compensation under executive employment agreements.

During the three months ended March 31, 2006, the Company granted 248,175 common stock options to its executives and employees. The following table summarizes the stock options outstanding:

                                                                          WEIGHTED AVERAGE    AGGREGATE
                                                     Weighted Average  Remaining Contractual  Intrinsic
Options                                    Shares     Exercise Price        Life (Years)        Value
-------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005         1,121,412   $           2.62            --                --
Granted                                    248,175               2.01            --                --
Exercised                                       --                 --            --                --
Forfeited                                  (17,225)              6.20            --                --
-------------------------------------------------------------------------------------------------------
Outstanding at March 31, 2006            1,352,362   $           2.46           4.9  $        518,072
=======================================================================================================
Exercisable at March 31, 2006            1,180,436   $           2.53           4.9  $        385,081
-------------------------------------------------------------------------------------------------------

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

The risk-free interest rate was the rate paid by a fixed-rate payer on an interest rate swap with maturity of one year on the date the stock option was issued as selected based on yields from U.S. Treasury zero-coupon issues.

Expected volatilities are based upon looking back at historical stock prices over the two years prior to the stock option award. 12 observations per year are used in the calculation with the 15th of the month stock price. The company does a 2-year look back for the following reasons: (i) 2 years is the option vesting period; (ii) the stock price prior to two years ago is not reflective of Company's expected future stock price; and (iii) the change in stock price prior to two years ago is considered abnormal with respect to the Company's current state.

Prior to adopting FAS123(R), the cancellation of stock options was accounted for based on the actual cancellations during the reporting period. Under FAS123(R), the Company is required to estimate forfeitures. The forfeiture rate is the rate at which options are expected to be forfeited prior to full vesting. For options issued to senior executives, the forfeiture rate is 0%. For all other options, the forfeiture rate is determined based on actual forfeiture rate experience as follows: For each historical year of option issuance, the total options issued for the year is compared to the options forfeited prior to having vested. For option years in which the two year vesting period has not passed, past experience is used to project future forfeitures. The total of pro forma forfeitures is then compared to total options awarded and the resultant percentage is used as the forfeiture rate. The estimated forfeiture rate for non-senior executive option grants is 21%. This rate is recalculated on an annual basis.

The annual rate of quarterly dividends is 0% since iSECUREtrac does not pay dividends on common stock.

                                         THREE MONTHS ENDED        YEAR ENDED
                                           March 31, 2006       December 31, 2005
-----------------------------------------------------------------------------------
Risk free interest rate                                 5.18%                 5.00%
Expected volatility factor                             99.71%               106.62%
Expected option term in years                           3.95                  3.50
Dividends                             $                 0.00  $               0.00
-----------------------------------------------------------------------------------

As of March 31, 2006, there was approximately $218,000 of total unrecognized compensation costs related to nonvested share based compensation agreements granted to the Company's executives and employees.

Stock-based compensation income of $14,801 has been reflected in net loss for the three months ending March 31, 2005. During 2004, the Company reduced the exercise price of certain previously awarded stock options. Prior to 2006, the Company accounted for modifications of previously issued fixed stock option awards under the accounting consequences of modifications to a fixed stock option or award of APB Opinion No. 25 and related interpretations. Accordingly, the options granted prior to 2006 were accounted for as variable from the date of the modification to the date the option was exercised, forfeited, or expired unexercised. However, with the implementation of FAS 123(R), variable accounting for equity awards has been eliminated, and instead a fair value is calculated for our stock options on the date granted.

The following table illustrates the effect on net loss for the three months ending March 31, 2005, as if iSt had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                                          THREE MONTHS ENDED
                                                                            MARCH 31, 2005
----------------------------------------------------------------------------------------------
Net loss, as reported                                                      $       (1,037,605)
Deduct:  Stock-based employee compensation income included in
reported net loss                                                                     (14,801)
Deduct:  Total stock-based employee compensation expense determined under
fair value based method for all awards                                                (42,971)
----------------------------------------------------------------------------------------------
Pro forma net loss                                                                 (1,095,377)
Preferred dividends and accretion                                                          --
----------------------------------------------------------------------------------------------
Pro forma net loss available to common stockholders                        $       (1,095,377)

Basic and diluted loss per share:

     As reported                                                           $            (0.12)
==============================================================================================
     Pro forma                                                             $            (0.12)
==============================================================================================

In determining the pro forma amounts above during 2005, the value of each grant is estimated at the grant date using the fair value method prescribed in SFAS No. 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3.5 years and; expected price volatility of 106.55%.

NOTE 4.  MONITORING EQUIPMENT

Monitoring equipment at March 31, 2006, is as follows:

                                Active GPS     Passive GPS    Breath Alcohol       Other          Total
-----------------------------------------------------------------------------------------------------------
Monitoring Equipment              1,957,445      2,986,007           964,897        454,144      6,362,493
Less accumulated depreciation      (788,313)    (2,237,480)         (600,815)      (190,416)    (3,817,024)
-----------------------------------------------------------------------------------------------------------
Monitoring Equipment, net      $  1,169,132   $    748,527   $       364,082   $    263,728   $  2,545,469
-----------------------------------------------------------------------------------------------------------

No impairment charges were taken in 2005 or the three months ended March 31, 2006.

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


Intangible assets are those that can be separately identified and assigned a value. Intangible assets consist of customer monitoring contracts. The Company is amortizing the intangible assets based on the revenue stream of the existing contracts. Amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and was $23,177 and $31,562 for the three month periods ended March 31, 2006, and March 31, 2005, respectively.

The composition of goodwill and intangible assets at March 31, 2006, is as follows:

                                                                                   INTANGIBLES, SUBJECT
                                                                       Goodwill       to Amortization
-----------------------------------------------------------------------------------------------------------
Gross Carrying Amount                                               $  2,302,179  $                911,522
   Accumulated Amortization, including $302,298 of impairment loss            --                  (698,068)
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 2006                                           $  2,302,179  $                213,454
-----------------------------------------------------------------------------------------------------------

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

The Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Preferred Stock will equal the per share original issue price ($11 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon). The interest method will be utilized to accrete the carrying amount of the Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date. Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital. For the quarter ended March 31, 2006, the accretion amount charged to Additional Paid-In Capital was $49,129, while the Series C Preferred dividend accrual was $216,987.

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

Except as otherwise required by law, the holders of shares of Series C Preferred Stock shall vote together with the holders of shares of the Common Stock of the Corporation on all matters submitted to the stockholders of the Corporation and not as a separate class, and each share of Series C Preferred Stock shall entitle the holder thereof to 11 votes or the equivalent amount of voting power thereof as determined by the Board of Directors. In addition, until such time that less than 500,000 shares of Series C Preferred Stock are outstanding, the Series C Preferred Stockholders have the ability to appoint a majority of directors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

GENERAL

Discussions of certain matters contained in this Quarterly Report on Form 10-QSB may contain statements that plan for or anticipate the future. Forward-looking statements include statements about the future of our products and the industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-QSB, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. Description of Business" contained in iSt's Form 10-KSB filed for the year ended December 31, 2005.

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

RESULTS OF OPERATIONS

EQUIPMENT SALES REVENUE

Equipment Sales Revenue is derived from the sale of offender monitoring equipment. For the three months ended March 31, 2006, equipment sales revenues were $7,989 compared to $9,610 during the same period in 2005. The reason for the decrease is the reduction in units sold during 2006, compared to the same periods of 2005 due to the continual shift in the Company's business model from selling to leasing of monitoring equipment. Revenues from equipment sold in conjunction with a hosting agreement for tracking and monitoring services on tracNet24 are recognized ratably over the initial term of the hosting agreement which is typically for one year. Revenues from equipment sold without a hosting agreement are recognized when goods are received by the customer. Equipment is shipped FOB destination.

EQUIPMENT LEASING AND HOSTING REVENUE

Equipment Leasing and Hosting Revenue is derived from the fees charged to customers for the use of the Company's offender monitoring software including tracNET24, hosting offender data, the rental of offender monitoring equipment, and ancillary charges directly related to the monitoring of offenders. For the three month period ended March 31, 2006, equipment leasing and hosting revenues were $1,653,472 compared to $988,744 for the same period in 2005. This increase is attributable to the increase in the number of units under lease. Leasing, hosting, and service revenues are recognized upon performance of the respective service. Leasing and hosting contracts with customers are typically for twelve months.

GAIN ON SALE-LEASEBACK TRANSACTIONS

The Company finances much of its monitoring equipment through sale-leaseback agreements, primarily with a leasing company owned by an affiliated party. Under these agreements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a gain, and then leases it back from the leasing company. This gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years). The Gain on Sale-leaseback Transactions consists of amortization of this deferred gain. For the three months ended March 31, 2006, the Gain on Sale-leaseback Transactions with related parties was $100,321 compared to $181,884 during the same period in 2005. This decrease is attributable to the maturity of two of the seven capital leases associated with these transactions. As of March 31, 2006 and March 31, 2005, the Company had five and seven capital leases in conjunction with these transactions, respectively.

SERVICE REVENUE

Service Revenue consists of sales of non-core services including server maintenance agreements and monitoring equipment repairs. For the three months ended March 31, 2006, Service Revenue was $42,712 compared to $20,484 for the comparable period of 2005. This increase is attributable to an increase in equipment repairs of deployed monitoring units.

COST OF REVENUES

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. Costs of revenues are recorded as products are delivered or services are performed. A portion of the cost of revenues consists of the amortization of product development costs, which began in March 2002. For the three months ending March 31, 2006, Cost of Revenues was $696,134, compared to $670,805 during the same period in 2005. This increase is primarily due to the increased amortization and cost of supporting additional units in the field.

RESEARCH AND DEVELOPMENT

Research and Development expenses are the direct costs associated with iSt's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for iSt's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $307,240 for the three months ended March 31, 2006, compared to $176,765 for the same period in 2005. This increase in research and development expenses was the result of additional testing and configuration expenses and increased costs related to the development of our next generation product, as well as an increase in research and development staff from nine employees at March 31, 2005, to 12 employees at March 31, 2006.

SALES, GENERAL AND ADMINISTRATIVE

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations of the Company, other than the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, travel, communications, office leases and supplies, marketing, advertising, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three months ended March 31, 2006, SG&A expenses were $1,970,624 compared to $1,196,867 in the comparable period of 2005. The reason for the three month increase was due to the increase in bad debt expense, increased stock based compensation expense and the payroll associated with the hiring of additional non-Research and Development staff from 31 employees at March 31, 2005, to 57 employees at March 31, 2006.

OPERATING LOSS

For the three months ended March 31, 2006, operating loss was $1,169,504, compared to $843,715 for the same period in 2005. The increase is primarily attributable to increases in Research and Development and SG&A expenses as described above.

INTEREST INCOME

For the three months ended March 31, 2006, interest income was $36,621, compared to interest income of $5 in the comparable period of 2005. This increase was due to the investment of the cash received from the sale of Preferred Stock and warrants in June 2005, which was not needed for immediate working capital needs or debt repayment. These funds have been invested in government securities and certificates of deposits with the Company's primary bank.

INTEREST EXPENSE

For the three months ended March 31, 2006, interest expense was $61,812, compared to interest expense of $225,732 in the comparable period of 2005. This decrease was due to a significant reduction in the Company's debt in 2005 pursuant to the Company's recapitalization plan.

NET LOSS

For the three months ended March 31, 2006, the Company had a net loss of $1,194,695, compared to a net loss of $1,037,605 in the comparable period of 2005, for the reasons described above.

PREFERRED STOCK DIVIDENDS AND ACCRETION

For the three months ended March 31, 2006, preferred stock dividends and accretion were $266,116, as compared to none for the comparable period of 2005. This change was due to all Series B Convertible Preferred Stock being converted into common stock in January 2005, with the current preferred dividend amount accrued in regards to the newly created Series C Convertible Preferred Stock.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

For the three months ended March 31, 2006, there was a net loss available to common stockholders of $1,460,811 compared to $1,037,605 in 2005. The reasons for these changes are described above.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2006, the Company used $590,909 of cash in operating activities, generated $222,538 in investing activities, and used $231,643 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the three months ended March 31, 2006 of $600,014. For the same period of 2005, the Company used $669,120 of cash in operating activities, another $327,302 in investing activities, and generated $1,133,025 of cash from financing activities. The total of all cash flow activities in the first quarter of 2005 resulted in an increase in the balance of cash of $136,603.


The Company's principal uses of cash are the payment of operating expenses, the acquisition of monitoring equipment and the financing of its receivables. In general, the Company meets its liquidity needs from its current revenues, from cash and cash equivalents, and through capital leasing arrangements. As of March 31, 2006, the Company had approximately $3.0 million in cash and cash equivalents. To a large degree, these resources were the result of the sale of 1,000,000 shares of Series C preferred stock in June 2005, which resulting in net proceeds to the Company of $10,578,686.

As of March 31, 2006, the Company had five capital lease facilities in place which were used to finance offender monitoring equipment. All five of these capital leases were sale-leaseback transactions with an affiliated party. Under these sale-leaseback arrangements, the Company sells the inventory to a third party leasing company (which is owned by a shareholder of the Company) and then leases the equipment back. All capital leases are treated as financing transactions and carrying interest rates of 9.50%. Maturity dates on these capital leases run from October 2006 to March 2008. As of March 31, 2006, the aggregate balance on these five capital leases totaled $1,015,247.

As of March 31, 2006, the Company had notes payable totaling $436,482 issued to two institutional lenders. These notes carry an interest rate of 4% which is payable semi-annually and mature on May 26, 2006. These notes are convertible into shares of the Company's common stock at $2.30 per share.

Based on the foregoing, the Company believes it has sufficient working capital to meet its liquidity needs for the foreseeable future.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 27, 2006, the Company issued 996 shares of common stock to two directors in partial payment of directors' fees. The shares had a market value on the date of the board meeting of $2,000. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable


ITEM 5.  OTHER INFORMATION.

Not Applicable

ITEM 6.  EXHIBITS

3.01 Amended and Restated Certificate of Incorporation of the Company, as amended (1)

3.02  Restated Bylaws of the Company (2)

3.03  Certificate  of   Designations,   Preferences   and  Rights  of  Series  C
      Convertible Preferred Stock of iSt (3)

4.01  Form of Common Stock Certificate (2)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      (1) Incorporated by reference from the registrant's current report under Form 10-QSB filed on November 9, 2005. (Commission File No. 0-26455).

      (2) Incorporated by reference from the registrant's current report under Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

      (3) Incorporated by reference from the registrant's current report under Form 8-K, filed on June 23, 2005 (Commission File No. 0-26455).


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

                                       Dated:  May 10, 2006