Form 10QSB
period 2006-06-30
ISECURETRAC CORP
filed 2006-08-11
CIK 1088120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   Form 10-QSB

                                   (Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

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

      The number of shares of issuer's common stock outstanding as of August 4, 2006, was 10,771,391.

Transitional Small Business Disclosure Form (Check One): YES |_| NO |X|

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       iSECUREtrac Corp. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                             (Unaudited)
                                            June 30, 2006   December 31, 2005
                                            -------------   -----------------
ASSETS
Current Assets
  Cash and cash equivalents                 $    851,213      $    742,626
  Investments                                    748,960         3,445,776
  Accounts receivable, net of allowance
    for doubtful accounts of $171,382
    in 2006 and $175,000 in 2005               1,894,649         1,618,473
  Investment interest receivable                   3,699             3,555
  Inventories                                    319,238           122,739
  Prepaid expenses and other                     200,589            83,360
                                            ------------      ------------
      Total current assets                     4,018,348         6,016,529
                                            ------------      ------------
Equipment, net of accumulated
  depreciation of $300,739
  in 2006 and $258,105 in 2005                   248,033           220,231
Leasehold Improvements, net of
  accumulated depreciation of $5,765
  in 2006 and $2,537 in 2005                      54,305            18,950
Monitoring Equipment, net of
  accumulated depreciation of $4,170,358
  in 2006 and $3,456,803 in 2005               2,640,483         2,563,193
Intangibles, net of accumulated
  amortization of $721,244
  in 2006 and $674,891 in 2005                   190,278           236,631
Goodwill                                       2,302,179         2,302,179
Other assets                                     107,728           118,260
                                            ------------      ------------
      Total assets                          $  9,561,354      $ 11,475,973
                                            ============      ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
  Current maturities of long-term debt      $    743,284      $  1,326,502
  Accounts payable and accrued expenses          758,944           539,343
  Deferred revenues & gain on
    sale-leaseback transaction                   582,450           435,840
  Accrued interest payable                            --            12,738
                                            ------------      ------------
      Total current liabilities                2,084,678         2,314,423
                                            ------------      ------------
Long-term debt, less current maturities          576,452           546,290
                                            ------------      ------------
Redeemable convertible Series C
  preferred stock                             10,119,041         9,584,398
                                            ------------      ------------
Stockholders' (Deficit)
  Common stock                                    10,771            10,685
  Additional paid-in capital                  54,855,635        54,551,133
  Accumulated deficit                        (58,085,223)      (55,530,956)
                                            ------------      ------------
      Total stockholders' (deficit)           (3,218,817)         (969,138)
                                            ------------      ------------
      Total liabilities and stockholders'
        (deficit)                           $  9,561,354      $ 11,475,973
                                            ============      ============

See Notes to Condensed Consolidated Financial Statements.

                       iSECUREtrac Corp. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended            Six Months Ended
                                                                  June 30                     June 30
                                                        --------------------------   -------------------------
                                                            2006           2005          2006          2005
                                                        ------------   -----------   -----------   -----------
Revenues:
  Equipment sales                                       $   280,066    $    10,876   $   288,055   $    20,486
  Equipment leasing & hosting                             1,849,992      1,034,315     3,503,464     2,023,059
  Gain on sale-leaseback transactions - related party        83,378        195,058       183,699       376,942
  Service                                                    31,014         20,035        73,726        40,519
                                                        -----------    -----------   -----------   -----------
    Total revenues                                        2,244,450      1,260,284     4,048,944     2,461,006
                                                        -----------    -----------   -----------   -----------
Operating expenses:
  Cost of revenues                                          893,540        663,202     1,589,674     1,334,007
  Research and development                                  353,772        234,721       661,012       411,486
  Sales, general and administrative                       1,904,403      1,115,892     3,875,027     2,312,759
                                                        -----------    -----------   -----------   -----------
    Total operating expenses                              3,151,715      2,013,815     6,125,713     4,058,252
                                                        -----------    -----------   -----------   -----------
  Operating loss                                           (907,265)      (753,531)   (2,076,769)   (1,597,246)
                                                        -----------    -----------   -----------   -----------
Other income (expense):
  Interest income                                            26,180          1,961        62,801         1,966
  Interest expense                                          (42,102)      (241,675)     (103,914)     (467,407)
  Other, net                                                     --             --            --        31,837
                                                        -----------    -----------   -----------   -----------
  Total other income (expense)                              (15,922)      (239,714)      (41,113)     (433,604)
                                                        -----------    -----------   -----------   -----------
  Loss before provision for income taxes                   (923,187)      (993,245)   (2,117,882)   (2,030,850)
  Provision for income taxes                                     --             --            --            --
                                                        -----------    -----------   -----------   -----------
Net loss                                                $  (923,187)   $  (993,245)  $(2,117,882)  $(2,030,850)
                                                        ===========    ===========   ===========   ===========
Preferred stock dividends and accretion                    (268,528)        (7,233)     (534,644)       (7,233)
                                                        -----------    -----------   -----------   -----------
Net loss available to common stockholders               $(1,191,715)   $(1,000,478)  $(2,652,526)  $(2,038,083)
                                                        ===========    ===========   ===========   ===========
Basic and diluted loss per common share                 $     (0.11)   $     (0.11)  $     (0.25)  $     (0.22)
                                                        ===========    ===========   ===========   ===========
Weighted average shares of common stock outstanding      10,770,437      9,316,914    10,734,563     9,166,281
                                                        ===========    ===========   ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                       iSECUREtrac Corp. AND SUBSIDIARIES
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
                     For the Six Months Ended June 30, 2006

                                                         Common Stock        Additional
                                                     --------------------     Paid -in     Accumulated
                                                       Shares      Amount     Capital        Deficit        Total
                                                     ----------   -------   -----------   ------------   -----------
Balance, December 31, 2005                           10,684,529   $10,685   $54,551,133   $(55,530,956)  $  (969,138)
  Shares issued upon conversion of notes                 83,958        83       189,337             --       189,420
  Shares issued upon exercise of options                  1,208         1         2,777             --         2,778
  Shares issued for director's fees                       1,696         2         3,998             --         4,000
  Compensation related to stock options issued               --        --       206,649             --       206,649
  Series C preferred stock dividends                         --        --            --       (436,385)     (436,385)
  Accretion to redemption value of preferred stock           --        --       (98,259)            --       (98,259)
  Net loss                                                   --        --            --     (2,117,882)   (2,117,882)
                                                     ----------   -------   -----------   ------------   -----------
Balance, June 30, 2006                               10,771,391   $10,771   $54,855,635   $(58,085,223)  $(3,218,817)
                                                     ==========   =======   ===========   ============   ===========

See Notes to Condensed Consolidated Financial Statements.

                       iSECUREtrac CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                           2006          2005
                                                       -----------   ------------
Cash Flows From Operating Activities
  Net loss                                             $(2,117,882)  $ (2,030,850)
    Depreciation and amortization                          805,770        958,466
    Expenses paid by issuance of stock, warrants,
      and options in lieu of cash                          210,649         14,302
    Accretion of investment discount                        (6,370)            --
    Gain on sale - leaseback transactions                 (183,699)      (139,802)
    Increase in deferred income                            330,309             --
    (Increase) in accounts receivable                     (276,176)       (55,311)
    (Increase) decrease in inventories                    (196,499)        78,399
    Increase (decrease) in accounts payable and
      accrued expenses                                     219,601     (1,322,257)
    Decrease in restricted cash                                 --        700,000
    Other                                                 (130,112)      (139,067)
                                                       -----------   ------------
Net cash used in operating activities                   (1,344,409)    (1,936,120)
                                                       -----------   ------------
Cash Flows From Investing Activities
  Purchases of leasehold improvements and equipment       (109,019)            --
  Purchases of monitoring equipment                       (790,845)      (625,283)
  Proceeds from maturity of investments                  6,350,000             --
  Purchase of investments                               (3,646,814)            --
  Decrease in other assets                                  10,532         56,045
                                                       -----------   ------------
Net cash provided by (used in) investing activities      1,813,854       (569,238)
                                                       -----------   ------------
Cash Flows From Financing Activities
  Principal proceeds from notes                                 --      1,700,000
  Principal payments on notes                                   --     (1,915,654)
  Principal proceeds from long-term debt                   500,000        400,000
  Principal payments on long-term debt                    (863,636)      (971,982)
  Proceeds from the exercise of options and warrants         2,778        192,175
  Proceeds from issuance of Series C preferred
    stock, net of offering costs                                --     10,578,686
                                                       -----------   ------------
Net cash provided by (used in) financing activities       (360,858)     9,983,225
                                                       -----------   ------------
Increase in cash                                           108,587      7,477,867
Cash at beginning of period                                742,626         44,997
                                                       -----------   ------------
Cash at end of period                                  $   851,213   $  7,522,864
                                                       ===========   ============
Supplemental Disclosure of Cash Payments for
  Interest                                                 116,652        595,612

See Notes to Condensed Consolidated Financial Statements.

                        iSECUREtrac CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. General

The consolidated balance sheet of iSECUREtrac Corp ("Company", or "iSt") at December 31, 2005, has been taken from audited consolidated financial statements at that date. The consolidated financial statements for the three and six months ended June 30, 2006, and for the three and six months ended June 30, 2005, are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations and cash flows for the three and six months ended June 30, 2006, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006. Where appropriate, items within the consolidated financial statements have been reclassified from the previous periods' presentation.

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company believes that its current working capital, combined with the line of credit described in Note 7, are sufficient to meet its liquidity needs through the first quarter of 2007. The Company further believes that it has access to capital, if necessary, that would satisfy liquidity needs beyond the first quarter of 2007.

Note 2. Common Stock Options and Warrants

For the three and six month periods ended June 30, 2006, the Company granted options to purchase a total of 6,000 and 71,175 shares of common stock to seven and sixty-nine employees, respectively, pursuant to the Company's 2001 Omnibus Equity Incentive Plan (the "2001 Plan"). In addition, during the three and six month periods ended June 30, 2006, 0 and 183,000 shares of common stock, respectively, were issued outside the Company's 2001 Omnibus Equity Incentive Plan. The exercise prices for these options were set at the fair market value of iSt's common stock on each respective grant date. The options vest ratably over two years. For the three and six month periods ended June 30, 2006, 17,225 and 24,956 options were forfeited, respectively, by option holders and 0 and 1,208 options were exercised, respectively. As of May 31, 2006, the 2001 Plan expired. No further option grants may be issued in conjunction with the 2001 Plan.

On May 4, 2006, the stockholders of iSt voted in favor of the proposal at the Company's annual meeting to approve the newly created 2006 Omnibus Equity Incentive Plan (the "2006 Plan"). The 2006 Plan went into effect on May 31, 2006. During the quarter ended June 30, 2006, the Company granted options to purchase a total of 36,000 shares of common stock to three employees and two board members pursuant to the 2006 Plan. The exercise prices for these options were set at the fair market value of iSt's common stock on each respective grant date. The options granted to the three employees vest ratably over two years. The options granted to the two board members do not vest until May 31, 2007, at which time they will be fully vested. During the quarter ended June 30, 2006, with respect to the 2006 Plan, no options were forfeited by option holders and no options were exercised.

For the three and six month periods ended June 30, 2006, 47,658 and 53,908 warrants expired, respectively, and no warrants were granted or exercised by warrant holders. As of June 30, 2006, there were 11,238,305 outstanding warrants.

At June 30, 2006, the Company had 1,385,423 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 4,951,260 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

See Note 3 for additional information regarding stock options granted as stock-based compensation.

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

Compensation expense related to the unvested portion of awards outstanding as of January 1, 2006, were based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123. Accordingly, the Company did not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to January 1, 2006. The Company determined the fair value of these awards using the Black-Scholes option pricing model.

As a result of adopting FAS123(R), the Company recorded compensation expense of $49,790 and $206,649 for the three and six months ended June 30, 2006, respectively.

As of May 31, 2006, the Company's 2001 Omnibus Equity Incentive Plan (the "2001 Plan"), that was approved by shareholders in June, 2001, expired. The 2001 Plan provided for the granting of stock options and other equity incentives to the Company's officers, employees, directors and consultants who provided services to the Company. At June 30, 2006, there were 172,363 outstanding options in conjunction with the 2001 Plan. No further options may be issued under this plan.

On May 4, 2006, at the Company's annual meeting of shareholders, the stockholders approved the adoption of the Company's newly created 2006 Omnibus Equity Incentive Plan (the "2006 Plan"). The 2006 Plan became effective on May 31, 2006. The 2006 Plan provides for the granting of stock options and other equity incentives to the Company's officers, employees, directors and consultants who provide services to the Company. The 2006 Plan has a term of ten years unless terminated by the board of directors. Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant. Vesting schedules and expiration dates for the grants issued under this plan are specified at the time of grant. At June 30, 2006, there were 36,000 outstanding options in conjunction with the 2006 Plan.

Prior to the adoption of the 2006 Plan, the Company also granted stock-based compensation under executive employment agreements.

During the six months ended June 30, 2006, the Company granted 290,175 common stock options to its executives and employees. The following table summarizes the stock options outstanding:

                                                            Weighted
                                               Weighted      Average
                                                Average     Remaining    Aggregate
                                               Exercise    Contractual   Intrinsic
Options                              Shares      Price    Life (Years)     Value
-------                            ---------   --------   ------------   ---------
Outstanding at December 31, 2005   1,121,412     $2.62
Granted                              290,175      2.02
Exercised                             (1,208)     2.30
Forfeited                            (24,956)     4.90
                                   ---------     -----        ----        --------
Outstanding at June 30, 2006       1,385,423     $2.47        4.81        $279,853
                                   =========     =====        ====        ========
Exercisable at June 30, 2006       1,216,779     $2.52        4.69        $210,499
                                   ---------     -----        ----        --------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

The risk-free interest rate is determined on the date the grant is issued. This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of ten years.

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

Prior to adopting FAS123(R), the cancellation of stock options was accounted for based on the actual cancellations during the reporting period. Under FAS123(R), the Company is required to estimate forfeitures. The forfeiture rate is the rate at which options are expected to be forfeited prior to full vesting. For options issued to senior executives, the Company uses an assumed forfeiture rate of 0%. For all other options, the forfeiture rate is determined based on actual forfeiture rate experience as follows: For each historical year of option issuance, the total options issued for the year is compared to the options forfeited prior to having vested. For option years in which the two year vesting period has not passed, past experience is used to project future forfeitures. The total of pro forma forfeitures is then compared to total options awarded and the resultant percentage is used as the forfeiture rate. The estimated forfeiture rate for non-senior executive option grants is 21%. This rate is recalculated on an annual basis.

The annual rate of quarterly dividends is 0% since iSECUREtrac does not pay dividends on common stock.

                                Six Months Ended       Year Ended
                                  June 30, 2006    December 31, 2005
                                ----------------   -----------------
Risk free interest rate                5.22%               5.00%
Expected volatility factor            97.79%             106.62%
Expected option term in years          3.91                3.50
Dividends                            $ 0.00             $  0.00

As of June 30, 2006, there was approximately $243,000 of total unrecognized compensation costs related to non-vested share based compensation agreements granted to the Company's executives and employees.

Stock-based compensation of $15,103 and $302 has been reflected in net loss for the three and six months ending June 30, 2005. Prior to 2006, the Company accounted for modifications of previously issued fixed stock option awards under the accounting consequences of modifications to a fixed stock option or award of APB Opinion No. 25 and related interpretations. Accordingly, the options granted prior to 2006 were accounted for as variable from the date of the modification to the date the option was exercised, forfeited, or expired unexercised. However, with the implementation of FAS 123(R), variable accounting for equity awards has been eliminated, and instead a fair value is calculated for our stock options on the date granted.

The following table illustrates the effect on net loss for the three and six months ending June 30, 2005, as if iSt had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                           Three Months Ended   Six Months Ended
                                              June 30, 2005       June 30, 2005
                                           ------------------   ----------------
Net loss, as reported                          $(993,245)         $(2,030,850)
Add: Stock-based employee compensation
  expense included in reported net loss           15,103                  302
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards          (1,730)             (44,701)
                                               ---------          -----------
Pro forma net loss                              (979,872)          (2,075,249)
Preferred dividends and accretion                 (7,233)              (7,233)
                                               ---------          -----------
Pro forma net loss available to common
  stockholders                                 $(987,105)         $(2,082,482)
Basic and diluted loss per share:
  As reported                                  $   (0.11)         $     (0.22)
                                               ---------          -----------
  Pro forma                                    $   (0.11)         $     (0.23)
                                               ---------          -----------

In determining the pro forma amounts above during 2005, the value of each grant is estimated at the grant date using the fair value method prescribed in SFAS No. 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3.5 years and; expected price volatility of 106.94%.

Note 4. Monitoring Equipment

Monitoring equipment at June 30, 2006, is as follows:

                                                             Breath
                                Active GPS   Passive GPS    Alcohol      Other        Total
                                ----------   -----------   ---------   ---------   -----------
Monitoring Equipment            $1,848,832   $ 3,532,835   $ 964,896   $ 464,278   $ 6,810,841
Less accumulated depreciation     (889,996)   (2,417,831)   (638,478)   (224,053)   (4,170,358)
                                ----------   -----------   ---------   ---------   -----------
Monitoring Equipment, net       $  958,836   $ 1,115,004   $ 326,418   $ 240,225   $ 2,640,483
                                ==========   ===========   =========   =========   ===========

No impairment charges were taken in 2005 or the six months ended June 30, 2006.

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

The Company also records those other intangible assets that can be separately identified and assigned a value. At June 30, 2006, all intangible assets consist of customer monitoring contracts. The Company is amortizing the intangible assets based on the revenue stream of the existing monitoring contracts. Amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and was $46,353 and $63,125 for the six month periods ended June 30, 2006, and June 30, 2005, respectively. Included in the accumulated amortization is $302,298 of impairment losses taken in 2004 reflecting the uncertainty of customer retention as the Company began replacing their products with their tracNET24-based products.

The composition of goodwill and intangible assets at June 30, 2006, is as follows:

                                                     Intangibles,
                                                      subject to
                                         Goodwill    Amortization
                                        ----------   ------------
Gross Carrying Amount                   $2,302,179    $ 911,522
  Accumulated Amortization, including
    $302,298 of impairment loss                 --     (721,244)
                                        ----------    ---------
Balance at June 30, 2006                $2,302,179    $ 190,278
                                        ==========    =========

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

The Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Preferred Stock will equal the per share original issue price ($11 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon). The interest method will be utilized to accrete the carrying amount of the Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date. Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital. For the six months ended June 30, 2006, the accretion amount charged to Additional Paid-In Capital was $98,259, while the Series C Preferred dividend accrual was $436,385.

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

Note 7. Lease Obligations

During the quarter ended June 30, 2006, the Company financed the acquisition of approximately $500,000 of monitoring equipment through two $250,000 sale-leaseback agreements with an entity owned by three shareholders of the Company. The $500,000 was part of a $2.25 million asset-based credit facility from the related party for the purchase of its monitoring equipment. The advances against this line are secured by the Company's revenue generating monitoring equipment.

The Company has a total of seven capital leases which expire from October 2006 to June 2009. All seven of these capital leases are with related parties. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 9.50% to 12.00%. As of June 30, 2006, the aggregate balance on these seven capital leases totaled $1,319,736.

Note 8. Related Party Transactions

During the quarter ended June 30, 2006, the Company incurred $37,500 in consulting fees due to Peter Michel, a related party. Mr. Michel is a beneficial owner in iSECUREtrac Corp. and was appointed President and CEO of the Company subsequent to June 30, 2006.

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

Results of Operations

Equipment Sales Revenue

Equipment Sales Revenue is derived from the sale of offender monitoring equipment. For the three and six months ended June 30, 2006, equipment sales revenues were $280,066 and $288,055 compared to $10,876 and $20,486 during the same periods in 2005. The main reason for the three and six month increase is the hosting equipment sold to a customer that implemented its own GPS host monitoring system. Revenues from monitoring equipment sold in conjunction with a hosting agreement for tracking and monitoring services on tracNet24 are recognized ratably over the initial term of the hosting agreement which is typically for one year. Revenues from monitoring equipment sold without a hosting agreement and from hosting equipment are recognized when goods are received by the customer. Equipment is shipped FOB destination.

Equipment Leasing and Hosting Revenue

Equipment Leasing and Hosting Revenue is derived from the fees charged to customers for the use of the Company's offender monitoring software including tracNET24, hosting offender data, the rental of offender monitoring equipment, and ancillary charges directly related to the monitoring of offenders. For the three and six month periods ended June 30, 2006, equipment leasing and hosting revenues were $1,849,992 and $3,503,464 compared to $1,034,315 and $2,023,059 for the same periods in 2005. This increase is attributable to the increase in the number of units under lease. Leasing, hosting, and service revenues are recognized upon performance of the respective service. Leasing and hosting contracts with customers are typically for twelve months.

Gain on Sale-leaseback Transactions

The Company finances much of its monitoring equipment through sale-leaseback agreements, primarily with a leasing company owned by a related party. Under these agreements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a gain or at cost, and then leases it back from the leasing company. If the monitoring equipment is sold to the leasing company at a gain, this gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years). The Gain on Sale-leaseback Transactions consists of amortization of this deferred gain. For the three and six months ended June 30, 2006, the Gain on Sale-leaseback Transactions with related parties was $83,378 and $183,699 compared to $195,058 and $376,942 during the same periods in 2005. This decrease is attributable to the maturity of two of the capital leases associated with these transactions. As of June 30, 2006, the Company had seven capital leases in conjunction with these transactions. Two of the seven capital leases consisted of equipment being sold at cost. As of June 30, 2005, the Company had seven capital leases in place in conjunction with these transactions, all of which consisted of equipment being sold at a gain.

Service Revenue

Service Revenue consists of sales of non-core services including licensing fees, server maintenance agreements, and monitoring equipment repairs. For the three and six months ended June 30, 2006, Service Revenue was $31,014 and $73,726 compared to $20,035 and $40,519 for the comparable periods of 2005. This increase is attributable to an increase in equipment repairs of deployed monitoring units.

Cost of Revenues

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. Costs of revenues are recorded as products are delivered or services are performed. A portion of the cost of revenues consists of the amortization of product development costs, which began in March 2002. For the three and six months ending June 30, 2006, Cost of Revenues was $893,540 and $1,589,674 compared to $663,202 and $1,334,007 during the same periods in 2005. This increase is primarily due to the increased amortization, increased communication costs, and 3rd party service and monitoring costs of supporting additional units in the field.

Research and Development

Research and Development expenses are the direct costs associated with iSt's development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for iSt's own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $353,772 and $661,012 for the three and six months ended June 30, 2006, compared to $234,721 and $411,486 for the same periods in 2005. This increase in research and development expenses was the result of additional testing and configuration expenses and increased costs related to the development of our next generation product, including an increase in research and development staff from seven employees at June 30, 2005, to 12 employees at June 30, 2006.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations of the Company, other than the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, travel, communications, office leases and supplies, marketing, advertising, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three and six months ended June 30, 2006, SG&A expenses were $1,904,403 and $3,875,027 compared to $1,115,892 and $2,312,759 in the comparable periods of 2005. The reason for the three and six month increase was due to the increase in bad debt expense, increased stock based compensation expense and the payroll associated with the hiring of additional non-Research and Development staff from 47 employees at June 30, 2005, to 59 employees at June 30, 2006.

Operating Loss

For the three and six months ended June 30, 2006, operating loss was $907,265 and $2,076,769, compared to $753,531 and $1,597,246 for the same periods in 2005. The increase is primarily attributable to increases in Research and Development and SG&A expenses as described above.

Interest Income

For the three and six months ended June 30, 2006, interest income was $26,180 and $62,801, compared to interest income of $1,961 and $1,966 in the comparable periods of 2005. This increase was due to the investment of the cash received from the sale of Preferred Stock and warrants in June 2005, which was not needed for immediate working capital needs or debt repayment. These funds have been invested in government securities and certificates of deposits with the Company's primary bank.

Interest Expense

For the three and six months ended June 30, 2006, interest expense was $42,102 and $103,914, compared to interest expense of $241,675 and $467,407 in the comparable periods of 2005. This decrease was due to a significant reduction in the Company's debt in 2005 pursuant to the Company's recapitalization plan.

Net Loss

For the three and six months ended June 30, 2006, the Company had a net loss of $923,187 and $2,117,882 compared to a net loss of $993,245 and $2,030,850 in the comparable periods of 2005, for the reasons described above.

Preferred Stock Dividends and Accretion

For the three and six months ended June 30, 2006, preferred stock dividends and accretion were $268,528 and $534,644, as compared to $7,233 and $7,233 for the comparable periods of 2005. This increase was due to the Series C Convertible Preferred Stock being outstanding for the entire period in 2006 compared to being outstanding for only the last three days of the period ending June 30, 2005. The Series C Convertible Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Net Loss Available to Common Stockholders

For the three and six months ended June 30, 2006, there was a net loss available to common stockholders of $1,191,715 and $2,652,526 compared to $1,000,478 and $2,038,083 in 2005. The reasons for these changes are described above.

Liquidity and Capital Resources

For the six months ended June 30, 2006, the Company used $1,344,409 of cash in operating activities, generated $1,813,854 in investing activities, and used $360,858 in cash from financing activities. Included in the cash used in financing activities was the repayment of $436,482 of notes payable held by institutional investors in May 2006. The total of all cash flow activities resulted in an increase in the balance of cash for the six months ended June 30, 2006 of $108,587. For the same period of 2005, the Company used $1,936,120 of cash in operating activities, another $569,238 in investing activities, and generated $9,983,225 of cash from financing activities. The total of all cash flow activities through the second quarter of 2005 resulted in an increase in the balance of cash of $7,477,867.

The Company's principal uses of cash are the payment of operating expenses, the acquisition of monitoring equipment and the financing of its receivables. In general, the Company meets its liquidity needs from its current revenues, from cash and cash equivalents, and through capital leasing arrangements. As of June 30, 2006, the Company had approximately $1.6 million in cash and cash equivalents. To a large degree, these resources were the result of the sale of 1,000,000 shares of Series C Preferred Stock in June 2005, which resulting in net proceeds to the Company of $10,578,686.

During the quarter ended June 30, 2006, the Company closed on a $2.25 million asset-based credit facility from a related party for the purchase of its monitoring equipment. The advances against this line are secured by the Company's revenue generating monitoring equipment. During the quarter ended June 30, 2006, the Company took down two $250,000 draws against the established $2.25 million line and structured them as capital lease agreements. In total, as of June 30, 2006, the Company had seven capital lease facilities in place which were used to finance offender monitoring equipment. All seven of these capital leases were sale-leaseback transactions with a related party. Under these sale-leaseback arrangements, the Company sells the inventory to a third party leasing company (which is owned by three shareholders of the Company) and then leases the equipment back. All capital leases are treated as financing transactions with five of the leases carrying interest rates of 9.50% and two of them carrying interest rates of 12.00%. Maturity dates on these capital leases run from October 2006 to June 2009. As of June 30, 2006, the aggregate balance on these seven capital leases totaled $1,319,736.

The Company is pursuing an additional $2.75 million credit facility to satisfy its equipment purchases for the near future.

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company believes that its current working capital, combined with the line of credit described in Note 7, are sufficient to meet its liquidity needs through the first quarter of 2007. The Company further believes that it has access to capital, if necessary, that would satisfy liquidity needs beyond the first quarter of 2007.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On December 22, 2004, a lawsuit was filed by Satellite Tracking of People, LLC ("STOP") against the Company in United States District Court for the Middle District of Tennessee. STOP plans to enter into the market for tracking and monitoring individuals using GPS technology in the United States and has acquired U.S. rights to the BluTag(R) remote electronic monitoring, tracking and surveillance technologies. Among other things, STOP alleged that the Company notified STOP's predecessor in interest that the technology underlying the BluTag(R) system infringes on two U.S. patents held by the Company. The action filed by STOP sought a declaratory judgment that (i) STOP's BluTag(R) technology does not infringe on the Company's patents, (ii) the Company's patents are invalid and/or (iii) the Company has granted STOP a license under its asserted patents. The Company denied all material allegations made by STOP and filed a counter-claim against STOP for patent infringement, seeking an injunction and damages. In May 2006, the Company entererd into a settlement agreement with STOP. As a result of the settlement, this litigation has been dismissed.

The Company is not subject to any other material pending or threatened lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 16, 2006, the Company issued a total of 700 shares of common stock to two directors in partial payment of directors' fees. The shares had a market value on the date of the board meeting of $2,000. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

iSt held its 2006 Annual Meeting of Stockholders on May 4, 2006. All matters placed before security holders received the necessary votes to pass. The following three individuals were elected to continue a one year term as directors of iSECUREtrac Corp. until the 2007 Annual Meeting of Stockholders:
Roger J. Kanne, 9,011,702 votes for and 48,000 votes withheld, Ravi Nath 8,926,479 votes for and 133,223 votes withheld, and Thomas E. Wharton Jr. 9,011,752 votes for and 47,950 votes withheld.

Mykonos, as the sole holder of the Series C Preferred Stock, re-appointed Robert
W. Korba, Joseph A. Ethridge, Bruce Leadbetter and General Goh Yong Siang to serve as directors of the Company for an additional one year term.

Also receiving the necessary votes to pass was the ratification of McGladrey & Pullen, LLP as our independent auditors for 2006. The results were as follows:
1,000,000 shares of Series C Preferred Stock (each of which is entitled to 11 votes on this matter) and 9,033,019 shares of Common Stock voted for ratification, 24,308 shares of Common Stock voted against ratification, and 2,375 shares of Common Stock abstained.

The proposal to approve an amendment to the Certificate of Incorporation to decrease the number of authorized shares of Common Stock from 150,000,000 to 75,000,000 passed. 1,000,000 shares of Series C Preferred Stock (each of which is entitled to 11 votes on this matter) and 8,939,665 shares of Common Stock voted for the amendment, 116,052 shares of Common Stock voted against the amendment, and 3,985 shares of Common Stock abstained.

The proposal to approve the Company's 2006 Omnibus Equity Incentive Plan passed. 1,000,000 shares of Series C Preferred Stock (each of which is entitled to 11 votes on this matter) and 4,279,330 shares of Common Stock voted for the Plan, 1,448,331 shares of Common Stock voted against the Plan, and 96,861 shares of Common Stock abstained.

Item 5. Other Information.

Not Applicable

Item 6. Exhibits

3.01 Amended and Restated Certificate of Incorporation of the Company, as amended.

3.02    Restated Bylaws of the Company (1)

3.03 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of iSt (2)

4.01    Form of Common Stock Certificate (1)

10.01   2006 Omnibus Equity Incentive Plan

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the registrant's registration statement on Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(2) Incorporated by reference from the registrant's current report under Form 8-K, filed on June 23, 2005 (Commission File No. 0-26455).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        iSECUREtrac Corp.


                                        By: /s/ Peter A. Michel
                                            ------------------------------------
                                            Peter A. Michel
                                            President & CEO

                                        Dated: August 11, 2006