Form 10QSB
period 2006-09-30
ISECURETRAC CORP
filed 2006-11-08
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-QSB

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

5078 S. 111th Street
OMAHA, NEBRASKA 68137
(402) 537-0022
(Address, including zip code, and telephone number,
including area code, of registrant’s
principal executive office)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

The number of shares of issuer’s common stock outstanding as of November 3, 2006, was 10,772,402.

Transitional Small Business Disclosure Form (Check One): YES ☐ NO ☒

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$269,399	$742,626
Investments	-	3,445,776
Accounts receivable, net of allowance for doubtful accounts of $150,000
in 2006 and $175,000 in 2005	1,786,817	1,618,473
Investment interest receivable	-	3,555
Inventories	135,467	122,739
Prepaid expenses and other	102,022	83,360
Total current assets	2,293,705	6,016,529
Equipment, net of accumulated depreciation of $322,535 in 2006 and $258,105 in 2005	247,616	220,231
Leasehold improvements, net of accumulated depreciation of $7,533 in 2006 and $2,537 in 2005	61,357	18,950
Monitoring equipment, net of accumulated depreciation of $4,513,932 in 2006 and $3,456,803 in 2005	3,055,428	2,563,193
Intangibles, net of accumulated amortization of $744,421 in 2006 and $674,891 in 2005	167,101	236,631
Goodwill	2,302,179	2,302,179
Other assets	152,518	118,260
Total assets	$8,279,904	$11,475,973
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$878,057	$1,326,502
Accounts payable and accrued expenses	837,797	539,343
Deferred revenues & gain on sale-leaseback transaction	538,935	435,840
Accrued interest payable	-	12,738
Total current liabilities	2,254,789	2,314,423
Long-term debt, less current maturities	695,998	546,290
Redeemable convertible Series C preferred stock	10,407,869	9,584,398
Stockholders' (Deficit)
Common stock	10,772	10,685
Additional paid-in capital	54,885,056	54,551,133
Accumulated deficit	(59,974,580)	(55,530,956)
Total stockholders' (deficit)	(5,078,752)	(969,138)
Total liabilities and stockholders' (deficit)	$8,279,904	$11,475,973

See Notes to Condensed Consolidated Financial Statements.

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Revenues:
Equipment sales	$18,421	$4,306	$306,476	$24,792
Equipment leasing & hosting	1,817,050	1,181,548	5,320,514	3,204,607
Gain on sale-leaseback transactions - related party	44,844	172,759	228,543	549,701
Service	5,401	10,065	79,127	50,584
Total revenues	1,885,716	1,368,678	5,934,660	3,829,684
Operating expenses:
Cost of revenues	793,912	672,833	2,383,586	2,006,840
Research and development	326,979	200,849	987,991	612,335
Sales, general and administrative	2,384,055	1,454,829	6,259,082	3,767,588
Total operating expenses	3,504,946	2,328,511	9,630,659	6,386,763
Operating loss	(1,619,230)	(959,833)	(3,695,999)	(2,557,079)
Other income (expense):
Interest income	11,222	27,759	74,023	29,725
Interest expense	(41,651)	(91,618)	(145,565)	(559,025)
Other, net	-	-	-	31,837
Total other income (expense)	(30,429)	(63,859)	(71,542)	(497,463)
Loss before provision for income taxes	(1,649,659)	(1,023,692)	(3,767,541)	(3,054,542)
Provision for income taxes	-	-	-	-
Net loss	$(1,649,659)	$(1,023,692)	$(3,767,541)	$(3,054,542)
Preferred stock dividends and accretion	(288,827)	(270,937)	(823,471)	(278,170)
Net loss available to common stockholders	$(1,938,486)	$(1,294,629)	$(4,591,012)	$(3,332,712)
Basic and diluted loss per common share	$(0.18)	$(0.12)	$(0.43)	$(0.35)
Weighted average shares of common stock outstanding	10,771,897	10,635,864	10,747,007	9,656,142

See Notes to Condensed Consolidated Financial Statements.

iSECUREtrac Corp. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' (DEFICIT)
For the Nine Months Ended September 30, 2006

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2005	10,684,529	$10,685	$54,551,133	$(55,530,956)	$(969,138)
Shares issued upon conversion of notes	83,958	83	189,337	-	189,420
Shares issued upon exercise of options	1,385	1	3,088	-	3,089
Shares issued for director's fees	2,530	3	5,997	-	6,000
Compensation related to stock options issued	-	-	282,889	-	282,889
Series C preferred stock dividends	-	-	-	(676,083)	(676,083)
Accretion to redemption value of preferred stock	-	-	(147,388)	-	(147,388)
Net loss	-	-	-	(3,767,541)	(3,767,541)
Balance, September 30, 2006	10,772,402	$10,772	$54,885,056	$(59,974,580)	$(5,078,752)

See Notes to Condensed Consolidated Financial Statements.

iSECUREtrac CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash Flows From Operating Activities
Net loss	$(3,767,541)	$(3,054,542)
Depreciation and amortization	1,196,085	1,375,910
Expenses paid by issuance of stock, warrants, and options in lieu of cash	288,889	148,022
Gain on sale - leaseback transactions	(228,543)	(549,701)
Increase in deferred income	331,638	-
(Increase) in accounts receivable	(168,344)	(132,612)
(Increase) in inventories	(12,728)	(11,100)
Increase (decrease) in accounts payable and accrued expenses	298,454	(1,042,594)
Decrease in restricted cash	-	700,000
Other	(27,845)	77,071
Net cash used in operating activities	(2,089,935)	(2,489,546)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(139,218)	(62,661)
Purchases of monitoring equipment	(1,549,364)	(1,330,728)
Proceeds from maturity of investments	6,350,000	-
Purchase of investments	(2,904,224)	(3,391,836)
Increase in other assets	(34,258)	-
Net cash provided by (used in) investing activities	1,722,936	(4,785,225)
Cash Flows From Financing Activities
Principal proceeds from notes	-	1,700,000
Principal payments on notes	-	(1,915,654)
Principal proceeds from long-term debt	1,000,000	400,000
Principal payments on long-term debt	(1,109,317)	(1,193,863)
Proceeds from the exercise of options and warrants	3,089	192,175
Proceeds from issuance of Series C preferred stock, net of offering costs	-	10,578,687
Net cash provided by (used in) financing activities	(106,228)	9,761,345
(Decrease) increase in cash	(473,227)	2,486,574
Cash at beginning of period	742,626	44,997
Cash at end of period	$269,399	$2,531,571
Supplemental Disclosure of Cash Payments for
Interest	158,303	693,969

See Notes to Condensed Consolidated Financial Statements.

iSECUREtrac CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. General

The consolidated balance sheet of iSECUREtrac Corp (“Company”, or “iSt”) at December 31, 2005, has been taken from audited consolidated financial statements at that date. The consolidated financial statements for the three and nine months ended September 30, 2006, and for the three and nine months ended September 30, 2005, are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations and cash flows for the three and nine months ended September 30, 2006, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006. Where appropriate, items within the consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company’s financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company believes that its current working capital, combined with the $2.25 million credit facility described in Note 7 and the $1.7 million loan described in Note 9 are sufficient to meet its liquidity needs through the end of 2006.  If the Company closes on an additional equity investment transaction as contemplated, it believes that it will have sufficient capital to satisfy liquidity needs through 2007. However, if the Company is unable to obtain additional capital, it will need to take other steps, including imposition of significant cost reductions, in order to maintain operations.

Note 2. Common Stock Options and Warrants

During the nine months ended September 30, 2006, the Company granted options to purchase a total of 71,175 shares of common stock to 69 employees pursuant to the Company’s 2001 Omnibus Equity Incentive Plan (the “2001 Plan”). No such options were issued during the three months ended September 30, 2006. During the nine months ended September 30, 2006, 183,000 shares of common stock were issued as employee compensation to our former President and Chief Executive Officer pursuant to contractual obligations outside the 2001 Plan. No shares were issued outside of the 2001 Plan during the three months ended September 30, 2006. The exercise prices for stock options issued during the period were set at the fair market value of iSt’s common stock on each respective grant date. The options vest ratably over two years. For the three and nine month periods ended September 30, 2006, 15,250 and 40,206 options were forfeited, respectively, by option holders and 177 and 1,385 options were exercised, respectively pursuant to the 2001 Plan. In addition, during the three and nine month periods ended September 30, 2006, 15,625 and 15,625 options issued outside the 2001 Plan, respectively, were forfeited. As of May 31, 2006, the 2001 Plan expired. No further option grants may be issued in conjunction with the 2001 Plan.

On May 4, 2006, the stockholders of iSt voted in favor of the proposal at the Company’s annual meeting to approve the newly created 2006 Omnibus Equity Incentive Plan (the “2006 Plan”). The 2006 Plan went into effect on May 31, 2006. For the three and nine month periods ended September 30, 2006, the Company granted options to purchase a total of 442,356 and 478,356 shares of common stock to 11 and 14 employees and two board members, respectively, pursuant to the 2006 Plan. The exercise prices for these options were set at the fair market value of iSt’s common stock on each respective grant date. The options granted to the 14 employees, one of which was an executive, vest ratably over two years, except for the executive’s options which vest ratably over three years The options granted to the two board members do not vest until May 31, 2007, at which time they will be fully vested. During the quarter ended September 30, 2006, with respect to the 2006 Plan, no options were forfeited by option holders and no options were exercised.

For the three and nine month periods ended September 30, 2006, 140,150 and 194,058 warrants expired, respectively, and no warrants were granted or exercised by warrant holders.

At September 30, 2006, the Company had 1,796,727 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 4,811,110 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

See Note 3 for additional information regarding stock options granted as stock-based compensation.

Note 3. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS# 123(R)” or the “Statement”). FAS# 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS# 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS# 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The Company adopted FAS# 123(R) as of January 1, 2006, using the modified prospective transition method for valuing stock options. Under this method, stock based compensation expense is recognized using the fair-value based accounting method for all employee awards granted, modified, or settled during a period. The effect of the Statement is to require the Company to measure the cost of its employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. The Company is not restating any of the prior period stock based compensation disclosures.

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

As a result of adopting FAS# 123(R), the Company recorded compensation expense of $78,240 and $288,889 for the three and nine months ended September 30, 2006, respectively.

As of May 31, 2006, the Company’s 2001 Omnibus Equity Incentive Plan (the “2001 Plan”), that was approved by shareholders in June, 2001, expired. The 2001 Plan provided for the granting of stock options and other equity incentives to the Company’s officers, employees, directors and consultants who provided services to the Company. At September 30, 2006, there were 156,936 outstanding options in conjunction with the 2001 Plan. No further options may be issued under this plan.

On May 4, 2006, at the Company’s annual meeting of shareholders, the stockholders approved the adoption of the Company’s newly created 2006 Omnibus Equity Incentive Plan (the “2006 Plan”). The 2006 Plan became effective on May 31, 2006. The 2006 Plan provides for the granting of stock options and other equity incentives to the Company’s officers, employees, directors and consultants who provide services to the Company. The 2006 Plan has a term of ten years unless terminated by the board of directors. Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant. Vesting schedules and expiration dates for the grants issued under this plan are specified at the time of grant. At September 30, 2006, there were 478,356 outstanding options in conjunction with the 2006 Plan.

Prior to the adoption of the 2006 Plan, the Company also granted stock-based compensation under executive employment agreements.

During the nine months ended September 30, 2006, the Company granted 732,531 common stock options to its executives and employees. The following table summarizes the stock options outstanding:

Options	Shares	Weighted Average Exercise Price	WeightedAverage Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,121,412	$2.62
Granted	732,531	2.27
Exercised	(1,385)	2.23
Forfeited	(55,831)	3.37
Outstanding at September 30, 2006	1,796,727	$2.45	5.25	$75,681
Exercisable at September 30, 2006	1,250,056	$2.51	3.60	$51,514

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

The risk-free interest rate is determined on the date the grant is issued. This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of ten years.

Expected volatilities are based upon looking back at historical stock prices over the two years prior to the stock option award. Twelve observations per year are used in the calculation with the 15th of the month stock price. The Company does a 2-year look back for the following reasons: (i) 2 years is the option vesting period; (ii) the stock price prior to two years ago is not reflective of Company’s expected future stock price; and (iii) the change in stock price prior to two years ago is considered abnormal with respect to the Company’s current state.

Prior to adopting FAS# 123(R), the cancellation of stock options was accounted for based on the actual cancellations during the reporting period. Under FAS# 123(R), the Company is required to estimate forfeitures. The forfeiture rate is the rate at which options are expected to be forfeited prior to full vesting. For options issued to senior executives, the Company uses an assumed forfeiture rate of 0%. For all other options, the forfeiture rate is determined based on actual forfeiture rate experience as follows: For each historical year of option issuance, the total options issued for the year is compared to the options forfeited prior to having vested. For option years in which the two year vesting period has not passed, past experience is used to project future forfeitures. The total of pro forma forfeitures is then compared to total options awarded and the resultant percentage is used as the forfeiture rate. The estimated forfeiture rate for non-senior executive option grants is 21%. This rate is recalculated on an annual basis.

The annual rate of quarterly dividends is 0% since iSECUREtrac has historically not paid dividends on its common stock.

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
Risk free interest rate	4.64%	5.00%
Expected volatility factor	89.06%	106.62%
Expected option term in years	4.12	3.50
Dividends	$0.00	$0.00

As of September 30, 2006, there was approximately $928,000 of total unrecognized compensation costs related to non-vested share based compensation agreements granted to the Company’s executives and employees.

Stock-based compensation of $133,720 and $148,022 has been reflected in net loss for the three and nine months ending September 30, 2005. Prior to 2006, the Company accounted for modifications of previously issued fixed stock option awards under the accounting consequences of modifications to a fixed stock option or award of APB Opinion No. 25 and related interpretations. Accordingly, the options granted prior to 2006 were accounted for as variable from the date of the modification to the date the option was exercised, forfeited, or expired unexercised. However, with the implementation of FAS# 123(R), variable accounting for equity awards has been eliminated, and instead a fair value is calculated for our stock options on the date granted.

The following table illustrates the effect on net loss for the three and nine months ending September 30, 2005, as if iSt had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(1,023,692)	$(3,054,542)
Add: Stock-based employee compensation expense included in reported net loss	133,720	148,022
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(70,177)	(114,878)
Pro forma net loss	(960,149)	(3,021,398)
Preferred dividends and accretion	(270,937)	(278,170)
Pro forma net loss available to common stockholders	$(1,231,086)	$(3,299,568)
Basic and diluted loss per share:
As reported	$(0.12)	$(0.35)
Pro forma	$(0.12)	$(0.34)

In determining the pro forma amounts above during 2005, the value of each grant is estimated at the grant date using the fair value method prescribed in SFAS No. 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3.5 years and; expected price volatility of 106.55%.

Note 4. Monitoring Equipment

Monitoring equipment at September 30, 2006, is as follows:

	Active GPS	Passive GPS	Breath Alcohol	Other	Total
Monitoring Equipment	$2,798,938	$3,185,812	$964,896	$619,714	$7,569,360
Less accumulated depreciation	(1,115,760)	(2,458,219)	(676,142)	(263,811)	(4,513,932)
Monitoring Equipment, net	$1,683,178	$727,593	$288,754	$355,903	$3,055,428

No impairment charges were taken in 2005 or the nine months ended September 30, 2006.

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

The Company also records those other intangible assets that can be separately identified and assigned a value.  At September 30, 2006, all intangible assets consist of customer monitoring contracts. The Company is amortizing the intangible assets based on the revenue stream of the existing monitoring contracts. Amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and was $69,530 and $94,689 for the nine month periods ended September 30, 2006, and September 30, 2005, respectively. Included in the accumulated amortization is $302,298 of impairment losses taken in 2004 reflecting the uncertainty of customer retention as the Company began replacing their products with their tracNET24-based products.

The composition of goodwill and intangible assets at September 30, 2006, is as follows:

		Intangibles, subject
	Goodwill	to Amortization
Gross Carrying Amount	$2,302,179	$911,522
Accumulated Amortization, including $302,298 of impairment loss	-	(744,421)
Balance at September 30, 2006	$2,302,179	$167,101

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

The Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Preferred Stock will equal the per share original issue price ($11 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital. For the nine months ended September 30, 2006, the accretion amount charged to Additional Paid-In Capital was $147,388, while the Series C Preferred dividend accrual was $676,083.

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

Note 7. Lease Obligations

During the quarter ended September 30, 2006, the Company financed the acquisition of approximately $500,000 of monitoring equipment through two $250,000 sale-leaseback agreements with an entity owned by a director and two shareholders of the Company. The $500,000 was part of a $2.25 million asset-based credit facility from the related party to be used by the Company for the purchase of monitoring equipment. The advances against this line are secured by the Company’s revenue generating monitoring equipment. As of September 30, 2006, the Company has received advances totaling $1,000,000 from this credit facility.

The Company has a total of nine capital leases which expire from October 2006 to August 2009. All nine of these capital leases are with related parties. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 9.50% to 12.00%. As of September 30, 2006, the aggregate balance on these nine capital leases totaled $1,574,055.

Note 8. Related Party Transactions

During the quarter ended September 30, 2006, the Company paid $12,500 in consulting fees to Peter Michel for services provided by him, prior to becoming President, CEO and director of the Company on August 4, 2006.

Note 9. Subsequent Event

On October 24, 2006, the Company received a loan in the amount of $1,700,000 from a private investment company to be used for short-term operating needs. This loan bears interest at a rate of 7% per annum and matures on the earlier of (i) January 1, 2008 or (ii) the first date on which the Company issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than $1,700,000. This loan is anticipated to be repaid with the proceeds from an equity investment in the Company currently being negotiated with the same investment group. The terms of such equity investment have not been agreed to at this time (and there is no assurance that such transaction will occur), but it is expected that the Company would issue shares of a newly created series of preferred stock that would be convertible into additional shares of common stock.

Item 2. Management's Discussion and Analysis.

General

Discussions of certain matters contained in this Quarterly Report on Form 10-QSB may contain statements that plan for or anticipate the future. Forward-looking statements include statements about the future of our products and the industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-QSB, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in “ITEM 1. Description of Business” contained in iSt’s Form 10-KSB filed for the year ended December 31, 2005.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to iSt’s financial condition and results of operations. Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

The Company develops, markets, and distributes electronic monitoring products employing global positioning satellite (“GPS”) technology and related services to criminal justice agencies, both in the United States and internationally, for use in offender management programs. The Company’s three principal sources of revenues are: (i) selling and leasing of monitoring units to criminal justice agencies, (ii) providing agencies the use of Company’s proprietary software including its web-based tracking and monitoring system known as tracNET24™ and (iii) providing ancillary services such as training, monitoring and data archiving.

Results of Operations

Equipment Sales Revenue

Equipment Sales Revenue is derived from the sale of offender monitoring equipment. For the three and nine months ended September 30, 2006, equipment sales revenues were $18,421 and $306,476 compared to $4,306 and $24,792 during the same periods in 2005. The main reason for the three and nine month increase is the hosting equipment sold to a customer that implemented its own GPS host monitoring system. Revenues from monitoring equipment sold in conjunction with a hosting agreement for tracking and monitoring services on tracNet24 are recognized ratably over the initial term of the hosting agreement which is typically for one year. Revenues from monitoring equipment sold without a hosting agreement and from hosting equipment are recognized when goods are received by the customer.

Equipment Leasing and Hosting Revenue

Equipment Leasing and Hosting Revenue is derived from the fees charged to customers for the use of the Company’s offender monitoring software including tracNET24, hosting offender data, the rental of offender monitoring equipment, and ancillary charges directly related to the monitoring of offenders. For the three and nine month periods ended September 30, 2006, equipment leasing and hosting revenues were $1,817,050 and $5,320,514 compared to $1,181,548 and $3,204,607 for the same periods in 2005. This increase is attributable to the increase in the number of units under lease. Leasing, hosting, and service revenues are recognized upon performance of the respective service. Leasing and hosting contracts with customers are typically for twelve months.

Gain on Sale-leaseback Transactions

The Company finances much of its monitoring equipment through sale-leaseback agreements, primarily with a leasing company owned by a related party. Under these agreements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a gain or at cost, and then leases it back from the leasing company. If the monitoring equipment is sold to the leasing company at a gain, this gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years). The Gain on Sale-leaseback Transactions consists of amortization of this deferred gain. For the three and nine months ended September 30, 2006, the Gain on Sale-leaseback Transactions with related parties was $44,844 and $228,543 compared to $172,759 and $549,701 during the same periods in 2005. This decrease is attributable to the maturity of two of the capital leases associated with these transactions. As of September 30, 2006, the Company had nine capital leases in conjunction with these transactions. Four of the nine capital leases consisted of equipment being sold at cost. As of September 30, 2005, the Company had seven capital leases in place in conjunction with these transactions, all of which consisted of equipment being sold at a gain.

Service Revenue

Service Revenue consists of sales of non-core services including licensing fees, server maintenance agreements, and monitoring equipment repairs. For the three and nine months ended September 30, 2006, Service Revenue was $5,401 and $79,127 compared to $10,065 and $50,584 for the comparable periods of 2005. The three month decrease in the comparable three-month periods is the result of fewer equipment repairs, while the nine month increase is attributable to an overall increase in equipment repairs of deployed monitoring units.

Cost of Revenues

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. Costs of revenues are recorded as products are delivered or services are performed. A portion of the cost of revenues consists of the amortization of product development costs, which began in March 2002. For the three and nine months ending September 30, 2006, Cost of Revenues was $793,912 and $2,383,586 compared to $672,833 and $2,006,840 during the same periods in 2005. This increase is primarily due to the increased amortization, increased communication costs, and third party service and monitoring costs of supporting additional units in the field.

Research and Development

Research and Development expenses are the direct costs associated with iSt’s development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for iSt’s own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $326,979 and $987,991 for the three and nine months ended September 30, 2006, compared to $200,849 and $612,335 for the same periods in 2005. This increase in research and development expenses was the result of additional testing and configuration expenses and increased costs related to the development of our next generation product, including an increase in research and development staff from ten employees at September 30, 2005, to 13 employees at September 30, 2006.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations of the Company, other than the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, travel, communications, office leases and supplies, marketing, advertising, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three and nine months ended September 30, 2006, SG&A expenses were $2,384,055 and $6,259,082 compared to $1,454,829 and $3,767,588 in the comparable periods of 2005. The three and nine month increases were largely due to the increase in contract labor, bad debt expense, increased stock based compensation expense, travel expenses, and the payroll associated with the hiring of additional non-Research and Development staff from 52 employees at September 30, 2005, to 66 employees at September 30, 2006.

Operating Loss

For the three and nine months ended September 30, 2006, operating loss was $1,619,230 and $3,695,999, compared to $959,833 and $2,557,079 for the same periods in 2005. The increase is primarily attributable to increases in Research and Development and SG&A expenses as described above which more than offset higher revenues generated during the period.

Interest Income

For the three and nine months ended September 30, 2006, interest income was $11,222 and $74,023, compared to interest income of $27,759 and $29,725 in the comparable periods of 2005. The nine month increase was due to the investment of the cash received from the sale of Preferred Stock and warrants in June 2005, which was not needed for immediate working capital needs or debt repayment. These funds were invested in government securities and certificates of deposits with the Company’s primary bank. As these funds were needed for working capital purposes, they were not reinvested in such securities as they matured and, as a result, interest earnings declined in the three months ended September 30, 2006, compared to the same period of 2005.

Interest Expense

For the three and nine months ended September 30, 2006, interest expense was $41,651 and $145,565, compared to interest expense of $91,618 and $559,025 in the comparable periods of 2005. This decrease was due to a significant reduction in the Company’s debt in 2005 pursuant to the Company’s recapitalization plan.

Net Loss

For the three and nine months ended September 30, 2006, the Company had a net loss of $1,649,659 and $3,767,541 compared to a net loss of $1,023,692 and $3,054,542 in the comparable periods of 2005, for the reasons described above.

Preferred Stock Dividends and Accretion

For the three and nine months ended September 30, 2006, preferred stock dividends and accretion were $288,827 and $823,471, as compared to $270,937 and $278,170 for the comparable periods of 2005. This increase was due to the Series C Convertible Preferred Stock being outstanding for the entire nine month period in 2006 compared to being outstanding for only 95 days in 2005. The Series C Convertible Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Net Loss Available to Common Stockholders

For the three and nine months ended September 30, 2006, there was a net loss available to common stockholders of $1,938,486 and $4,591,012 compared to $1,294,629 and $3,332,712 in 2005. The reasons for these changes are described above.

Liquidity and Capital Resources

For the nine months ended September 30, 2006, the Company used $2,089,935 of cash in operating activities, generated $1,722,936 in investing activities, and used $106,228 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the nine months ended September 30, 2006 of $473,227. For the same period of 2005, the Company used $2,489,546 of cash in operating activities, another $4,785,225 in investing activities, and generated $9,761,345 of cash from financing activities. The total of all cash flow activities through the third quarter of 2005 resulted in an increase in the balance of cash of $2,486,574.

The Company’s principal uses of cash are the payment of operating expenses, the acquisition of monitoring equipment and the financing of its receivables. In general, the Company meets its liquidity needs from its current revenues, from cash and cash equivalents, and through capital leasing arrangements. As of September 30, 2006, the Company had approximately $269,000 in cash and cash equivalents. These resources are what remains of the $10,578,686 in net proceeds received by the Company as a result of the sale of 1,000,000 shares of Series C Preferred Stock in June 2005.

During the quarter ended June 30, 2006, the Company closed on a $2.25 million asset-based credit facility from a related party for the purchase of its monitoring equipment. The advances against this line are secured by the Company’s revenue generating monitoring equipment. During the quarter ended September 30, 2006, the Company took down two $250,000 draws against the $2.25 million available under this facility which were structured as capital lease agreements. As of September 30, 2006, the Company had received advances totaling $1,000,000 from this credit facility leaving $1.25 million available for future financing transactions. In total, as of September 30, 2006, the Company had nine capital lease facilities in place which were used to finance offender monitoring equipment. All nine of these capital leases were sale-leaseback transactions with a related party. Under these sale-leaseback arrangements, the Company sells the inventory to the credit facility provider and then leases the equipment back. All capital leases are treated as financing transactions with five of the leases carrying interest rates of 9.50% per annum and four of them carrying interest rates of 12.00% per annum. Maturity dates on these capital leases run from October 2006 to August 2009. As of September 30, 2006, the aggregate balance on these nine capital leases totaled $1,574,055.

On October 24, 2006, the Company received a loan in the amount of $1,700,000 from a private investment company that is an affiliate of the holder of all shares of our Class C Preferred Stock to be used for short-term operating needs. The loan bears interest at a rate of 7% per annum. This loan matures on the earlier of (i) January 1, 2008 or (ii) the first date on which the Company issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than $1,700,000. This loan is anticipated to be repaid with the proceeds from an equity investment in the Company currently being negotiated with by the same investment group. The terms of such equity investment have not been agreed to at this time (and there is no assurance that such transaction will occur), but it is expected that the Company would issue shares of a newly created series of preferred stock that would be convertible into additional shares of common stock.

The Company’s financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company believes that its current working capital, combined with the $2.25 million credit facility and $1.7 million loan described above are sufficient to meet its liquidity needs through the end of 2006.  If the Company closes on an additional equity investment transaction as contemplated, it believes that it will have sufficient capital to satisfy liquidity needs through 2007. However, if the Company is unable to obtain additional capital, it will need to take other steps, including imposition of significant cost reductions, in order to maintain operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 9, 2006, the Company issued a total of 834 shares of common stock to two directors in partial payment of directors’ fees. The shares had a market value on the date of the board meeting of $2,000. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Not Applicable

Item 6. Exhibits

3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (3)

3.02	Restated Bylaws of the Company (1)

3.03	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of iSt (2)

4.01	Form of Common Stock Certificate (1)

10.01	Employment Agreement between the Company and Peter Michel, dated August 4, 2006 (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s registration statement on Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(2)	Incorporated by reference from the registrant’s current report under Form 8-K, filed on June 23, 2005 (Commission File No. 0-26455).

(3)	Incorporated by reference from the registrant’s quarterly report under Form 10-QSB, filed on August 11, 2006 (Commission File No. 0-26455).

(4)	Incorporated by reference to Exhibit 10.1 from the registrants current report under Form 8-K, filed August 8, 2006 (Commission File No. 0-26455).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel President & CEO

Dated: November 8, 2006