Form 10KSB
period 2006-12-31
ISECURETRAC CORP
filed 2007-03-12
CIK 1088120

As filed with the Securities and Exchange Commission on March 12, 2007.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Issuer’s telephone number: (402) 537-0022

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $8,063,843.

The aggregate market value of the common stock of the registrant held by non-affiliates, all of which is voting, was approximately $13,177,686, based on the closing sale price reported on March 6, 2007.

As of March 6, 2007, there were 10,773,454 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2006, are incorporated by reference in Items 9, 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure format (check one): YES ☐ NO ☒

PART I.

Regarding Forward-Looking Statements

This Form 10-KSB contains forward-looking statements including statements about the future of iSECUREtrac Corp.’s (“iSECUREtrac” or the “Company” or “we” or “our”) products and the industry, statements about future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-KSB, forward-looking statements are generally identified by the words “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. Readers of this Form 10-KSB should understand that a number of factors could cause the Company’s actual results to differ materially from those expressed in the forward-looking statements contained herein. Many of these factors are described in Item 1 under the heading “Risk Factors”. Other factors discussed elsewhere in this report, in filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference may also affect the Company’s future financial condition and results of operations.

Item 1. Description of Business

Overview

The Company is a Delaware corporation that is the successor in interest to a Colorado corporation that was initially incorporated in 1983. The Company has been engaged in its current business of providing GPS-based products and services for the tracking of criminal offenders since late 1997.

On August 28, 2003, the Company acquired all of the outstanding capital stock of Tracking Systems Corporation (“TSC”), a Pennsylvania corporation headquartered in Harrisburg, Pennsylvania, in exchange for 4,423,077 shares of iSECUREtrac’s common stock and the assumption of $4,294,933 of TSC debt. The acquisition of TSC allowed the Company to expand its customer base and its product line (see “Products” below), including the MEMS breath alcohol monitoring technology. TSC is now a wholly-owned subsidiary of the Company and the results of its operations from August 29, 2003, are included in the Company’s consolidated financial statements.

Business

The Company develops, markets, and distributes electronic monitoring products including those that employ global positioning satellite (“GPS”) technology and related services to criminal justice and social service agencies, both in the United States and internationally, for use in community supervision programs. The Company’s three principal sources of revenues are: (i) selling and leasing of monitoring units, (ii) providing access to the corresponding web-based monitoring software and (iii) providing administrative, field and support services.

The Company’s main source of revenue, Equipment Leasing & Hosting, experienced a 53% increase from 2005 to 2006. Equipment Leasing & Hosting revenue is derived from the fees charged to customers for the use of the Company’s offender monitoring software including tracNET24, hosting offender data, the rental of offender monitoring equipment, and ancillary charges directly related to the monitoring of offenders. For the years ended December 31, 2006, and December 31, 2005, Equipment Leasing & Hosting revenues were $7,380,526 and $4,821,632, respectively.

By using the Company’s products and services, these agencies can realize a substantial cost savings over the cost of incarceration, increase offender compliance, modify dysfunctional behavior and reduce recidivism. The Company’s products and services offer the overburdened criminal justice system a more secure solution to the problems of rapidly growing criminal populations, and overcrowded correctional facilities by creating sentencing alternatives for juveniles and low risk offenders. Electronic monitoring offers three distinct advantages over incarceration: (1) it reduces the public's tax burden by allowing the offender to work and, subsequently, to meet their financial obligations; (2) it reduces prison and jail overcrowding by providing a viable alternative to incarceration and; (3) it helps to reduce the rate of recidivism (re-offense) when combined with regular rehabilitation/reintegration sessions.

According to the U.S. Bureau of Justice Statistics latest report, 7.0 million adults were under some form of correctional supervision at December 31, 2004. The number of prisoners under the jurisdiction of federal or state correctional authorities on that date reached a record high of 2.1 million. Moreover, 4.9 million adults were under parole or probation supervision and approximately two out of every three people released from prison are rearrested within three years of their release. The total adult correctional population has increased 46.8% from 1992 to 2004. This growth in the adult correction population has resulted in stresses on the correctional system in terms of both management and costs. This has led to increased use of probation and parole as alternatives to incarceration. Electronic monitoring enables an agency to monitor, at a greater level of supervision, the activities of a growing number of probationers and parolees without having to proportionately allocate additional labor resources to such monitoring efforts. Community supervision programs give corrections and law enforcement agencies more flexibility in solving budget-related problems. Since public safety is maintained or improved by linking alternative sentencing programs with electronic monitoring, programs like work release become viable, cost-effective tools for today’s correctional system.

Although the criminal justice market is its primary market, the Company continues to explore opportunities for marketing its tracking technology to users in other markets. The Company also maintains the capability to undertake special projects to help customers to meet their unique needs.

Our Products and Services

iSECUREtrac offers law enforcement and corrections agencies solutions for electronically monitoring persons that are released to community supervision programs. This may include persons released on probation, parole, pretrial, or any number of community supervision programs. Agencies utilizing electronic monitoring systems have shown substantial success in effectively monitoring offenders, reducing re-offense, and enhancing the results of offender re-entry programs. iSECUREtrac has a full line of electronic monitoring and services as described below.

GPS Tracking

Operated by the United States Department of Defense and provided free of charge, the Global Positioning System consists of at least 24 operational satellites that orbit the earth every 12 hours. Eight to twelve GPS satellites are visible from any point on earth at any given moment in time. A position fix can be acquired when a GPS receiver sees at least three of these satellites. Our GPS tracking products use this state-of-the-art positioning technology to monitor the movements of individuals under community supervision to a degree not previously possible or cost efficient.

We offer both active and passive (landline) GPS tracking capabilities to our customers which continuously monitor movement and compliance to time/location parameters anywhere in the world. Our GPS unit tracks an individual by logging their location along with time and speed data. Our active GPS device has the ability to use wireless networks to send data to a central data center, enabling a corrections or law enforcement officer to receive updated information and violations on a continuous basis. All data processing and parameter comparison takes place in the tracking unit itself. If the individual is in violation, the GPS unit communicates with our data center which notifies the agency, updates our website, and stores offender information for the long term. The corresponding officer can then use any PC or other Internet-ready device to see where the offender has been and when he was there. Our website provides agencies with updated offender information in easy-to-understand formats and does not require any additional software. Information includes maps, violation reports, equipment tampering reports and more.

Our Passive GPS Personal Tracking Unit (“PTU”) also monitors an offender’s movement and compliance data anywhere in the world, but reports the information only when the PTU is returned to a base unit. The corresponding officer can then connect to our proprietary web-based software and access offender tracking, violation, and compliance information.

House Arrest

House Arrest is a system that enables law enforcement agencies to verify an offender’s presence in a particular location (house, residence, work release facility, etc.). The agency can set a schedule for each offender corresponding to the rules of release. For example, the offender must be at home between 6:00 p.m. and 7:00 a.m. every day. Offender deviation from the schedule results in a violation notification sent to the agency. Our house arrest system consists of two components: a House Arrest Unit (HAU) and a wireless cuff transmitter. The HAU stores offender information with time/date stamps and relays data to our data center on a regular basis. If the offender takes off the transmitter or tampers with it, the transmitter sends out a unique signal alerting the HAU of the violation. The HAU then communicates with the host system which, in turn, automatically alerts the appropriate authorities.

Visual Breath Alcohol Testing

Our breath alcohol monitoring system enables offenders’ breath alcohol levels to be tested remotely. The system calls the offender on a scheduled, random, or on-demand basis, giving him clear instructions. The offender blows into a drinking straw inserted in the 2000VB HomeStation while a camera on the unit photographs the offender. Breath Alcohol Test data and photographs are sent electronically to our data center. Our personnel confirm the offender’s identity by comparing the event verification photo with original reference picture provided by the agency. Deviation from program parameters, as defined by the agency, results in monitoring center staff contacting appropriate agency personnel.

Web-Based System Interface

Our web-based system interface is provided to end-user agencies through the Internet. A probation or corrections officer with a secure log-in can access the system and know where his or her clients, wearing a PTU, have been over any given time period. The officer can create or modify a schedule of locations where the offender must be at certain times of the day, week or month (e.g., a place of work, medical appointments, counseling appointments, meetings with the probation officer, etc.). He/she merely enters a drop down menu for the schedule and either enters an address or points to a spot on the map and specifies a radius. He/she thereby creates “inclusion zones” for the offender. Similarly, the officer can create “exclusion zones” (e.g., schools, home of an ex-spouse, etc.). Once the parameters are entered, the officer clicks “synchronize with PTU” which causes the scheduling and zone information to be downloaded to the PTU.

Outsourced Monitoring Center Services

To effect a more seamless integration with agency protocols and programs, iSECUREtrac provides outsourced services. These optional services include:

•
Direct Monitoring Center Intervention in which iSECUREtrac will attempt to resolve common non-compliance issues through direct contact with the monitored individual. If iSECUREtrac cannot resolve the issue, the situation is escalated in accordance with agency protocols.

•	Equipment Install and De-Install frees agents from the task of fitting their clients and retrieving the equipment at the end of the program.

•
On-Site Inventory Management, as its name implies, provides precise control and safeguarding of equipment. An on-site iSECUREtrac administrator maintains accurate inventory records including data pertaining to equipment receipt, the movement of equipment within and between locations and inventory assignments that match equipment serial numbers with client case numbers.

•
Extended Training includes follow-up training and refresher courses to ensure agents, officers and supervisors are comfortable with the operation of the equipment and proficient in reading and interpreting EM reports.

•	Program Development and Consulting by iSECUREtrac EM professionals can help fine tune protocols and procedures to reduce program “noise”, annoyance alerts and unnecessary data.

•
Financial Services and Administration provides agencies several options in the financial administration of community supervision programs. For example, iSECUREtrac provides client billing services in which the offender/client is directly invoiced by iSECUREtrac for the cost of their electronic supervision.

•	Day Reporting Services includes the provision by iSECUREtrac of a reporting center and staff to effectively supervise release compliance by those individuals under community supervision.

Customers

Our principal customers are federal, state, county, and municipal law enforcement and corrections agencies in the United States. Our customers also include social service agencies involved with curbing juvenile delinquency and domestic violence/abuse. Other sources of revenue include large service providers with significant regional relationships who integrate iSECUREtrac systems with their own localized offender management services.

Sales and Distribution Channels

The Company markets and sells its products and services to governmental and not-for-profit agencies throughout the United States directly through its in-house sales force and indirectly through third party distributors and service providers.

Competition

We compete with a number of other companies that offer offender electronic monitoring (“EM”) products, including GPS-based products.  The following are companies considered by the Company to be its main competitors:

ProTech Monitoring, Inc. - Founded in 1995, Pro Tech is believed to have the largest market share for GPS offender monitoring.  It offers both active and passive GPS monitoring products and services. The company was purchased in January, 2007 by Dmatek, parent company of ElmoTech, an EM competitor that enjoys a much larger market share in Europe than in the United States.

BI Incorporated - BI is believed to have the largest installed base of house arrest electronic monitoring devices in the United States.  BI has a passive GPS product and has recently introduced an active GPS product.

Sentinel Monitoring Services - Sentinel has a large base of EM units as well.  Its GPS monitoring device is a consumer cell phone which has been modified to include RF capabilities.

G4S Securicor - G4S is a reseller of GPS monitoring devices.

STOP LLC - STOP offers active GPS monitoring products and services.

iSECUREtrac competes favorably by offering a reliable, feature-rich, and intuitive GPS tracking and monitoring system coupled with customer service and support.  In addition, we are the only vendor that offers Active GPS, Passive GPS, and traditional House Arrest on a single web application.

There are currently several other companies that use GPS, electronic mapping and Internet technologies to provide tracking and monitoring products and services.  The markets served by these companies include vehicle and rail car tracking, vehicle fleet management, container tracking as well as 911 emergency response services.  While the companies serving these markets do not currently sell products or services to the corrections and social services markets, these companies or others may enter this market in the future.

In general, contracts with our targeted customer base in the offender tracking market are awarded through a competitive bid process in which we must demonstrate the ability to provide services meeting stated customer specifications.  We compete by providing state-of-the-art equipment, a proprietary web-based software solution, and customer support that we believe offers the highest value to our customers.

Principal Suppliers

The Company’s GPS and RF hardware products are manufactured by third party contract manufacturers in accordance with manufacturing specifications set by the Company. The PTUs and other hardware components are designed to use off-the-shelf electronic components available for any standard electronic assembly. The Company works in partnership with contract manufacturers to manage the supply chain of electronic components for the manufacture of the Company’s products. In January of 2003, the Company contracted with Altron Inc, of Anoka, Minnesota, an ISO-9002 qualified electronics manufacturer, to be the primary manufacturer of PTUs.

Intellectual Property Rights

We have been issued four patents to date by the United States Patent Office: (i) No. 6,072,396 for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals" was issued on June 6, 2000 and will expire on December 30, 2014; (ii) No. 6,100,806, also for an "Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals" was issued on August 8, 2000 and will expire on December 30, 2014; (iii) No. 6,337,665 was issued on January 8, 2002 for an "Antenna Orientation Maintaining System in a System for Tracking Individuals and Method of Use" and will expire on April 24, 2017; and (iv) No. 6,646,617 was issued on November 11, 2003, for an "Antenna Orientation Maintaining System in a System for Tracking Individuals and Method of Use" and will expire on April 24, 2017.

We have been issued patent rights in Australia, patent No. 2000235013, issued November 17, 2005.

We have been granted a non-exclusive software license from SiRF Technology Incorporated (“SiRF”) allowing us to embed SiRF’s patented GPS technology into our products.

We assert common law copyright and statutory trade secret protection to our proprietary software. Our logo, the words “tracNET24”, Reg No. 3114715, “iSECUREtrac”, Reg No. 3159632 and the word "iSecureTrack”, Reg. No. 2520981 are registered trademarks.

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

Research and Development

In order to maintain our competitive position, we must constantly improve our products and services. Our research and development staff designs and develops products incorporating GPS technology, wireless communications, web-based reporting and data storage and transmission. Our current research and development efforts are focused on additional functionality in our PTU products for the criminal justice industry. We have also focused on improving the functionality of our tracNET24 software. During 2006 and 2005, our research and development expenses totaled $1,325,076 and $929,835, respectively.

Employees

As of December 31, 2006, the Company had 82 full-time employees on staff. Of the 82 full-time employees, four are executives, seven are administrative personnel, 13 are in sales, 13 are in customer support, 16 operate the monitoring center, two are in technology services, 14 are in operations and 13 are in engineering and development.

General Information

The Company’s principal office is located at 5078 South 111th Street, Omaha, Nebraska, 68137 (telephone: 402-537-0022) and its internet address is www.isecuretrac.com. The Company’s annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports are available free of charge through its website as soon as reasonably practicable after these documents are filed with the Securities and Exchange Commission. The information contained in the website is not part of this Report on Form 10-KSB.

Risks Relating to Our Business

The Company’s business and financial condition are subject to a number of risks and uncertainties, many of which are beyond the control of the Company. These risks and uncertainties include the following:

We have incurred significant losses and expect losses to continue.

Our revenues have not been sufficient to cover our cost of operations and other expenses, and we have yet to establish profitable operations. We incurred net losses of $5,451,636 for the year ending December 31, 2006 and $3,873,908 for the year ended December 31, 2005. As a result, on December 31, 2006, we had an accumulated deficit of $61,898,373. We do not expect our revenues to be sufficient to cover operating costs until later in 2007, and there is no assurance that we will achieve profitability at that time or that we will ever be profitable.

We will not have enough cash to repay a $6,000,000 loan unless we are able to refinance it.

During the fourth quarter of 2006, the Company received two unsecured loans totaling $6,000,000 from a private investment company that is an affiliate of the holder of all shares of our Series C Preferred Stock. Both loans bear interest at a rate of 7% per annum. These loans mature on the earlier of (i) July 1, 2008 or (ii) the first date on which the Company issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than $6,000,000. All principal and accrued interest on the loans are anticipated to be repaid from proceeds of a subsequent debt or equity financing. However, there is no assurance that we will be able to refinance these loans, and if we cannot, we will not be able to repay these loans as due.

Markets for our products and services may develop slowly.

The long-term financial viability of our company depends on our ability to attract additional customers for our GPS tracking system in order to increase revenues. There are many factors that affect the demand for our products and services that we cannot control. In particular, we sell our products to governmental agencies, such as state corrections departments. Accordingly, the acquisition and continued use of our products by these types of customers is generally subject to legislative appropriation of funds which is subject to budgetary and political considerations that change over time. Adoption of our GPS tracking system may represent a significant expenditure by these types of customers which often face restrictive budgetary constraints. In addition, contracts with governmental agencies are generally subject to a competitive bid process which is often time consuming and does not assure that we will be successful in selling our products and services or that we will be able to do so at prices that are economically beneficial for us. In addition, our industry is relatively new and many of our target customers and only now becoming aware of our products and services and the possible advantages they may provide. As a result, there is often a long sales cycle involved with sales of our products and services. Due to these market factors, the demand for GPS tracking systems is difficult to forecast and may develop slowly or sporadically.

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

In order to protect the technology and other intellectual property underlying our products and services, we rely on a combination of patents, license agreements, copyrights, trade secrets, and trademarks. We also rely on confidentiality procedures and contractual provisions to protect our intellectual property rights. There can be no assurance that any of the measures we take to protect our intellectual property rights will be adequate. There is a risk that any patents issued to us may be invalidated, circumvented, or challenged; that the rights granted thereunder will not provide competitive advantages to us; or that none of our future patent applications will be issued with the scope of protection sought by us, if at all. Furthermore, there is a risk that others may develop technologies that are similar or superior to our technology or design around any patents issued to us. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. During 2006, we were a party to a lawsuit filed by Satellite Tracking of People, LLC (“STOP”) which challenged the validity of certain of our patents. The Company denied all material allegations made by STOP and filed a counter-claim against STOP for patent infringement, seeking an injunction and damages. In May 2006, the Company entered into a settlement agreement with STOP. As a result of the settlement, this litigation has been dismissed. There is no assurance that similar claims will not be made in the future by other parties. Accordingly, we may be obligated to defend the validity of our patents at potentially significant cost to us.

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

We may issue a large number of shares to holders of preferred stock and warrants and the issuance and sale of these shares may depress the market price of our common stock.

We currently have warrants outstanding which entitle the holders thereof to acquire 4,742,386 shares of common stock. 6,287,045 shares of our common stock are issuable upon exercise of warrants to be issued upon exchange of our Preferred Stock. In addition, the holder of our Series C 8% Exchangeable Preferred Stock may convert this Preferred Stock into 4,782,609 shares of common stock. The issuance and sale of these shares is likely to result in substantial dilution to the proportionate equity interest and voting power of holders of our common stock. The sale of these shares also has potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased stock. Such an event could place further downward pressure on the price of our common stock. This presents an opportunity for short sellers to contribute to the further decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market.

In 2005, we issued a significant number of shares of Preferred Stock as part of a refinancing transaction and the holder of these shares has the ability to acquire a majority position in our common stock and appoint a majority of our Board.

On June 27, 2005, we issued 1,000,000 shares of our Series C 8% Cumulative Compounding Exchangeable Preferred Stock plus warrants to acquire 3,234,248 shares of the Company’s common stock at exercise prices ranging from $2.30 to $16.50 per share. The Preferred Stock is exchangeable for 4,782,609 shares of Common Stock and warrants to acquire 6,287,045 shares of Common Stock at an exercise price of $2.30 per share. Upon conversion of the Preferred Stock into common stock, and exercise of its warrants, the holder of the Preferred Stock will control a majority of the shares of our common stock. Prior to that time, the holder of the Preferred Stock has the right to appoint a majority of our Board of Directors. In addition, each share of Preferred Stock will have 11 votes on all other matters submitted to the vote of the Company’s stockholders. Accordingly, the holder of our Preferred Stock holds a majority of the voting power held by all stockholders of the Company. If the holder of the Preferred Stock exchanges its Preferred Stock for shares of the Company’s common stock and exercises all of its warrants, it would own approximately 57% of the issued and outstanding shares of the Company’s common stock.

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

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Item 2. Description of Property

The Company leases approximately 11,477 square feet of office space located at 5078 South 111th Street, Omaha, Nebraska. The lease was amended on December 18, 2006 to extend the term of the lease to December 31, 2009. The base rent for this property is recorded on a straight line basis at $6,652 per month, and the Company’s pro rata share of operating expenses on the leased premises is $3,275 per month. Most of the Company’s administrative, service, and other business operations are conducted at this location.

The Company also leases approximately 1,800 square feet of office space located at 11132 Q Street, Omaha, Nebraska. The lease term commenced on January 1, 2007, and ends on December 31, 2009. The base rent for this property is recorded on a straight line basis at $1,125 per month. The Company plans to re-locate its monitoring center to this location.

In the opinion of management, the properties under lease are adequate for the Companies current and reasonably foreseeable needs.

Item 3. Legal Proceedings

On March 8, 2007, a lawsuit was filed by Pro Tech Monitoring, Inc. (“Pro Tech") against the Company in United States District Court for the Middle District of Florida. Pro Tech alleges that the Company has infringed and continues to infringe on a U.S. patent held by Pro Tech relating to GPS tracking and monitoring apparatus and systems. The action filed by Pro Tech seeks an injunction and monetary damages. The Company denies all material allegations made by Pro Tech and intends to vigorously defend itself against this lawsuit. The Company is unable to predict the outcome of this lawsuit at this time.

Item 4. Submission of Matters to a Vote of Security Holders

On December 13, 2006, the stockholders of the Company took action by written consent in lieu of a meeting to amend our Certificate of Incorporation in order to increase the number of shares of preferred stock the Company is authorized to issue from 1,000,000 to 5,000,000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

iSECUREtrac’s common stock is listed on the OTC Bulletin Board under the trading symbol “ISEC”. Until September 19, 2005, the effective date of our recent one-for-ten reverse stock split, our common stock was quoted on the OTC Bulletin Board under the symbol “ISRE”. All prices have been adjusted to reflect the one-for-ten reverse stock split that occurred on September 19, 2005. The following table sets forth the high and low sale prices for the Company’s common stock during each calendar quarter of 2005 and 2006:

Year	Quarter	High	Low
	1st	$3.70	$2.10
2005	2nd	$2.70	$1.60
	3rd	$2.90	$1.50
	4th	$2.90	$1.60
	1st	$2.77	$1.75
2006	2nd	$3.10	$2.01
	3rd	$2.59	$2.05
	4th	$2.25	$0.85

The source of the foregoing information is Bloomberg, LP Quotations and reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

As of February 9, 2007 there were approximately 377 stockholders of record for the Company’s common stock. The Company has not declared any dividends on shares of Common Stock and has no plans to do so in the foreseeable future.

No stock repurchases were made by the Company during the fourth quarter of 2006.

Information regarding shares of the Company’s common stock under equity compensation plans and executive employment agreements maintained by the Company as of December 31, 2006 is set forth in the following table:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	807,681	$2.11	2,343,311
Equity compensation plans not approved by security holders	1,161,435	$2.52	0
Total	1,969,116	$2.35	2,343,311

Equity compensation plans approved by security holders consist of our 2006 Omnibus Equity Incentive Plan and 2001 Omnibus Equity Incentive Plan. The exercise prices for options issued under these plans range from $0.90 to $2.95 per share. Equity compensation plans not approved by security holders consist of options issued to employees per their employment agreements or per performance bonuses. Exercise prices for these options range from $1.445 to $4.90 per share.

All previously unreported, unregistered sales of common stock during 2006 are as follows:

Date Issued	Title	Amount of Securities Sold	Security Holder	Description of Transaction	Cash to Company

03/27/06	Common Stock	996	Various Directors	Shares issued for directors' fees	N/A
05/16/06	Common Stock	700	Various Directors	Shares issued for directors' fees	N/A
08/09/06	Common Stock	834	Various Directors	Shares issued for directors' fees	N/A
12/01/06	Common Stock	1,052	Various Directors	Shares issued for directors' fees	N/A

The shares of common stock issued in the above table were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act. The shares of common stock were issued solely to our nonemployee directors as partial payment of director’s fees. All such shares are subject to restrictions on resale.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following table provides a breakdown of selected results of operations for the years ended December 31, 2006 and 2005 and is the basis for the following discussion of the results of operations:

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005	Change
Revenues:
Equipment leasing & hosting	$7,380,526	$4,821,632	$2,558,894
Equipment sales	325,153	38,605	286,548
Gain on sale-leaseback transactions-related party	273,388	671,687	(398,299)
Service	84,776	57,859	26,917
Total revenues	8,063,843	5,589,783	2,474,060
Operating expenses:
Cost of revenues	3,574,126	2,876,779	697,347
Research and development	1,325,076	929,835	395,241
Sales, general and administrative	8,457,883	5,160,282	3,297,601
Total operating expenses	13,357,085	8,966,896	4,390,189
Operating loss	(5,293,242)	(3,377,113)	(1,916,129)
Other income (expense):
Interest income	87,428	100,927	(13,499)
Interest expense	(245,822)	(629,559)	383,737
Other, net	-	31,837	(31,837)
Total other income (expense)	(158,394)	(496,795)	338,401
Loss before provision for income taxes	(5,451,636)	(3,873,908)	(1,577,728)
Provision for income taxes	-	-	-
Net loss	$(5,451,636)	$(3,873,908)	$(1,577,728)
Preferred stock dividends and accretion	(1,112,299)	(549,108)	(563,191)
Net loss available to common stockholders	$(6,563,935)	$(4,423,016)	$(2,140,919)
Basic and diluted loss per common share	$(0.61)	$(0.45)
Weighted average shares of common stock outstanding	10,753,487	9,910,337

See Notes to Consolidated Financial Statements.

Equipment Leasing and Hosting Revenue

Equipment Leasing and Hosting Revenue is derived from the fees charged to customers for the use of the Company’s offender monitoring software including tracNET24, hosting offender data, the rental of offender monitoring equipment, and ancillary charges directly related to the monitoring of offenders. For the year ended December 31, 2006, Equipment Leasing and Hosting Revenues were $7,380,526 compared to $4,821,632 during 2005. This increase is attributable to the increase in the number of units under lease. Leasing, hosting, and service revenues are recognized upon performance of the respective service. Leasing and hosting contracts with customers are typically for twelve months.

Equipment Sales Revenue

Equipment Sales Revenue is derived from the sale of offender monitoring equipment. For the year ended December 31, 2006, Equipment Sales Revenues were $325,153 compared to $38,605 during the same period in 2005. Approximately $214,000 of the increase was attributable to the sale in 2006 of hosting equipment to a customer that implemented its own GPS host monitoring system. Without this non-recurring sale, revenues from the sale of monitoring equipment increased by $72,728 in 2006 compared to 2005 due to increased sales of units to customers to replace lost and damaged units. In general, our business plan is to lease monitoring equipment rather than to sell it to customers. Accordingly, we do not expect significant increases in revenues from equipment sales. Revenues from monitoring equipment sold in conjunction with a hosting agreement for tracking and monitoring services on tracNet24 are recognized ratably over the initial term of the hosting agreement which is typically for one year. Revenues from monitoring equipment sold without a hosting agreement and from hosting equipment are recognized when goods are received by the customer.

Gain on Sale-leaseback Transactions

The Company finances much of its monitoring equipment through sale-leaseback agreements, primarily with a leasing company owned by a related party. Under these agreements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a gain or at cost, and then leases it back from the leasing company. If the monitoring equipment is sold to the leasing company at a gain, this gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years). The Gain on Sale-leaseback Transactions consists of amortization of this deferred gain. For the year ended December 31, 2006, the Gain on Sale-leaseback Transactions with related parties was $273,388 compared to $671,687 during 2005. This decrease is attributable to the maturity of three of the capital leases associated with these transactions. As of December 31, 2006, the Company had nine capital leases in conjunction with these transactions. Five of the nine capital leases consisted of equipment being sold at cost. As of December 31, 2005, the Company had seven capital leases in conjunction with these transactions.

Service Revenue

Service Revenue consists of sales of non-core services including licensing fees, server maintenance agreements and monitoring equipment repairs. For the year ended December 31, 2006, Service Revenue was $84,776 compared to $57,859 for 2005. This increase is attributable to the increase in equipment repairs of deployed monitoring units.

Cost of Revenues

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. Costs of revenues are recorded as products are delivered or services are performed. A portion of the cost of revenues consists of the amortization of product development costs, which began in March 2002. For the year ended December 31, 2006, Cost of Revenues was $3,574,126, compared to $2,876,779 during 2005. This increase is primarily due to increased amortization, increased communication costs and third party service and monitoring costs of supporting additional units in the field.

Research and Development

Research and Development expenses are the direct costs associated with iSECUREtrac’s development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the Company’s own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $1,325,076 for the year ended December 31, 2006, compared to $929,835 for 2005. This increase in research and development expenses was the result of additional testing and configuration expenses and increased costs related to the development of our next generation product.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations of the Company, other than the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, travel, communications, office leases and supplies, marketing, advertising, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the year ended December 31, 2006, SG&A expenses increased to $8,457,883 from $5,160,282 of SG&A expenses incurred during 2005.

The increase in SG&A expenses was largely due to the increases in compensation expense, bad debt expense, travel expense, consulting fees and liability insurance premiums. Compensation expenses increased from $2,485,297 in 2005 to $3,987,138 in 2006 primarily due to the hiring of additional non-Research and Development employees during the year who were primarily hired to provide customer support and monitoring to our expanding customer base. Compensation expense also included $395,279 of stock based compensation expense during 2006 resulting from the adoption of FAS# 123(R) by the Company on January 1, 2006. Stock based compensation expense is recognized using the fair-value based accounting method for all employee awards granted during the year. FAS# 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. For the year ended December 31, 2005, stock-based compensation expense was $13,680. Bad debt expense increased from $161,000 in 2005 to $658,000 in 2006 due to our decision to write off delinquent accounts from several service provider customers. The Company has changed its service provider business model to better manage those types of accounts. Travel expense increased from $576,522 in 2005 to $802,144 in 2006 due to an increase in the number of employees and increased efforts with respect to bidding on service contracts with governmental agencies. Consulting fees increased from $76,804 in 2005 to $279,786 in 2006 as we relied more heavily on outside consultants and lobbyists to respond to an increasing number of requests for proposals. Liability insurance premiums increased from $244,208 in 2005 to $434,368 in 2006 due to the increase in the Company’s revenues over the same period.

Operating Loss

For the twelve months ended December 31, 2006, operating loss was $5,293,242, compared to $3,377,113 for the same period in 2005. The increase is primarily attributable to increases in Cost of Revenues and SG&A expenses as described above which more than offset higher revenues generated during the year.

Interest Income

For the year ended December 31, 2006, interest income was $87,428, compared to interest income of $100,927 in the comparable period of 2005. The Company received a cash investment from the sale of Preferred Stock and warrants in June 2005, and the proceeds from this investment that were not needed for immediate working capital needs or debt repayment were invested in government securities and certificates of deposits with the Company’s primary bank. As these funds were needed for working capital purposes, they were not reinvested in such securities as they matured and, as a result, interest earnings declined in the twelve months ended December 31, 2006, compared to the same period of 2005.

Interest Expense

For the year ended December 31, 2006, interest expense totaled $245,822, compared to interest expense of $629,559 during 2005. This decrease was due to a significant reduction in the Company’s debt in 2005 pursuant to the Company’s recapitalization plan.

Net Loss

For the year ended December 31, 2006, the Company had a net loss of $5,451,636 compared to a net loss of $3,873,908 in 2005, for the reasons described above.

Preferred Stock Dividends and Accretion

For the year ended December 31, 2006, preferred stock dividends and accretion totaled $1,112,299, as compared to $549,108 for 2005. This increase was due to the Series C Exchangeable Preferred Stock being outstanding for the entire twelve month period in 2006 compared to being outstanding for approximately six months in 2005. The Series C Exchangeable Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Net Loss Available to Common Stockholders

For the year ended December 31, 2006, there was a net loss available to common stockholders of $6,563,935 compared to $4,423,016 in 2005. The reasons for these changes are described above.

Liquidity and Capital Resources

For the year ended December 31, 2006, the Company used $3,599,456 of cash in operating activities, generated $1,293,626 in investing activities, and generated $5,904,889 in cash from financing activities.  The total of all cash flow activities resulted in an increase of $3,599,059 in the balance of cash for the year ended December 31, 2006.  During the year ended December 31, 2005, the Company used $4,021,753 of cash in operating activities and another $4,785,399 in investing activities.  The Company generated $9,504,781 from financing activities, which included the sale of $11 million of Preferred Stock and Warrants.  The total of all cash flow activities in 2005 resulted in an increase in the balance of cash of $697,629.

The Company converted $189,420 and $3,944,050 of its long-term debt, notes payable and accrued interest into common stock during 2006 and 2005, respectively.  The Company made principal payments on long-term debt and notes payable totaling $1,348,200 and $3,338,007 during 2006 and 2005, respectively.  At December 31, 2006, the Company had $0 in short-term and $6,000,000 in long-term debt.

During the fourth quarter of 2006, the Company received two unsecured loans totaling $6,000,000 from a private investment company that is an affiliate of the holder of all shares of our Series C Preferred Stock. Both loans bear interest at a rate of 7% per annum. These loans mature on the earlier of (i) July 1, 2008 or (ii) the first date on which the Company issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than $6,000,000.

The lender of the $6,000,000 is an affiliate of Mykonos 6420 LP (“Mykonos”). As the sole holder of the Company’s Series C Preferred Stock, Mykonos has the right to elect a majority of the Company's Board of Directors. The terms of the two notes were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

The proceeds of the loans will be used to meet the Company’s working capital needs and are anticipated to be repaid from proceeds of a subsequent debt or equity financing. The Special Committee of the Board of Directors is currently evaluating alternative financing transactions which may include, but are not limited to, issuances of common or preferred stock or mezzanine level debt. It is possible that one or more affiliates of Mykonos may provide some or all of this longer term financing for the Company, but no commitment has been received from any affiliate of Mykonos to provide such financing.

During 2006, the Company closed on a $2,250,000 asset-based credit facility from a related party for the purchase of its monitoring equipment. The advances against this line are secured by the Company’s revenue generating monitoring equipment. As of December 31, 2006, the Company had taken a total of $1,250,000 against the $2,250,000 available under this facility which were structured as capital lease agreements leaving $1,000,000 available for future financing transactions. In total, as of December 31, 2006, the Company had nine capital lease facilities in place which were used to finance offender monitoring equipment. All nine of these capital leases were sale-leaseback transactions with a related party. Under these sale-leaseback arrangements, the Company sells the inventory to the credit facility provider and then leases the equipment back. All capital leases are treated as financing transactions with four of the leases carrying interest rates of 9.50% per annum and five of them carrying interest rates of 12.00% per annum. Maturity dates on these capital leases run from September 2007 to October 2009. As of December 31, 2006, the aggregate balance on these nine capital leases totaled $1,585,172, of which $891,070 is current and the balance of $694,102 is classified as long-term debt.

By the end of 2006, the Company was incurring approximately $300,000 in recurring monthly costs of revenues and $750,000 in recurring monthly operating expenses.  Approximately 62% of the recurring monthly operating expenses consisted of salaries, wages, payroll taxes, health insurance and other employee benefits.  In addition to these recurring monthly operating expenses, the Company’s other principal uses of cash are the payment of other recurring monthly operating expenses, the acquisition of monitoring equipment and the financing of its receivables. In general, the Company meets its liquidity needs from its current revenues, from cash and cash equivalents (including the proceeds of the $6,000,000 loan from an affiliate of Mykonos), and through capital leasing arrangements. As of December 31, 2006, the Company had $4,341,685 in cash and cash equivalents.

The Company’s financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company believes that its current working capital, combined with the remaining available amount from the above mentioned credit facility, are sufficient to meet its liquidity needs through the end of 2007.  At that time, the Company may need to close on an additional equity investment transaction or debt financing to have sufficient capital to satisfy liquidity needs through 2008 and beyond. However, if the Company is unable to obtain additional capital, it will need to take other steps, including imposition of significant cost reductions, in order to maintain operations.

Reverse Stock Split

On September 19, 2005, the Company effected a 1 for 10 reverse stock split of the Company’s common stock.  Each outstanding ten (10) shares of our common stock, par value $.001 per share, was automatically combined and converted into one (1) share of our common stock, par value $.001.  There was no decrease in the total number of shares of authorized capital stock as a result of the Reverse Stock Split and no fractional shares resulted from the Reverse Stock Split, rather any holder of shares not evenly divisible by ten (10) received one additional whole share of common stock for such fractional share resulting from the combination and such additional share duly issued, fully paid and nonassessable.  All share and per share amounts have been retro-actively restated to reflect the reverse stock split.

Critical Accounting Policies

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This requires management to make estimates and judgments that affect reported amounts and related disclosures. Actual amounts will differ from those estimates. The significant accounting policies are described in Note 1 to the audited Consolidated Financial Statements. Of those policies, the following have been identified as the most critical because they are the most important to the portrayal of the Company’s results of operations and financial condition and they require subjective or complex management judgments:

Revenue recognition

Revenue is recognized related to the sale and leasing of PTUs and for services provided through tracNET24. A daily service fee is charged for each PTU which the customer desires to have tracked from time to time. The customer initiates tracking by entering an activation command on an appropriate tracNET24 screen and, similarly, stops the tracking by entering a deactivation command. The daily fee for tracNET24 is only charged from the time of activation to the time of deactivation for each PTU. These services are billed in arrears on a monthly basis as the service is rendered to the customer. Revenue related to the daily service fee for leasing and hosting our PTU’s was $7,380,526 and $4,821,632 for the years ended December 31, 2006 and 2005, respectively. For PTUs that are sold, the customer is billed and revenue is recognized over the life of the related contract. For PTUs that are leased, the customer is billed in arrears on a monthly basis for all units under lease, and revenue is recognized monthly over the lease term.

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

As of May 31, 2006, the Company’s stock-based compensation plan titled the 2001 Omnibus Equity Incentive Plan expired. On May 4, 2006, at the Company’s annual meeting of stockholders, the stockholders approved the adoption of the Company’s newly created 2006 Omnibus Equity Incentive Plan which became effective on May 31, 2006. Prior to May 31, 2006, the Company also granted stock-based compensation under executive employment agreements. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which measures compensation as the difference between the fair market value of the stock at the date of award and the amount required to be paid for the stock (intrinsic value method). The Company accounted for modifications of previously issued fixed stock option awards under the accounting consequences of modifications to a fixed stock option or award of APB Opinion No. 25 and related interpretations. Accordingly, the options were accounted for as variable from the date of the modification to the date the option is exercised, forfeited, or expires unexercised.

Impairment of Long-Lived Assets.

The Company evaluates goodwill for impairment on an annual basis. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future undiscounted and discounted cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. The Company recorded no impairment charges for the years ended December 31, 2006 and December 31, 2005

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7. Financial Statements.

See “Item 13 Exhibits” for the Consolidated Financial Statement and the notes thereto filed as part of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

Not applicable

PART III

Incorporated by reference in Items 9 to 12, and 14 below are certain sections of the definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2006 (the “Proxy Statement”).

Item 9. Directors and Executive Officers of the Registrant.

The information about directors required to be furnished pursuant to this Item 9 is incorporated by reference to the Proxy Statement under the heading “ELECTION OF DIRECTORS”. Information regarding non-director executive officers of the Company is set forth below.

David G. Vana, age 45, was appointed Chief Financial Officer in August 2003. From November, 2001 to August, 2003, Mr. Vana served as Senior Vice President of Product Development where he led the development of the Company’s offender monitoring products. Mr. Vana was with Telemarket Resources International (TRI), an Omaha, Nebraska company that provides message broadcasting and direct marketing products to the telecommunications industry, from May 2000 until October 2001 where he served as a Board Member and CFO. Prior to that, he was with Ernst & Young's Management Consulting Practice in Kansas City, Missouri. Mr. Vana previously was the CFO for Pyramid Computing Solutions, Director of Financial Systems for MFS Communications and Accounting Manager for America First Companies. He has extensive experience in strategic planning, project management, accounting and finance. Mr. Vana has a BSBA and an MBA from the University of Nebraska at Omaha.

Edward J. Sempek, age 45, was appointed Senior Vice President, Operations & Business Development in August 2003. From November, 2001 to August, 2003, Mr. Sempek served as Senior Vice President of Sales & Marketing. Mr. Sempek served as Executive Vice President at Telemarket Resources International (TRI) from January 2000 to October 2001. Mr. Sempek is an entrepreneur, having owned a number of successful businesses over the past two decades including Pyramid Computing Solutions, Inc., which was acquired by TRI. Mr. Sempek was previously employed with Sprint, a large global communications company, from 1989 to 1995. He served as Major Account Manager, National Account Manager, Area Sales Manager and Regional Data Sales Manager with Sprint. In 1994 he was the number two Area Sales Manager in the country.

David G. Sempek, age 44, was appointed Chief Technology Officer in November 2001. Mr. Sempek served as Chief Technical Officer at Telemarket Resources International (TRI) from January 1999 to October 2001. Mr. Sempek also served as Vice President of Information Services at Pyramid Computing Solutions Inc. from January 1993 to December 1999. Mr. Sempek has a Bachelor of Electrical Engineering with distinction from the University of Minnesota. He specializes in computer science and programming and has written thesis material on the "Implementation of Algorithms for VLSI Layout."

Item 10. Executive Compensation.

The discussion under the heading “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The discussion under the heading “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits.

(a) The following documents are filed as part of this report:

1.	Financial Statements of the Company. Reference is made to the Index to Financial Statements on Page F-0.

2.	Exhibits.

3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (13)

3.02	Restated Bylaws of the Company (1)

3.03	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (3)

3.04	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company (9)

3.05	Certificate of Designations, Preferences and Rights of Series C Exchangeable Preferred Stock of the Company (12)

4.01	Form of Common Stock Certificate (1)

10.01	License Agreement with SiRF Technology, Inc. (1)

10.02	ADT Distribution Agreement (3)

10.03	ADT Hosting Agreement (3)

10.04	Preferred Distributor Agreement with Premier Geografix LTD. (7)

10.05	Share Exchange Agreement with Tracking Systems Corporation (8)

10.06	Employment Agreement between the Company and Thomas E. Wharton, Jr. (6)

10.07	Employment Agreement between the Company and David G. Vana (5)

10.08	Employment Agreement between the Company and Edward J. Sempek (5)

10.09	Employment Agreement between the Company and David G. Sempek (5)

10.10	Employment Agreement between the Company and Peter A. Michel (17)

10.11	Agreement Among Noteholders (10)

10.12	Debt Conversion between the Company and Roger Kanne (11)

10.13	Debt Conversion between the Company and Martin Halbur (11)

10.14	Debt Conversion between the Company and Kenneth Macke (11)

10.15	Debt Conversion between the Company and Buckshot Capital, LLC (11)

10.16	Business Office Lease (11)

10.17	Business Office Lease Amendment

10.18	Securities Purchase Agreement (14)

10.19	Registration Rights Agreement (15)

10.20	Warrant Agreement (16)

10.21	2001 Omnibus Equity Incentive Plan (4)

10.22	2006 Omnibus Equity Incentive Plan (18)

10.23	Indemnification Agreement in favor of AHK Leasing, LLC (19)

21.01	Subsidiaries of the Company

23	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s registration statement under Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(2)	Not Used

(3)	Incorporated by reference from the registrant’s registration statement under Form SB-2 filed on November 30, 2001 (Commission File No. 333-74762).

(4)
Incorporated by reference from the Notice of Annual Meeting of Stockholders and Proxy Statement contained in Registrant’s Definitive Proxy Statement under Schedule 14A, filed with the SEC on May 14, 2001 (Commission File No. 0-26455).

(5)	Incorporated by reference from the registrant’s current report under Form S-8 filed on May 22, 2002 (Commission File No. 333-88798).

(6)	Incorporated by reference from the registrant’s current report under Form S-8 filed on April 16, 2004 (Commission File No. 333-114513).

(7)	Incorporated by reference from the registrant’s current report under Form 8-K filed on March 18, 2003 (Commission File No. 0-26455).

(8)	Incorporated by reference from the registrant’s current report under Form 8-K filed on November 12, 2003 (Commission File No. 0-26455).

(9)	Incorporated by reference from the registrant’s registration statement under Form SB-2 filed on August 11, 2004 (Commission File No. 333-118135).

(10)	Incorporated by reference from the registrant’s current report under Form 8-K filed on February 10, 2005 (Commission File No. 0-26455)

(11)	Incorporated by reference from the registrant’s current report under Form 10-KSB filed on March 31, 2005 (Commission File No. 0-26455).

(12)	Incorporated by reference from the registrant’s current report under Form 8-K filed on June 23, 2005. (Commission File No. 0-26455).

(13)	Incorporated by reference from the registrant’s current report under Form 8-K filed on December 14, 2006. (Commission File No. 0-26455).

(14)	Incorporated by reference from the registrant’s current report under Form 8-K filed on June 23, 2005. (Commission File No. 0-26455).

(15)	Incorporated by reference from the registrant’s current report under Form 8-K filed on June 29, 2005. (Commission File No. 0-26455).

(16)	Incorporated by reference from the registrant’s current report under Form 8-K filed on June 29, 2005. (Commission File No. 0-26455).

(17)	Incorporated by reference from the registrant’s current report under Form 8-K filed August 8, 2006 (Commission File No. 0-26455).

(18)	Incorporated by reference from the registrant’s current report under Form 10-QSB filed on August 11, 2006. (Commission File No. 0-26455).

(19)	Incorporated by reference from the registrant’s current report under Form 8-K filed February 22, 2007 (Commission File No. 0-26455).

Item 14. Principal Accountant Fees and Services

The discussion under the heading “Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISecureTrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel Chief Executive Officer

By:	/s/ David G. Vana
David G. Vana Chief Financial Officer

Dated: March 12, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Kanne *	Chairman of the Board of Directors,	March 12, 2007
Roger J. Kanne	Director

/s/ Peter A. Michel	President, Chief Executive Officer, Director	March 12, 2007
Peter A. Michel

/s/ David G. Vana	Chief Financial Officer	March 12, 2007
David G. Vana

/s/ Joseph A. Ethridge *	Director	March 12, 2007
Joseph A. Ethridge

/s/ Robet W. Korba *	Director	March 12, 2007
Robert W. Korba

/s/ Bruce Leadbetter *	Director	March 12, 2007
Bruce Leadbetter

/s/ Ravi Nath *	Director	March 12, 2007
Ravi Nath

* Peter A. Michel, by signing his name hereto, signs this annual report on behalf of each person indicated. A Power-of-Attorney authorizing Peter A. Michel to sign this annual report on Form 10-KSB on behalf of each of the indicated Directors of iSECUREtrac Corp. has been filed herein as Exhibit 24.

By:	/s/ Peter A. Michel
Peter A. Michel Attorney-In-Fact

iSECUREtrac Corp. and Subsidiaries
Consolidated Financial Report

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
iSECUREtrac Corp.
Omaha, Nebraska

We have audited the accompanying Consolidated Balance Sheet of iSECUREtrac Corp. and subsidiaries as of December 31, 2006, and the related Consolidated Statements of Operations, Stockholders' Deficit and Cash Flows for the years ended December 31, 2006, and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iSECUREtrac Corp. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006, and 2005, in conformity with U.S. generally accepted accounting principles.

As described in Note 7 to the financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as required by Statements of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”.

/s/ McGladrey & Pullen, LLP
Kansas City, Missouri
March 12, 2007

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS
Current Assets
Cash and cash equivalents (Note 13)	$4,341,685
Accounts receivable, net of allowance for doubtful accounts of $171,409 in 2006 (Note 13)	2,284,177
Inventories	61,021
Prepaid expenses and other	74,608
Total current assets	6,761,491
Equipment, net of accumulated depreciation of $336,721	382,072
Leasehold improvements, net of accumulated depreciation of $9,535	67,396
Monitoring equipment, net of accumulated depreciation of $4,904,883 (Notes 3, 5 & 10)	2,930,429
Intangibles, net of accumulated amortization of $767,598 (Note 4)	143,924
Goodwill (Note 4)	2,302,179
Other assets	66,045
Total assets	$12,653,536
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Current maturities of long term debt (Notes 5, 10 & 12)	$891,070
Accounts payable and accrued expenses	847,765
Deferred revenues & gain on sale-leaseback transaction (Note 10)	423,349
Accrued interest payable (Note 5)	37,838
Total current liabilities	2,200,022
Long-term debt, less current maturities (Notes 5, 10 & 12)	6,694,102
Redeemable convertible Series C preferred stock, 5,000,000 shares designated at
$0.01 par value; 1,000,000 issued and outstanding (Note 8)	10,696,697
Commitments and contingency (Note 10)
Stockholders' (Deficit) (Notes 7 & 8)
Common stock, 75,000,000 share authorized at $0.001 par value;
10,773,454 issued and outstanding	10,773
Additional paid-in capital	54,950,315
Accumulated deficit	(61,898,373)
Total stockholders' (deficit)	(6,937,285)
Total liabilities and stockholders' (deficit)	$12,653,536

See Notes to Consolidated Financial Statements.

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005
Revenues:
Equipment leasing & hosting (Note 13)	$7,380,526	$4,821,632
Equipment sales	325,153	38,605
Gain on sale-leaseback transactions - related party (Notes 10 & 12)	273,388	671,687
Service	84,776	57,859
Total revenues	8,063,843	5,589,783
Operating expenses:
Cost of revenues	3,574,126	2,876,779
Research and development	1,325,076	929,835
Sales, general and administrative	8,457,883	5,160,282
Total operating expenses	13,357,085	8,966,896
Operating loss	(5,293,242)	(3,377,113)
Other income (expense):
Interest income	87,428	100,927
Interest expense (Note 5)	(245,822)	(629,559)
Other, net	-	31,837
Total other income (expense)	(158,394)	(496,795)
Loss before provision for income taxes	(5,451,636)	(3,873,908)
Provision for income taxes (Note 6)	-	-
Net loss	$(5,451,636)	$(3,873,908)
Preferred stock dividends and accretion (Note 8)	(1,112,299)	(549,108)
Net loss available to common stockholders	$(6,563,935)	$(4,423,016)
Basic and diluted loss per common share	$(0.61)	$(0.45)
Weighted average shares of common stock outstanding	10,753,487	9,910,337

See Notes to Consolidated Financial Statements.

iSECUREtrac Corp. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' (DEFICIT)
Years Ended December 31, 2006 and 2005

	Series B
	Convertible				Additional
	Preferred Stock		Common Stock		Paid -in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2004	300	295,000	8,865,156	8,866	48,673,982	(51,206,198)	(2,228,350)
Issuance of warrants, net of offering costs	-	-	-	-	1,543,396	-	1,543,396
Shares issued upon conversion of notes	-	-	1,679,254	1,679	3,942,371	-	3,944,050
Shares issued upon exercise of options	-	-	6,100	6	17,169	-	17,175
Shares issued upon exercise of warrants	-	-	76,087	76	174,924	-	175,000
Shares issued for director's fees	-	-	7,599	8	16,992	-	17,000
Compensation related to stock options issued	-	-	-	-	13,680	-	13,680
Registration offering costs	-	-	-	-	(28,073)	-	(28,073)
Shares issued upon conversion of Series B preferred stock	(300)	(295,000)	50,010	50	294,950	-	-
Shares issued in lieu of partial shares pursuant to reverse split	-	-	323	-	-	-	-
Series C preferred stock dividends	-	-	-	-	-	(450,850)	(450,850)
Accretion to redemption value of preferred stock	-	-	-	-	(98,258)	-	(98,258)
Net loss	-	-	-	-	-	(3,873,908)	(3,873,908)
Balance, December 31, 2005	-	$-	10,684,529	$10,685	$54,551,133	$(55,530,956)	$(969,138)
Shares issued upon conversion of notes	-	-	83,958	83	189,337	-	189,420
Shares issued upon exercise of options	-	-	1,385	1	3,088	-	3,089
Shares issued for director's fees	-	-	3,582	4	7,996	-	8,000
Compensation related to stock options issued	-	-	-	-	395,279	-	395,279
Series C preferred stock dividends	-	-	-	-	-	(915,781)	(915,781)
Accretion to redemption value of preferred stock	-	-	-	-	(196,518)	-	(196,518)
Net loss	-	-	-	-	-	(5,451,636)	(5,451,636)
Balance, December 31, 2006	-	$-	10,773,454	$10,773	$54,950,315	$(61,898,373)	$(6,937,285)

See Notes to Consolidated Financial Statements.

iSECUREtrac CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005
Cash Flows From Operating Activities
Net loss	$(5,451,636)	$(3,873,908)
Depreciation and amortization	1,719,549	1,822,629
Expenses paid by issuance of stock, warrants, and options in lieu of cash	403,279	30,680
Accretion of investment discount	-	(53,940)
Gain on sale - leaseback transactions	(273,388)	(671,687)
Increase in deferred revenue	260,897	-
(Increase) in accounts receivable	(665,704)	(568,819)
(Increase) decrease in interest receivable	3,555	(3,555)
Decrease in inventories	61,718	18,199
(Increase) decrease in prepaid expenses	8,752	(7,626)
Increase (decrease) in accounts payable and accrued expenses	308,422	(584,058)
Increase (decrease) in accrued interest payable	25,100	(129,668)
Net cash used in operating activities	(3,599,456)	(4,021,753)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(295,901)	(81,914)
Purchases of monitoring equipment	(1,908,464)	(1,367,040)
Proceeds from maturity of investments	6,350,000	-
Purchase of investments	(2,904,224)	(3,391,836)
Decrease in other assets	52,215	55,391
Net cash provided by (used in) investing activities	1,293,626	(4,785,399)
Cash Flows From Financing Activities
Principal proceeds from notes	-	1,700,000
Principal payments on notes	-	(1,915,654)
Principal proceeds from long-term debt	7,250,000	400,000
Principal payments on long-term debt	(1,348,200)	(1,422,353)
Proceeds from the exercise of options and warrants	3,089	192,175
Registration offering costs	-	(28,073)
Proceeds from issuance of Series C preferred stock, net of offering costs	-	10,578,686
Net cash provided by financing activities	5,904,889	9,504,781
Increase in cash	3,599,059	697,629
Cash at beginning of period	742,626	44,997
Cash at end of period	$4,341,685	$742,626
Supplemental Disclosure of Cash Payments for
Interest	220,721	759,227
Supplement Disclosure Of Noncash Investing and Financing Activities
Issuance of Common and Preferred Stock in lieu of payment on
long-term debt, notes payable and accrued interest payable	189,420	3,944,050
Issuance of Common Stock upon Conversion of Series B Preferred Stock	-	294,500
Preferred stock dividends and accretion	1,112,299	549,108
Increase (decrease) in restricted cash and stockholders' escrow liability	-	(700,000)
Deferred gain on sales-leaseback recorded on sale of monitoring equipment	-	237,144

See Notes to Consolidated Financial Statements.

iSECUREtrac CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business

iSECUREtrac Corp. and subsidiaries (“iSECUREtrac” or the “Company”) design, develop, produce, sell, lease and support wireless products and services relating to the tracking, monitoring, and reporting of individuals and objects. The Company’s products are designed to enhance productivity, reduce costs, and improve overall response using on-line access to information previously maintained on a variety of media. Today, the Company primarily markets to the criminal justice industry for continuous electronic monitoring of criminal offenders.

Reverse Stock Split

On September 19, 2005, the Company effected a 1 for 10 reverse stock split of the Company’s common stock. Each outstanding ten (10) shares of our common stock, par value $.001 per share, was automatically combined and converted into one (1) share of our common stock, par value $.001. There was no decrease in the total number of shares of authorized capital stock as a result of the Reverse Stock Split and no fractional shares resulted from the Reverse Stock Split, rather any holder of shares not evenly divisible by ten (10) received one (1) additional whole share of common stock for such fractional share resulting from the combination and such additional share was duly issued, fully paid and nonassessable. All share and per share amounts have been retro-actively restated to reflect the reverse stock split.

Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of iSECUREtrac and its wholly-owned subsidiaries, iSt Services, Inc., formed September 25, 2002, and Tracking Systems Corporation, acquired on August 28, 2003. All material intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents: For financial statement purposes, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates fair value due to the nature of the maturity period.

Investments: The Company’s investments are stated at amortized cost which approximates fair value.

Trade accounts receivable: Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. The Company offers credit terms to select customers of up to 45 days. Additionally, the Company reserves the right to assess finance charges on delinquent accounts where such charges are permitted. Accounts are considered delinquent after 45 days. There was $658,073 of bad debt expenses for 2006 and $161,131 for 2005.

Notes to Consolidated Financial Statements

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

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future undiscounted and discounted cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. With respect to the Company’s monitoring equipment, the Company recorded no impairment charges for the years ended December 31, 2006 and December 31, 2005

Product development: The Company capitalized software and hardware development costs in accordance with the SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company began amortizing these costs in 2002 on a straight-line basis over an estimated economic useful life of three years. The costs were fully amortized at December 31, 2005, with amortization expense of $52,477 recorded in that year.

Goodwill: Goodwill represents the excess of purchase price paid over the net identifiable assets of the acquired business. It is subject to annual tests for impairment. The Company has recorded no impairment charges related to goodwill for the years ended December 31, 2006, and 2005.

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

Notes to Consolidated Financial Statements

	December 31, 2006	December 31, 2005
Shares issuable upon conversion of Series C Exchangeable Preferred Stock	4,782,609	4,782,609
Shares issuable upon conversion of Other Convertible Notes	-	273,579
Common stock options outstanding	1,969,116	1,121,412
Common stock warrants outstanding	4,742,386	5,005,155

Revenue recognition and deferred revenue: Revenues from equipment sold in conjunction with a hosting agreement are recognized ratably over the initial term of the hosting agreement. Revenues from equipment sold irrespective of a hosting agreement are recognized when goods are received by the customer. Equipment is shipped FOB destination. Leasing, hosting, and service revenues are recognized upon performance of the respective service. Gains on sale-leaseback transactions are recorded as a liability and recognized as income ratably over the term of the respective equipment lease (typically 2-3 years). Costs of revenues are recorded as products are delivered or services are performed. Leasing and hosting contracts with customers are typically for twelve months. The Company records deferred revenue which is recognized ratably over the duration of the agreement.

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

Notes to Consolidated Financial Statements

As of May 31, 2006, the Company’s stock-based compensation plan titled the 2001 Omnibus Equity Incentive Plan that was approved by stockholders in June, 2001, expired. On May 4, 2006, at the Company’s annual meeting of stockholders, the stockholders approved the adoption of the Company’s newly created 2006 Omnibus Equity Incentive Plan which became effective on May 31, 2006. Prior to May 31, 2006, the Company also granted stock-based compensation under executive employment agreements. Prior to January 1, 2006, iSECUREtrac accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which measures compensation as the difference between the fair market value of the stock at the date of award and the amount required to be paid for the stock (intrinsic value method).

Stock-based compensation of $13,680 was reflected in net loss for the year ending December 31, 2005. The Company accounted for modifications of previously issued fixed stock option awards under the accounting consequences of modifications to a fixed stock option or award of APB Opinion No. 25 and related interpretations. Accordingly, the options were accounted for as variable from the date of the modification to the date the option is exercised, forfeited, or expires unexercised. ($34,008) of the stock-based compensation for the year ended December 31, 2005, was attributable to variable accounting for stock options for which the exercise price had been reduced.

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

The following table illustrates the effect on net loss for the twelve months ending December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Notes to Consolidated Financial Statements

Year Ended
December 31, 2005
Net loss, as reported	$(3,873,908)
Add: Stock-based employee compensation expense included in reported net loss	13,680
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(130,792)
Pro forma net loss	(3,991,020)
Preferred dividends and accretion	(549,108)
Pro forma net loss available to common stockholders	$(4,540,128)
Basic and diluted loss per share:
As reported	$(0.45)
Pro forma	$(0.46)

In determining the pro forma amounts above during 2005, the value of each grant is estimated at the grant date using the fair value method prescribed in SFAS No. 123 with the following assumptions: no dividends, risk free interest rate of 5%; expected life of 3.5 years and; expected price volatility of 106.62%.

The fair value of stock warrants issued to non-employees is being accounted for using SFAS No. 123. Related compensation expense is charged to income when incurred.

Segments of business: The Company is currently operated as a single business segment.

Advertising costs: Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2006, and 2005 was $50,581 and $14,793, respectively.

Recent Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation ("FIN") No.48, Employers' Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It is effective for fiscal years beginning after December 15, 2006. The Company does not believe that this pronouncement will have a significant effect on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, "Financial Statements - Materiality," (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 is not expected to have a material impact on the Company's financial statements.

Notes to Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine. This statement also clarifies that market participant assumptions should also include assumptions about the effect of a restriction on the sale or use of an asset. This statement clarifies that fair value measurement for a liability should reflect nonperformance risk (the risk that the obligation will not be fulfilled). This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the impact that SFAS No. 157 may have on our consolidated financial statements.

Note 2. Investments

Securities are classified as held-to-maturity and are recorded at cost based on management’s intent and ability to hold them to maturity.

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

Investments at December 31, 2005, consisted of United States agency obligations of $3,245,776 and Certificates of Deposit totaling $200,000. The total amortized cost and estimated fair value of the Company’s investments at December 31, 2005, was $3,445,776. All investments matured in 2006. The Company had no realized gains or losses on investments in 2006 or 2005.

Note 3. Monitoring Equipment

Monitoring equipment at December 31, 2006, is as follows:

	Active GPS	Passive GPS	Breath Alcohol	Other	Total
Monitoring Equipment	$2,936,306	$3,295,539	$964,897	$638,570	$7,835,312
Less accumulated depreciation	(1,320,889)	(2,560,245)	(713,806)	(309,943)	(4,904,883)
Monitoring Equipment, net	$1,615,417	$735,294	$251,091	$328,627	$2,930,429

Note 4.  Goodwill and Intangibles, Subject to Amortization

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis.  The Company has determined that there is no impairment of goodwill as of December 31, 2006.

Notes to Consolidated Financial Statements

Intangible assets are those that can be separately identified and assigned a value.  Intangible assets consist of customer monitoring contracts. The Company is amortizing the intangible assets based on the revenue stream of the existing contracts. Amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and was $92,706 in 2006 and $126,252 in 2005.

The composition of goodwill and intangible assets at December 31, 2006, is as follows:

		Intangibles, subject
	Goodwill	to Amortization
Gross Carrying Amount	$2,302,179	$911,522
Accumulated Amortization	-	(767,598)
Balance at December 31, 2006	$2,302,179	$143,924

The estimated aggregate amortization expense of the intangibles is as follows:

2007		82,569
2008		41,962
2009		19,393
Total		$143,924

Note 5. Long Term Debt

The Company had the following long-term debt at December 31, 2006:

Long Term Debt
Two unsecured notes payable due to one entity maturing on July 1, 2008, with an interest rate of 7% payable at maturity.	$6,000,000
Nine capital leases with related parties that are carrying interest rates at 9.50% to 12.00% and maturing September 2007 to October 2009 (see Note 10).	1,585,172
Total long term debt	7,585,172
Less current maturities	(891,070)
Total long term debt less current maturities	$6,694,102

Accrued interest on the unsecured notes payable at December 31, 2006 equaled $37,838 and was included in interest expense during the year. Total interest expense for the years ended December 31, 2006, and 2005, was $245,822 and $629,559, respectively. Of that amount, $143,177 and $210,860 was expense to related parties for the years ended December 31, 2006, and 2005, respectively.

The carrying value of the unsecured notes payable and the capital leases approximates their fair value in each case due to the short-term nature of the borrowings and, in the case of the capital leases, a guarantee from a stockholder.

The following is a schedule of aggregate maturities required on long-term debt due in future years as of December 31, 2006:

Notes to Consolidated Financial Statements

2007	$891,070
2008	6,472,222
2009	221,880
Total	$7,585,172

Note 6. Income Taxes

Net deferred tax asset includes the following components as of December 31, 2006:

Total
Deferred tax assets:
Net operating loss carryforward	$24,345,316
Allowance for doubtful accounts	58,279
Valuation allowance	(24,403,595)
$-

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended December 31, 2006, and 2005 due to the following:

	2006	2005
Computed "expected" tax benefit	$(1,853,556)	$(1,317,129)
Increase (decrease) in income taxes (benefits) resulting from:
Benefit from state taxes	(327,098)	(232,434)
Nondeductible expenses	57,559	52,063
Increase in valuation allowance	2,123,095	1,497,500
Total provision for income taxes	$-	$-

The Company has net operating losses of approximately $60,863,000 to carryforward for future tax purposes that expire from 2010 to 2026. It is reasonably possible the Section 382 limitations of Internal Revenue Service regulations may limit the amount of net operating loss carryforward. Due to the uncertainty surrounding the timing of the realization of the benefit from the net operating loss carryforward, the Company has recorded a valuation allowance to offset the deferred tax asset.

Note 7. Common Stock, Stock Options, Warrants and Benefit Plan

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)” or the “Statement”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued, SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

Notes to Consolidated Financial Statements

The Company adopted SFAS 123(R) as of January 1, 2006, using the modified prospective transition method for valuing stock options. Under this method, stock based compensation expense if recognized using the fair-value based accounting method for all employee awards granted, modified, or settled during a period. The effect of the Statement is to require the Company to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. The Company is not restating any of the prior period stock based compensation disclosures.

The significant assumptions used in the black scholes model to estimate compensation expense are as follows:

•	Risk free interest rate of 4.63%

•	Expected volatility factor of 86.27%

•	Expected option term is 3.5 to 6.5 years

•	Dividends of $0

•	Forfeitures is 0% for senior executives and 21% for non-senior executives

The Company recorded pre-tax compensation expense for stock options issued to its employees of $395,279 and $13,680 for the years ended December 31, 2006 and 2005, respectively. The Company has recorded a full valuation allowance on deferred tax assets; therefore, no tax benefit is recognized.

Common Stock

In 2006 and 2005, the Company issued 3,582 and 7,599 shares of common stock, respectively, to nonmanagement directors in lieu of director fees. The number of shares of common stock issued in each case was based on the fair market value of the Company’s common stock as of the date of the meetings to which such fees related. Expense related to these director’s fees totaled $8,000 and $17,000 for the years ended December 31, 2006, and 2005, respectively.

Stock Options

As of January 1, 2005, the Company had 1,114,354 outstanding options. During 2005, the Company granted 54,550 options, 41,392 options were forfeited by the holders and 6,100 options were exercised. As of January 1, 2006, the Company had 1,121,412 outstanding options. During 2006, the Company granted 912,531 options, 63,442 options were forfeited by the holders and 1,385 options were exercised. At December 31, 2006, the Company had 1,969,116 outstanding options. Stock option expense of $395,279 and $13,680 has been recorded for the years ended December 31, 2006, and 2005, respectively for options issued.

2001 Omnibus Equity Incentive Plan

In June 2001, the stockholders of iSECUREtrac approved the 2001 Omnibus Equity Incentive Plan (the “2001 Plan”). As of May 31, 2006, the Company’s 2001 Plan expired. The 2001 Plan provided for the granting of stock options and other equity incentives for up to 100,000 shares of the Company’s Common Stock to the Company’s officers, directors, and consultants who provided services to the Company and key employees at an exercise price 85% of the average daily closing price of the Company’s common stock for the week prior to when the options were granted. The options are to vest on a monthly basis over a one month to a 36-month period of time from the date of grant. As of January 1 of each year, commencing with the year 2002, the aggregate number of options that were awarded under the 2001 Plan was automatically increased by a number equal to the lesser of 1% of the total number of Common Shares then outstanding or 20,000. During the years ended 2006 and 2005, grants for 71,175 and 19,550 shares of Common Stock under the 2001 Plan were made, respectively. Options exercised under the 2001 Plan during the years ended December 31, 2006, and 2005, were 1,385 and none, respectively. Options forfeited for the same time periods were 46,150 and 41,392, respectively. At December 31, 2006, there were 150,992 outstanding options in conjunction with the 2001 Plan. No further options may be issued under this plan.

Notes to Consolidated Financial Statements

2006 Omnibus Equity Incentive Plan

On May 4, 2006, at the Company’s annual meeting of stockholders, the stockholders approved the adoption of the Company’s newly created 2006 Omnibus Equity Incentive Plan (the “2006 Plan”). The 2006 Plan became effective on May 31, 2006. The 2006 Plan provides for the granting of stock options and other equity incentives to the Company’s officers, employees, directors and consultants who provide services to the Company. The 2006 Plan has a term of ten years unless terminated by the board of directors. Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant. Vesting schedules and expiration dates for the grants issued under this plan are specified at the time of grant. During the year ended 2006, grants for 658,356 shares of Common Stock were made under the 2006 Plan. No options were exercised under the 2006 Plan during the year ended December 31, 2006. Options forfeited under the 2006 Plan during the year ended December 31, 2006, were 1,667. At December 31, 2006, there were 656,689 outstanding options in conjunction with the 2006 Plan.

Non-Plan Stock Options

In January 2005, the Company granted options to purchase in the aggregate of 15,000 shares of common stock to the Director of Software Engineering at an exercise price 85% of the daily closing price of common stock on the date when the options were granted. These options were issued as a performance bonus by the Board of Directors. The options vest on a monthly basis over a two year period of time which began January 3, 2005. In all, 14,375 of these options had vested as of December 31, 2006.

In August 2005, the Company granted options to purchase in the aggregate of 20,000 shares of common stock to the Vice President of Sales at an exercise price 85% of the daily closing price of common stock on the date when the options were granted. The options vest on a monthly basis over a two year period of time which began August 1, 2005. In all, 13,333 of these options had vested as of December 31, 2006.

In March 2006, the Company granted options to purchase 36,000 shares of common stock to each of the Chief Financial Officer, Senior Vice President of Product and Project Development and Senior Vice President of Technology at an exercise price of $2.01. These options vest on a monthly basis over a two year period of time which began January 1, 2005. In all, 103,500 of these options had vested as of December 31, 2006. These options were issued as a performance bonus by the Board of Directors and expire March 9, 2011.

In March 2006, the Company granted options to purchase 75,000 shares of common stock to the former President of iSECUREtrac at an exercise price of $2.01. The options vest on a monthly basis over a two year period of time which began January 1, 2005. In all, 59,375 of these options had vested in 2006, while 15,625 of these options were forfeited upon his resignation. These options were issued as a performance bonus by the Board of Directors and expire on May 31, 2007.

In 2005, 6,100 stock options that had previously been issued to a former employee were exercised.

At December 31, 2006, 959,060 options granted prior to January 1, 2005, were still outstanding.

A summary of options issued to employees during the years ended December 31, 2006, and 2005, is as follows:

Notes to Consolidated Financial Statements

	For the Year Ended December 31,2006		For the Year Ended December 31,2005
		Weighted Average		Weighted Average
Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,121,412	$2.62	1,114,354	$2.70
Granted	912,531	2.08	54,550	1.88
Exercised	(1,385)	2.23	(6,100)	2.82
Forfeited	(63,442)	3.23	(41,392)	2.79
Outstanding at end of year	1,969,116	$2.35	1,121,412	$2.62
Exercisable at end of year	1,314,707	$2.49	1,073,764	$2.65

Weighted-average fair value for options granted during the year	912,531	$1.45	54,550	$1.62

Additional information regarding options outstanding at December 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	WeightedAverage	Number	Weighted Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.50 to 2.00	204,890	7 years	$1.33	19,865	$1.54
$2.01 to 3.00	1,598,766	3 years	2.37	1,129,382	2.37
$3.01 to 4.00	125,418	6 years	3.09	125,418	3.09
$4.01 to 5.00	40,042	2 years	4.55	40,042	4.55
$5.01 to 10.00	-		-	-	-
Totals	1,969,116			1,314,707

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2006, was $185 and $0, respectively.

As of December 31, 2006, there was approximately $973,000 of total unrecognized compensation costs related to non-vested share based compensation agreements granted to the Company’s executives and employees. The weighted average period in which the unrecognized compensation costs will be recognized into income is 2.3 years.

Common Stock Warrants

Prior to 2005, iSECUREtrac issued warrants to purchase common stock to stockholders and non-employees in connection with various services these individuals provided the Company. No such warrants were issued during 2006 or 2005. The Company accounts for the fair value of the warrants in accordance with SFAS No. 123. During 2006 and 2005, 6,250 and 1,000 warrants expired, respectively, in connection with warrants issued prior to 2005 in relation to services rendered.

Prior to 2005, iSECUREtrac issued detachable warrants to purchase common stock in connection with obtaining convertible debt. During the years ended December 31, 2006 and December 31, 2005, none and 76,087 of these warrants, respectively, were exercised and none and 142,713 of these warrants, respectively, expired. Fair value of the detachable warrants was calculated by using the Black-Scholes pricing model.

Notes to Consolidated Financial Statements

Prior to 2005, iSECUREtrac issued warrants in connection with equity financing. Except with respect to the Series C Exchangeable Preferred Stock investment described below, no such warrants were issued during 2006 or 2005. During the years ended December 31, 2006, and December 31, 2005, 208,861 and 298,192 of these warrants, respectively, had expired in relation to equity financing.

On June 27, 2005, warrants to purchase 3,234,248 shares of common stock were issued by the Company to Mykonos 6420, LP in conjunction with issuance of 1,000,000 shares of Series C Exchangeable Preferred Stock to Mykonos. These warrants mirror the terms of the Company’s outstanding warrants and options as of June 27, 2005, including amounts and exercise prices ranging from $2.30 to $16.50 per share. The applicable expiration date for these warrants shall be March 1 of the year following the calendar year of the expiration date of the mirrored warrants and options. As of March 1, 2006, 47,658 warrants expired in relation to such mirrored warrants and options.

The fair value of each warrant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for warrants in 2006 and 2005: dividend rate of 0%; price volatility of 0% and 87.00%; risk-free interest rate of 5%; and expected lives of one to four years.

A summary of the status of all the warrants issued at December 31, 2006, and 2005 and changes during the years ended on those dates is as follows:

	For the Year Ended December 31,2006		For the Year Ended December 31,2005
		Weighted Average		Weighted Average
Warrants	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	5,005,155	$3.67	2,288,899	$3.90
Granted	-	-	3,234,248	3.43
Exercised	-	-	(76,087)	2.30
Forfeited	(262,769)	4.61	(441,905)	3.19
Outstanding at end of year	4,742,386	3.62	5,005,155	3.67
Exercisable at end of year	4,742,386	$3.62	5,005,155	$3.67

Weighted-average fair value of warrants granted during the year		-		$1.70

A further summary about warrants outstanding at December 31, 2006, is as follows:

	Number Outstanding	Weighted Average	Weighted Average
Range of Exercise Prices	and Exercisable	Remaining Life	Exercise Price
$1.00 to 2.50	1,144,136	3.00 years	$2.30
$2.51 to 5.00	3,460,315	2.00 years	3.95
$5.01 to 7.50	123,185	1 year	5.71
$7.51 to 16.50	14,750	0.25 years	11.86
Total	4,742,386

Benefit Plan

The “iSECUREtrac Corporation Retirement Plan” offers all regular full-time employees, 21 years of age and older, to participate in a 401k savings plan.  The plan offers either a pre-tax contribution option or the Roth, after-tax contribution option.   iSECUREtrac provides a match of 25% up to 10% of the contribution, capped at the first $100,000 of annual compensation.  The employer contribution vests over a 4-year graded schedule.

Notes to Consolidated Financial Statements

Note 8. Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock from time to time with such rights and privileges as the Board of Directors may determine. The Company has issued the following shares of preferred stock:

Series B Convertible Preferred Stock

During 2002 and 2003, the Company issued a total of 300 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred”). The holders of Series B Stock are entitled to receive fixed-rate dividends per annum at the following rates:

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

As of December 31, 2006, the Company had accrued Series C Preferred Stock dividends totaling $1,366,631 and accretion to redemption value of the Series C Preferred Stock totaling $294,776. Of these amounts, $915,781 and $196,518, respectively, were the amounts accrued in 2006.

Notes to Consolidated Financial Statements

Upon any liquidation of the Company, no distribution shall be made to the holders of shares of Common Stock or other stock ranking junior to the Series C Preferred Stock unless, prior thereto, the holders of shares of Series C Preferred Stock shall have received an amount per share equal to the Per Share Original Issue Price plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, multiplied by a factor of 105%.

Except as otherwise required by law, the holders of shares of Series C Preferred Stock vote together with the holders of shares of the Common Stock of the Company on all matters submitted to the stockholders of the Company and not as a separate class, and each share of Series C Preferred Stock entitles the holder thereof to 11 votes or the equivalent amount of voting power thereof as determined by the Board of Directors. In addition, until such time that less than 500,000 shares of Series C stock are outstanding, the Series C holders have the ability to appoint a majority of the Company’s directors.

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

Note 10. Lease Obligations

In 2006, the Company financed the acquisition of approximately $1,250,000 of monitoring equipment through five sale-leaseback agreements with a related party, with an additional $1,000,000 remaining available for future financing transactions. Under these sale-leaseback arrangements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a gain or at cost and then leases the equipment back. If the monitoring equipment is sold to the leasing company at a gain, this gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years). The Gain on Sale-leaseback Transactions consists of amortization of this deferred gain. As of December 31, 2006, the Company had nine capital leases in conjunction with these transactions which expire from September 2007 to October 2009. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 9.50% to 12.00%.

The Company also has two noncancelable operating leases. The first one was for its main facility in Omaha, NE and was renewed through December 2009. Monthly rental payments under this lease were $1,616 through April 2005, $4,839 from April 2005 through October 2005, $9,879 from November 2005 through October 2006, $6,847 from November 2006 through October 2007, $7,053 from November 2007 through October 2008 and $7,265 from November 2008 through December 2009. Rent expense is recorded on the straight line basis at $6,652 per month. The Company has a second operating lease, also in Omaha, which runs through December 2009. Rent expense for that lease is recorded monthly at $1,125 beginning January 2007. The Company’s pro rata share of operating expenses on the leased premises is $3,275 per month. Lease payments related to the operating leases were $112,494 and $55,262 for the years ended December 31, 2006, and 2005, respectively.

Future minimum lease payments, by year and in aggregate, under the capital leases and noncancelable operating leases, with initial terms of one year or more, are due as follows:

Notes to Consolidated Financial Statements

	Capital Leases	Operating
	Related Party	Lease
2007	$1,028,773	$96,086
2008	531,721	98,564
2009	230,198	100,680
Total approximate minimum lease payments	$1,790,692	$295,330
Less the amount representing interest	(205,520)	-
Approximate present value of minimum lease payments	$1,585,172	$295,330

The depreciated cost of monitoring equipment under capital leases is as follows:

	2006	2005
Equipment	$3,107,829	$3,166,721
Less accumulated depreciation	(1,795,440)	(2,444,680)
Total	$1,312,389	$722,041

Note 11. Common and Preferred Shares Issued for Cash

A summary of common and preferred stock issued for cash is as follows:

For the Year Ended	Common		Preferred C *
December 31, 2005	Per Share	Total	Per Share	Total
Gross Proceeds	$2.30 - $2.815	$192,175	$11.00	$11,000,000
Offering costs		-		(421,314)
Net proceeds		$192,175		$10,578,686

For the Year Ended	Common		Preferred C
December 31, 2006	Per Share	Total
Gross Proceeds	$1.53 - $2.30	$3,089		$-
Offering costs		-		-
Net proceeds		$3,089		$-

* Of the $11,000,000 of proceeds, $1,543,396 was allocated to warrants that were issued with the preferred shares.

Note 12. Related Party Transaction

AHK Leasing, LLC, a company controlled by three stockholders, one of which is a current director, lent the Company money during 2006 and 2005. These loans were in the form of capital leases with terms ranging from 18 months to three years and bearing interest at a rate of 9.50% to 12.00% per annum. The Company has a total of nine capital leases which expire from September 2007 to October 2009. As of December 31, 2006, the aggregate balance on these nine capital leases totaled $1,585,172. The interest expense to AHK Leasing in 2006 was $143,177. See Notes 5 and 10.

During the fourth quarter of 2006, the Company received two unsecured loans totaling $6,000,000 from a private investment company that is an affiliate of the holder of all shares of our Series C Preferred Stock. Both loans bear interest at a rate of 7% per annum. These loans mature on the earlier of (i) July 1, 2008 or (ii) the first date on which the Company issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than $6,000,000.

The Lender of the $6,000,000 is an affiliate of Mykonos 6420 LP (“Mykonos”). As the sole holder of the Company’s Series C Preferred Stock, Mykonos has the right to elect a majority of the Company's Board of Directors. The terms of the two notes were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Note 13. Concentrations

The Company maintains cash in excess of the Federal Deposit Insurance Corporation limit of $100,000. The Company has not experienced such losses in these accounts.

For the year ended December 31, 2006, the Company had one customer who accounted for 15.29% of the year-to-date equipment monitoring and hosting revenues. The receivable balance for this customer at December 31, 2006, was $489,044.

Note 14. Fair Value of Financial Instruments

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

Redeemable Exchangeable Series C Preferred Stock: Based on the issuance during 2005, the carrying amount approximates fair value.

Note 15. Subsequent Event

On March 8, 2007, a lawsuit was filed by Pro Tech Monitoring, Inc. (“Pro Tech") against the Company in United States District Court for the Middle District of Florida. Pro Tech alleges that the Company has infringed and continues to infringe on a U.S. patent held by Pro Tech relating to GPS tracking and monitoring apparatus and systems. The action filed by Pro Tech seeks an injunction and monetary damages. The Company denies all material allegations made by Pro Tech and intends to vigorously defend itself against this lawsuit. The Company is unable to predict the outcome of this lawsuit at this time.