Form 10QSB
period 2007-03-31
ISECURETRAC CORP
filed 2007-05-09
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares of issuer’s common stock outstanding as of May 4, 2007 was 10,774,778.

Transitional Small Business Disclosure Form (Check One): YES ☐ NO ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$3,259,322	$4,341,685
Accounts receivable, net of allowance for doubtful accounts of $209,954
in 2007 and $171,409 in 2006	2,014,481	2,284,177
Inventories	119,913	61,021
Prepaid expenses and other	69,785	74,608
Total current assets	5,463,501	6,761,491
Equipment, net of accumulated depreciation of $367,228
in 2007 and $336,721 in 2006	369,339	382,072
Leasehold improvements, net of accumulated depreciation of $11,932
in 2007 and $9,535 in 2006	165,966	67,396
Monitoring equipment, net of accumulated depreciation of $5,278,918
in 2007 and $4,904,883 in 2006	2,588,831	2,930,429
Intangibles, net of accumulated amortization and impairment charges of $788,240
in 2007 and $767,598 in 2006	123,282	143,924
Goodwill	2,302,179	2,302,179
Other assets	67,170	66,045
Total assets	$11,080,268	$12,653,536
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$737,419	$847,765
Current maturities of long-term debt	798,082	891,070
Deferred revenues & gain on sale-leaseback transaction	372,346	423,349
Accrued interest payable	141,400	37,838
Total current liabilities	2,049,247	2,200,022
Long-term debt, less current maturities	6,552,779	6,694,102
Redeemable convertible Series C preferred stock	10,980,314	10,696,697
Stockholders' (Deficit)
Common stock	10,775	10,773
Additional paid-in capital	54,972,782	54,950,315
Accumulated deficit	(63,485,629)	(61,898,373)
Total stockholders' (deficit)	(8,502,072)	(6,937,285)
Total liabilities and stockholders' (deficit)	$11,080,268	$12,653,536

See Notes to Condensed Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Revenues:
Equipment leasing & hosting	$1,934,038	$1,653,472
Equipment sales	56,208	7,989
Service revenues	119,510	42,712
Gain on related party sale-leaseback transactions	44,862	100,321
Total revenues	2,154,618	1,804,494
Operating expenses:
Cost of revenues	860,999	696,134
Research and development	473,109	307,240
Sales, general and administrative	2,067,227	1,970,624
Total operating expenses	3,401,335	2,973,998
Operating loss	(1,246,717)	(1,169,504)
Other income (expense):
Interest income	46,475	36,621
Interest expense	(152,526)	(61,812)
Total other income (expense)	(106,051)	(25,191)
Loss before provision for income taxes	(1,352,768)	(1,194,695)
Provision for income taxes	-	-
Net loss	$(1,352,768)	$(1,194,695)
Preferred stock dividends and accretion	(283,617)	(266,116)
Net loss available to common stockholders	$(1,636,385)	$(1,460,811)
Basic and diluted loss per common share	$(0.15)	$(0.14)
Weighted average shares of common stock outstanding	10,773,675	10,698,688

See Notes to Condensed Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' (DEFICIT)
For the Three Months Ended March 31, 2007
(Unaudited)

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	10,773,454	$10,773	$54,950,315	$(61,898,373)	$(6,937,285)
Shares issued for director's fees	1,324	2	1,998	-	2,000
Compensation related to stock options issued	-	-	69,598	-	69,598
Series C preferred stock dividends	-	-	-	(234,488)	(234,488)
Accretion to redemption value of preferred stock	-	-	(49,129)	-	(49,129)
Net loss	-	-	-	(1,352,768)	(1,352,768)
Balance, March 31, 2007	10,774,778	$10,775	$54,972,782	$(63,485,629)	$(8,502,072)

See Notes to Condensed Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash Flows From Operating Activities
Net loss	$(1,352,768)	$(1,194,695)
Depreciation and amortization	427,581	405,816
Expenses paid by issuance of stock, warrants, and options in lieu of cash	71,598	158,859
Deferred revenues and gain on sale - leaseback transactions	(51,003)	(100,321)
Decrease in accounts receivable	269,696	25,379
(Increase) in inventories	(58,892)	(19,792)
Increase (decrease) in accounts payable and accrued expenses	(110,346)	217,963
Increase (decrease) in accrued interest payable	103,562	(8,433)
Other	4,823	(75,685)
Net cash used in operating activities	(695,749)	(590,909)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(118,742)	(102,493)
Purchases of monitoring equipment	(32,436)	(342,497)
Proceeds from maturity of investments	-	6,350,000
Purchase of investments	-	(5,712,370)
Increase in other assets	(1,125)	29,898
Net cash provided by (used in) investing activities	(152,303)	222,538
Cash Flows From Financing Activities
Principal payments on long-term debt	(234,311)	(231,643)
Net cash (used in) financing activities	(234,311)	(231,643)
(Decrease) in cash	(1,082,363)	(600,014)
Cash at beginning of period	4,341,685	742,626
Cash at end of period	$3,259,322	$142,612
Supplemental Disclosure of Cash Payments for
Interest	48,964	70,245

See Notes to Condensed Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. General

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) at December 31, 2006, has been taken from audited consolidated financial statements at that date. The condensed consolidated financial statements for the three months ended March 31, 2007 and March 31, 2006 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations and cash flows for the three months ended March 31, 2007, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2007. Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company’s financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company believes that its current working capital, combined with expected amounts available through the asset based credit arrangements described in note 6, are sufficient to meet its liquidity needs through the end of 2007.  At that time, the Company may need to close on an additional equity investment transaction or debt financing to have sufficient working capital to satisfy liquidity needs through 2008 and beyond. However, there is no assurance that such additional equity or debt financial will be available and if the Company is unable to obtain additional capital, it will need to take other steps, including imposition of significant cost reductions, in order to maintain operations.

Note 2. Common Stock Options and Warrants

As of January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS# 123(R)” or the “Statement”) which requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements based on the fair value of the equity instruments issued.

The Company may issue stock options and other types of equity-based compensation under its 2006 Omnibus Equity Incentive Plan (the “2006 Plan”) which was implemented on May 31, 2006. This is the only plan under which the Company may now issue additional options. The Company also has outstanding stock options that were issued under its 2001 Omnibus Equity Incentive Plan (the “2001 Plan”) and which were issued under employment agreements with executive officers.

During the three months ended March 31, 2007, the Company granted options to purchase a total of 5,250 shares of common stock to nine employees pursuant to the 2006 Plan. During the quarter ended March 31, 2007, 12,314 options were forfeited with respect the to 2006 Plan, 11,913 options were forfeited pursuant to the 2001 Plan and 4,167 options issued under employment agreements outside the 2006 Plan and the 2001 Plan were forfeited. No options were exercised during the three months ended March 31, 2007. The following table shows stock option activity during the three month period ended March 31, 2007:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,969,116	$2.35
Granted	5,250	1.07
Exercised	-	-
Forfeited	(28,394)	1.82
Outstanding at March 31, 2007	1,945,972	$2.36	5.22	$470
Exercisable at March 31, 2007	1,381,354	$2.47	3.60	$38

At March 31, 2007, the Company had 1,945,972 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 4,184,065 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
Risk free interest rate	4.62%	4.63%
Expected volatility factor	86.48%	86.27%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	0% and 16%	0% and 21%

The risk-free interest rate is determined on the date the grant is issued. This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of seven years.

Expected volatilities are based on historical stock prices over the two years prior to the stock option award.

Prior to adopting FAS# 123(R), the cancellation of stock options was accounted for based on the actual cancellations during the reporting period. Under FAS# 123(R), the Company is required to estimate forfeitures. The forfeiture rate is the rate at which options are expected to be forfeited prior to full vesting. For options issued to senior executives, the Company uses an assumed forfeiture rate of 0%. For all other options, the forfeiture rate is determined based on actual forfeiture rate experience as follows: For each historical year of option issuance, the total options issued for the year is compared to the options forfeited prior to having vested. For option years in which the two year vesting period has not passed, past experience is used to project future forfeitures. The total of pro forma forfeitures is then compared to total options awarded and the resultant percentage is used as the forfeiture rate. The estimated forfeiture rate for non-senior executive option grants is 16%. This rate is recalculated on an annual basis.

The annual rate of quarterly dividends is 0% since iSECUREtrac has historically not paid dividends on its common stock and does not expect to pay dividends in the foreseeable future.

The Company recorded compensation expense of $69,598 and $156,859 for the three months ended March 31, 2007 and March 31, 2006, respectively.

As of March 31, 2007, there was approximately $690,411 of total unrecognized compensation costs related to non-vested share based compensation agreements granted to the Company’s executives and employees. The estimated aggregate amortization expense of the unrecognized compensation costs is as follows:

2007	251,619
2008	293,660
2009	145,132
Total	$690,411

During the three month period ended March 31, 2007, 558,321 warrants expired and no warrants were granted or exercised by warrant holders.

Note 3. Monitoring Equipment

Monitoring equipment consists of equipment under lease to customers. Monitoring equipment is amortized over its useful life which is generally 3 years. Monitoring equipment, net at March 31, 2007, consisted of the following:

	Active GPS	Passive GPS	Breath Alcohol	Other	Total
Monitoring Equipment	$2,932,392	$3,256,738	$964,896	$713,723	$7,867,749
Less accumulated depreciation	(1,537,538)	(2,630,372)	(751,469)	(359,539)	(5,278,918)
Monitoring Equipment, net	$1,394,854	$626,366	$213,427	$354,184	$2,588,831

Note 4. Goodwill and Intangible Assets Subject to Amortization

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis.  The Company has determined that there is no impairment of goodwill as of December 31, 2006.

The Company also separately records other intangible assets that can be identified and assigned a value.  At March 31, 2007, such intangible assets consisted solely of customer monitoring contracts acquired in a prior acquisition. The Company amortizes the initial carrying value based on the projected revenue stream of the monitoring contracts. This amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and equaled $20,642 and $23,177 for the three month periods ended March 31, 2007 and March 31, 2006, respectively. These intangible assets are also tested for impairment on an annual basis.

The composition of goodwill and intangible assets at March 31, 2007, is as follows:

		Intangibles, subject
	Goodwill	to Amortization
Gross Carrying Amount	$2,302,179	$911,522
Accumulated Amortization, including $302,298 of impairment loss	-	(788,240)
Balance at March 31, 2007	$2,302,179	$123,282

Note 5. Redeemable Exchangeable Series C Preferred Stock

On June 27, 2005, the Company issued 1,000,000 shares of its $0.01 par value Series C 8% Cumulative Annually Compounding Exchangeable Preferred Stock.  The Preferred Stock is exchangeable for 4,782,609 shares of Common Stock and warrants to acquire 6,287,045 shares of Common Stock at an exercise price of $2.30 per share.

If after June 27, 2010, the closing price of the common stock exceeds $20.00 per share for at least 120 consecutive trading days, the Company can require the conversion of the Series C Preferred Stock into common stock in accordance with the above exchange provisions.

The Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Preferred Stock will equal the per share original issue price ($11 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital. As of March 31, 2007, the Company had accrued Series C Preferred Stock dividends totaling $1,601,118 and accretion to redemption value of the Series C Preferred Stock totaling $343,906. Of these amounts, $234,488 and $49,129, respectively, were the amounts accrued during the three months ended March 31, 2007.

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

Note 6. Long-Term Debt

Long-term debt consists of capital leases used to finance the acquisition of monitoring equipment and unsecured borrowings for working capital.

During 2006 and through March 31, 2007, the Company had financed the acquisition of approximately $1,250,000 of monitoring equipment through five sale-leaseback agreements with AHK Leasing, LLC, a company controlled by three stockholders, one of which is a current director (“AHK”). AHK has indicated that it has the capacity to make up to $1,000,000 of additional credit available to the Company for future financing transactions. Under these sale-leaseback arrangements, the Company purchases the monitoring equipment from the manufacturer, sells it to AHK at a price no less than the Company’s cost and then leases the equipment back. In cases where the monitoring equipment was sold to AHK at a gain, this gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years) as Gain on Sale-leaseback Transactions. As of March 31, 2007, the Company had nine capital leases in conjunction with these transactions which expire from September 2007 to October 2009. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 9.50% to 12.00%. As of March 31, 2007, the aggregate balance on these nine capital leases totaled $1,350,861. For the three months ended March 31, 2007 and March 31, 2006, interest expense to AHK Leasing was $44,015 and $27,737, respectively. There was no accrued interest at March 31, 2007 and December 31, 2006 to AHK Leasing.

During the fourth quarter of 2006, the Company received two unsecured loans totaling $6,000,000 from a private investment company that is an affiliate of Mykonos 6420 LP (“Mykonos”), the holder of all shares of our Series C Preferred Stock. Both loans bear interest at a rate of 7% per annum. These loans mature on the earlier of (i) July 1, 2008 or (ii) the first date on which the Company issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than $6,000,000. The terms of the two notes were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors. For the three months ended March 31, 2007 and 2006, interest expense to the private investment company was $103,562 and $0, respectively. As of March 31, 2007 and December 31, 2006, accrued interest on the two unsecured loans totaled $141,400 and $37,838, respectively.

Note 7. Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements for the quarter ended March 31, 2007.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed if SFAS No. 157 is also adopted. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

Note 8. Contingencies

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

Item 2. Management's Discussion and Analysis.

General

Discussions of certain matters contained in this Quarterly Report on Form 10-QSB may contain statements that plan for or anticipate the future. Forward-looking statements include statements about the future of our products and the industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-QSB, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in “ITEM 1. Description of Business” contained in the Company’s Form 10-KSB filed for the year ended December 31, 2006.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition and results of operations. Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

The Company develops, markets, and distributes electronic monitoring products employing global positioning satellite (“GPS”) technology and related services to criminal justice agencies, both in the United States and internationally, for use in offender management programs. The Company’s three principal sources of revenues are: (i) leasing of monitoring units to criminal justice agencies and providing agencies the use of Company’s proprietary software including its web-based tracking and monitoring system known as tracNET24™, (ii) sales of offender monitoring equipment and (iii) sales of non-core services including licensing fees, server maintenance agreements and monitoring equipment repairs..

Results of Operations

Equipment Leasing and Hosting Revenue

Equipment Leasing and Hosting Revenue is derived from the fees charged to customers for the rental of offender monitoring equipment, the use of the Company’s offender monitoring software including tracNET24, hosting offender data, and ancillary charges directly related to the monitoring of offenders. For the three month period ended March 31, 2007, equipment leasing and hosting revenues were $1,934,038 compared to $1,653,472 for the same period in 2006. This increase is attributable to the increase in the number of units under lease. Leasing and hosting revenues are recognized over the term of the lease or customer contract based on the performance of services. Leasing and hosting contracts with customers typically have initial terms of one year.

Equipment Sales Revenue

Equipment Sales Revenue is derived from the sale of offender monitoring equipment. For the three months ended March 31, 2007, equipment sales revenues were $56,208 compared to $7,989 during the same period in 2006. The main reason for the three month increase is due to increased sales of units to customers to replace lost and damaged units. In general, our business plan is to lease monitoring equipment rather than to sell it to customers. Accordingly, we do not expect significant increases in revenues from equipment sales. Revenues from monitoring equipment sold in conjunction with a hosting agreement for tracking and monitoring services on tracNet24 are recognized ratably over the initial term of the hosting agreement which is typically for one year. Revenues from monitoring equipment sold without a hosting agreement are recognized when goods are shipped to the customer.

Service Revenue

Service Revenue consists of sales of non-core services including licensing fees, server maintenance agreements, and monitoring equipment repairs. For the three months ended March 31, 2007, Service Revenue was $119,510 compared to $42,712 for the comparable period of 2006. The increase is attributable to an increase in equipment repairs of deployed monitoring units. Service Revenue is recognized upon performance of the respective service.

Gain on Sale-leaseback Transactions

The Company finances much of its monitoring equipment through sale-leaseback agreements, primarily with a leasing company owned by a related party. Under these agreements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a price not less than the Company’s cost, and then leases it back from the leasing company. If the monitoring equipment is sold to the leasing company at a gain, this gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years) as Gain on Sale-leaseback Transactions. For the three months ended March 31, 2007, the Gain on Sale-leaseback Transactions was $44,862 compared to $100,321 during the same period in 2006. This decrease is attributable to fewer capital leases relating to monitoring equipment sold at a gain to the leasing company. As of March 31, 2007, the Company had nine capital leases, four of which consisted of equipment sold at a gain. As of March 31, 2006, the Company had five capital leases in place in conjunction with these transactions, all of which consisted of equipment being sold at a gain.

Cost of Revenues

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. Costs of revenues are recorded as products are delivered or services are performed. For the three months ending March 31, 2007, Cost of Revenues was $860,999 compared to $696,134 during the same period in 2006. This increase is primarily due to the increased amortization of our monitoring equipment, increased communication costs, and third party service and monitoring costs of supporting additional units in the field.

Research and Development

Research and Development expenses are the direct costs associated with the Company’s development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the Company’s own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $473,109 for the three months ended March 31, 2007, compared to $307,240 for the same period in 2006. This increase in research and development expenses was the result of additional testing and configuration expenses related to the development of our next generation product.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations of the Company, other than the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, travel, communications, office leases and supplies, marketing, advertising, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three months ended March 31, 2007, SG&A expenses were $2,067,227 compared to $1,970,624 in the comparable period of 2006. The increase in SG&A expenses was primarily due to the increases in compensation expense associated with the hiring of additional non-Research and Development staff, bad debt expense, advertising expense and travel expenses.

Operating Loss

For the three months ended March 31, 2007, operating loss was $1,246,717, compared to $1,169,504 for the same period in 2006. The increase is primarily attributable to increases in Research and Development and SG&A expenses as described above which more than offset higher revenues generated during the period.

Interest Income

For the three months ended March 31, 2007, interest income was $46,475, compared to interest income of $36,621 in the comparable period of 2006. The increase was due to the greater amount held in money market funds during the first three months of 2007 as a result of the cash received from the two unsecured loans received by the Company in the fourth quarter of 2006.

Interest Expense

For the three months ended March 31, 2007, interest expense was $152,526, compared to interest expense of $61,812 in the comparable period of 2006. This increase was due to the increase in Company’s borrowings in 2006.

Net Loss

For the three months ended March 31, 2007, the Company had a net loss of $1,352,768 compared to a net loss of $1,194,695 in the comparable periods of 2006, for the reasons described above.

Preferred Stock Dividends and Accretion

For the three months ended March 31, 2007, accrual of preferred stock dividends and accretion were $283,617, as compared to $266,116 for the comparable period of 2006. This increase was due to compounding interest on accrued but unpaid dividends on our Series C Exchangeable Preferred Stock. The Series C Exchangeable Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Net Loss Available to Common Stockholders

For the three months ended March 31, 2007, there was a net loss available to common stockholders of $1,636,385 compared to $1,460,811 in 2006. The reasons for these changes are described above.

Liquidity and Capital Resources

For the three months ended March 31, 2007, the Company used $695,749 of cash in operating activities, used another $152,303 in investing activities, and used $234,311 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the three months ended March 31, 2007 of $1,082,363. For the same period of 2006, the Company used $590,909 of cash in operating activities, generated $222,538 in investing activities, and used $231,643 in cash from financing activities. The total of all cash flow activities through the first quarter of 2006 resulted in a decrease in the balance of cash of $600,014.

The Company’s principal uses of cash are the payment of operating expenses, the acquisition of monitoring equipment and the financing of its receivables. In general, the Company meets its liquidity needs from its current revenues, from cash and cash equivalents, and through capital leasing arrangements. As of March 31, 2007, the Company had approximately $3,259,322 in cash and cash equivalents. These resources are what remain of the $6,000,000 in proceeds received by the Company by the way of unsecured loans as described below.

During the fourth quarter of 2006, the Company received two unsecured loans totaling $6,000,000. The lender of the $6,000,000 is a private investment company that is an affiliate of Mykonos 6420 LP (“Mykonos”), the sole holder of the Company’s Series C Preferred Stock. As such, Mykonos has the right to elect a majority of the Company's Board of Directors. The terms of the two notes were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors. Both loans bear interest at a rate of 7% per annum. Principal and interest on the loans are due at the earlier of (i) July 1, 2008 or (ii) the first date on which the Company issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than $6,000,000. The Company may prepay the loans at any time without premium or penalty. The proceeds of the loans will be used to meet the Company’s working capital needs and are anticipated to be repaid from proceeds of a subsequent debt or equity financing.

During 2006 and through March 31, 2007, the Company had financed the acquisition of approximately $1,250,000 of monitoring equipment through five sale-leaseback agreements with AHK Leasing, LLC, a company controlled by three stockholders, one of which is a current director (“AHK”). AHK has indicated that it has the capacity to make up to $1,000,000 of additional credit available to the Company for future financing transactions. In total, as of March 31, 2007, the Company had nine capital lease facilities in place which were used to finance offender monitoring equipment. Under these sale-leaseback arrangements, the Company sells the inventory to AHK and then leases the equipment back. All capital leases are treated as financing transactions with four of the leases carrying interest rates of 9.50% per annum and five of them carrying interest rates of 12.00% per annum. Maturity dates on these capital leases run from September 2007 to October 2009. As of March 31, 2007, the aggregate balance on these nine capital leases totaled $1,350,861, of which $798,082 is current and the balance of $552,779 is classified as long-term debt.

The Company’s financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company believes that its current working capital, combined with expected amounts available through the asset based credit arrangements described in note 7, are sufficient to meet its liquidity needs through the end of 2007.  At that time, the Company may need to close on an additional equity investment transaction or debt financing to have sufficient working capital to satisfy liquidity needs through 2008 and beyond. However, there is no assurance that such additional equity or debt financial will be available and if the Company is unable to obtain additional capital, it will need to take other steps, including imposition of significant cost reductions, in order to maintain operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 30, 2007, the Company issued a total of 1,324 shares of common stock to two directors in partial payment of directors’ fees. The shares had a market value on the date of the board meeting of $2,000. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Not Applicable

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (3)

3.2	Restated Bylaws of the Company (1)

3.3	Certificate of Designations, Preferences and Rights of Series C Exchangeable Preferred Stock of the Company (2)

4.1	Form of Common Stock Certificate (1)

10.1	Indemnification Agreement, dated February 21, 2007, made by the Company in favor of and for the benefit of AHK Leasing, LLC (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s registration statement on Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).
(2)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on June 23, 2005 (Commission File No. 0-26455).
(3)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on December 14, 2006 (Commission File No. 0-26455).
(4)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on February 22, 2007 (Commission File No. 0-26455).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By: /s/ Peter A. Michel
Peter A. Michel
President & CEO

Dated: May 9, 2007