Form 10QSB
period 2007-06-30
ISECURETRAC CORP
filed 2007-08-08
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-QSB

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
Yes ☐ No ☒

The number of shares of issuer’s common stock outstanding as of July 20, 2007 was 10,776,596.

Transitional Small Business Disclosure Form (Check One): YES ☐ NO ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$2,026,510	$4,341,685
Accounts receivable, net of allowance for doubtful accounts of $288,016
in 2007 and $171,409 in 2006	2,019,965	2,284,177
Inventories	96,427	61,021
Prepaid expenses and other	64,531	74,608
Total current assets	4,207,433	6,761,491
Equipment, net of accumulated depreciation of $398,780
in 2007 and $336,721 in 2006	398,771	382,072
Leasehold improvements, net of accumulated depreciation of $25,129
in 2007 and $9,535 in 2006	195,427	67,396
Monitoring equipment, net of accumulated depreciation of $5,699,057
in 2007 and $4,904,883 in 2006	2,177,130	2,930,429
Intangibles, net of accumulated amortization and impairment charges of $808,882
in 2007 and $767,598 in 2006	102,640	143,924
Goodwill	2,302,179	2,302,179
Other assets	69,669	66,045
Total assets	$9,453,249	$12,653,536
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$579,010	$847,765
Current maturities of long-term debt	664,225	891,070
Deferred revenues & gain on sale-leaseback transaction	344,454	423,349
Accrued interest payable	246,112	37,838
Total current liabilities	1,833,801	2,200,022
Long-term debt, less current maturities	6,445,959	6,694,102
Redeemable convertible Series C preferred stock	11,266,537	10,696,697
Stockholders' (Deficit)
Common stock	10,776	10,773
Additional paid-in capital	55,016,291	54,950,315
Accumulated deficit	(65,120,115)	(61,898,373)
Total stockholders' (deficit)	(10,093,048)	(6,937,285)
Total liabilities and stockholders' (deficit)	$9,453,249	$12,653,536

See Notes to Condensed Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues:
Equipment leasing & hosting	$2,154,375	$1,849,992	$4,088,413	$3,503,464
Equipment sales	20,795	280,066	77,003	288,055
Service revenues	30,459	31,014	149,969	73,726
Gain on related party sale-leaseback transactions	44,844	83,378	89,706	183,699
Total revenues	2,250,473	2,244,450	4,405,091	4,048,944
Operating expenses:
Cost of revenues	893,685	893,540	1,754,684	1,589,674
Research and development	413,115	353,772	886,224	661,012
Sales, general and administrative	2,228,738	1,904,403	4,295,965	3,875,027
Total operating expenses	3,535,538	3,151,715	6,936,873	6,125,713
Operating loss	(1,285,065)	(907,265)	(2,531,782)	(2,076,769)
Other income (expense):
Interest income	33,177	26,180	79,652	62,801
Interest expense	(145,504)	(42,102)	(298,030)	(103,914)
Total other income (expense)	(112,327)	(15,922)	(218,378)	(41,113)
Loss before provision for income taxes	(1,397,392)	(923,187)	(2,750,160)	(2,117,882)
Provision for income taxes	-	-	-	-
Net loss	$(1,397,392)	$(923,187)	$(2,750,160)	$(2,117,882)
Preferred stock dividends and accretion	(286,224)	(268,528)	(569,841)	(534,644)
Net loss available to common stockholders	$(1,683,616)	$(1,191,715)	$(3,320,001)	$(2,652,526)
Basic and diluted loss per common share	$(0.16)	$(0.11)	$(0.31)	$(0.25)
Weighted average shares of common stock outstanding	10,775,687	10,770,437	10,774,681	10,734,563

See Notes to Condensed Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' (DEFICIT)
For the Six Months Ended June 30, 2007
(Unaudited)

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	10,773,454	$10,773	$54,950,315	$(61,898,373)	$(6,937,285)
Shares issued for director's fees	3,142	3	3,997	-	4,000
Compensation related to stock options issued	-	-	160,238	-	160,238
Series C preferred stock dividends	-	-	-	(471,582)	(471,582)
Accretion to redemption value of preferred stock	-	-	(98,259)	-	(98,259)
Net loss	-	-	-	(2,750,160)	(2,750,160)
Balance, June 30, 2007	10,776,596	$10,776	$55,016,291	$(65,120,115)	$(10,093,048)

See Notes to Condensed Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash Flows From Operating Activities
Net loss	$(2,750,160)	$(2,117,882)
Depreciation and amortization	913,111	805,770
Expenses paid by issuance of stock, warrants, and options in lieu of cash	164,238	210,649
(Increase) decrease in accounts receivable	264,212	(276,176)
(Increase) in inventories	(35,406)	(196,499)
Increase (decrease) in accounts payable and accrued expenses	(268,755)	219,601
Increase (decrease) in deferred revenues and gain on sale - leaseback transactions	(78,895)	146,610
Increase (decrease) in accrued interest payable	208,274	(12,738)
Other	10,077	(123,744)
Net cash (used in) operating activities	(1,573,304)	(1,344,409)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(222,385)	(109,019)
Purchases of monitoring equipment	(40,874)	(790,845)
Proceeds from maturity of investments	-	6,350,000
Purchase of investments	-	(3,646,814)
(Increase) decrease in other assets	(3,624)	10,532
Net cash provided by (used in) investing activities	(266,883)	1,813,854
Cash Flows From Financing Activities
Principal proceeds from long-term debt	-	500,000
Principal payments on long-term debt	(474,988)	(863,636)
Proceeds from the exercise of options and warrants	-	2,778
Net cash (used in) financing activities	(474,988)	(360,858)
Increase (decrease) in cash	(2,315,175)	108,587
Cash at beginning of period	4,341,685	742,626
Cash at end of period	$2,026,510	$851,213
Supplemental Disclosure of Cash Payments for
Interest	89,756	116,652

See Notes to Condensed Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. General

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) at December 31, 2006, has been taken from audited consolidated financial statements at that date. The condensed consolidated financial statements for the three and six months ended June 30, 2007 and June 30, 2006 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations and cash flows for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2007. Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company’s financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company believes that its current working capital, combined with expected amounts available through the credit arrangements described in note 6, are sufficient to meet its liquidity needs through the end of 2007.  At that time, the Company may need to close on an additional equity investment transaction or debt financing to have sufficient working capital to satisfy liquidity needs through 2008 and beyond. However, there is no assurance that such additional equity or debt financing will be available and if the Company is unable to obtain additional capital, it will need to take other steps, including imposition of significant cost reductions, in order to maintain operations.

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

During the three and six months ended June 30, 2007, the Company granted options to purchase a total of 89,725 and 94,975 shares of common stock to thirteen and twenty-two employees, respectively, pursuant to the 2006 Plan. During the three and six months ended June 30, 2007, 20,624 and 32,938 options issued under the 2006 Plan were forfeited, 31,679 and 43,592 options issued under the 2001 Plan were forfeited and 200,208 and 204,375 options issued under employment agreements outside the 2006 Plan and the 2001 Plan were forfeited. No options were exercised during the three or six months ended June 30, 2007. The following table shows stock option activity during the six month period ended June 30, 2007:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,969,116	$2.35
Granted	94,975	1.08
Exercised	-	-
Forfeited	(280,905)	2.07
Outstanding at June 30, 2007	1,783,186	$2.33	5.90	$51,758
Exercisable at June 30, 2007	1,246,053	$2.50	4.52	$7,022

As of June 30, 2007, the aggregate intrinsic value of outstanding and exercisable options, which is the actual value of the options if exercised, was $51,758 and $7,022, respectively.

During the three and six month periods ended June 30, 2007, respectively, 144,835 and 703,156 warrants expired and no warrants were granted or exercised by warrant holders.

At June 30, 2007, the Company had 1,783,186 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 4,039,230 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

As of January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS# 123(R)” or the “Statement”) which requires that the compensation cost relating to share-based compensation awards, including grants of employee stock options, be recognized in financial statements as these awards become vested, based on the grant date fair value of the equity instruments issued.

For purposes of FAS# 123(R), the Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006
Risk free interest rate	4.65%	4.63%
Expected volatility factor	86.92%	86.27%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	0% and 16%	0% and 21%

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

The Company recorded compensation expense of $90,640 and $160,238 for the three and six month periods ended June 30, 2007, respectively, compared to $49,790 and $206,649 for the same periods in 2006.

As of June 30, 2007, there was approximately $645,489 of total unrecognized compensation costs related to non-vested share based compensation agreements granted to the Company’s executives and employees. The estimated aggregate amortization expense of the unrecognized compensation costs is as follows:

2007	$176,186
2008	315,700
2009	153,603
Total	$645,489

Note 3. Monitoring Equipment

Monitoring equipment consists of equipment under lease to customers. Monitoring equipment is amortized ratably over its useful life which is generally three years. Monitoring equipment, net, at June 30, 2007, consisted of the following:

	Active GPS	Passive GPS	Breath Alcohol	Other	Total
Monitoring Equipment	$2,932,525	$3,242,822	$964,896	$735,944	$7,876,187
Less accumulated depreciation	(1,748,123)	(2,728,234)	(789,133)	(433,567)	(5,699,057)
Monitoring Equipment, net	$1,184,402	$514,588	$175,763	$302,377	$2,177,130

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

The Company also separately records other intangible assets that can be identified and assigned a value.  At June 30, 2007, such intangible assets consisted solely of customer monitoring contracts acquired in a prior acquisition. The Company amortizes the initial carrying value based on the projected revenue stream of the monitoring contracts. This amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and equaled $20,642 and $41,284 for the three and six month periods ended June 30, 2007, respectively, and $23,176 and $46,353 for the comparable periods in 2006. These intangible assets are also tested for impairment on an annual basis.

The composition of goodwill and intangible assets at June 30, 2007, is as follows:

		Intangibles, subject
	Goodwill	to Amortization
Gross Carrying Amount	$2,302,179	$911,522
Accumulated Amortization, including $302,298 of impairment loss	-	(808,882)
Balance at June 30, 2007	$2,302,179	$102,640

The estimated aggregate amortization expense of the intangible assets is $41,285 for the remainder of 2007, $41,962 for 2008 and $19,393 for 2009.

Note 5. Redeemable Exchangeable Series C Preferred Stock

On June 27, 2005, the Company issued 1,000,000 shares of its $0.01 par value Series C 8% Cumulative Annually Compounding Exchangeable Preferred Stock (the “Series C Preferred Stock”).  The Series C Preferred Stock is exchangeable for 4,782,609 shares of common stock and warrants to acquire 6,287,045 shares of common stock at an exercise price of $2.30 per share at anytime at the discretion of the preferred stockholder.

If, after June 27, 2010, the closing price of the common stock exceeds $20.00 per share for at least 120 consecutive trading days, the Company can require the conversion of the Series C Preferred Stock into common stock in accordance with the above exchange provisions.

The Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Preferred Stock will equal the per share original issue price ($11 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital. As of June 30, 2007, the Company had accrued Series C Preferred Stock dividends totaling $1,838,212 and accretion to redemption value of the Series C Preferred Stock totaling $393,035. Of these amounts, $471,582 and $98,259, respectively, were the amounts accrued during the six months ended June 30, 2007.

Upon any liquidation of the Company, no distribution can be made to the holders of shares of common stock or other stock ranking junior to the Series C Preferred Stock unless, prior thereto, the holders of shares of Series C Preferred Stock have received an amount per share equal to the per share original issue price plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, multiplied by a factor of 105%.

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

During 2006, and through June 30, 2007, the Company financed the acquisition of approximately $1,250,000 of monitoring equipment through five sale-leaseback agreements with AHK Leasing, LLC (“AHK”), a company controlled by three stockholders, one of which is a current director. Under these sale-leaseback arrangements, the Company purchases the monitoring equipment from the manufacturer, sells it to AHK at a price no less than the Company’s cost and then leases the equipment back. AHK has indicated that it has the capacity to make up to $1,500,000 of additional credit available to the Company for future financing transactions. In cases where the monitoring equipment was sold to AHK at a gain, this gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years) as Gain on Sale-leaseback Transactions. As of June 30, 2007, the Company had nine capital leases in conjunction with these transactions which expire from September 2007 to October 2009. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 9.50% to 12.00%. As of June 30, 2007 and December 31, 2006, the aggregate balance on these nine capital leases totaled $1,110,184 and $1,585,172, respectively. For the three and six month periods ended June 30, 2007, interest expense to AHK was $37,650 and $81,665, respectively, compared to $22,831 and $50,568 during the same periods in 2006. There was no accrued interest at June 30, 2007 and December 31, 2006 to AHK.

During the fourth quarter of 2006, the Company received two unsecured loans totaling $6,000,000 from a private investment company that is an affiliate of Mykonos 6420 LP (“Mykonos”), the holder of all shares of our Series C Preferred Stock. The proceeds of the loans are being used to meet the Company’s working capital needs. Both loans bear interest at a rate of 7% per annum. These loans mature on the earlier of (i) July 1, 2009 or (ii) the first date on which the Company issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than $6,000,000. The terms of the two notes were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors. As of June 30, 2007 and December 31, 2006, the note balances were $6,000,000. For the three and six month periods ended June 30, 2007, interest expense on the two unsecured notes was $104,712 and $208,274, respectively, compared to $0 and $0 during the same periods in 2006. As of June 30, 2007 and December 31, 2006, accrued interest on the two unsecured loans totaled $246,112 and $37,838, respectively.

Note 7. Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements for the quarter and six months ended June 30, 2007.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed if SFAS No. 157 is also adopted. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

Note 8. Contingencies

On March 8, 2007, a lawsuit was filed by Pro Tech Monitoring, Inc. (“Pro Tech") against the Company in United States District Court for the Middle District of Florida. Pro Tech alleges that the Company has infringed and continues to infringe on a U.S. patent held by Pro Tech relating to GPS tracking and monitoring apparatus and systems. The action filed by Pro Tech seeks an injunction and substantial monetary damages, either of which, if awarded, could have a material adverse effect on the Company. The Company believes it has a valid defense against the material allegations made by Pro Tech and intends to vigorously defend itself against this lawsuit. The Company is unable to predict the outcome of this lawsuit at this time.

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

Results of Operations

Equipment Leasing and Hosting Revenue

Equipment Leasing and Hosting Revenue is derived from the fees charged to customers for the rental of offender monitoring equipment, the use of the Company’s offender monitoring software including tracNET24, hosting offender data, and ancillary charges directly related to the monitoring of offenders. For the three and six month periods ended June 30, 2007, equipment leasing and hosting revenues were $2,154,375 and $4,088,413 compared to $1,849,992 and $3,503,464 for the same periods in 2006. This increase is attributable to the increase in the number of units under lease. Leasing and hosting revenues are recognized over the term of the lease or customer contract based on the performance of services. Leasing and hosting contracts with customers typically have initial terms of one year and are typically renewed at one year increments thereafter.

Equipment Sales Revenue

Equipment Sales Revenue is derived from the sale of offender monitoring equipment. For the three and six months ended June 30, 2007, equipment sales revenues were $20,795 and $77,003 compared to $280,066 and $288,055 during the same periods in 2006. The main reason for the three and six month decrease is the nonrecurring sale of hosting equipment during the second quarter of 2006 to a customer that implemented its own GPS host monitoring system. In general, our business plan is to lease monitoring equipment rather than to sell it to customers. Accordingly, we do not expect significant revenues from equipment sales. Revenues from monitoring equipment sold in conjunction with a hosting agreement for tracking and monitoring services on tracNet24 are recognized ratably over the initial term of the hosting agreement which is typically for one year. Revenues from monitoring equipment sold without a hosting agreement are recognized when goods are shipped to the customer.

Service Revenue

Service Revenue consists of sales of non-core services including licensing fees, server maintenance agreements, and monitoring equipment repairs. For the three and six months ended June 30, 2007, Service Revenue was $30,459 and $149,969 compared to $31,014 and $73,726 for the comparable periods of 2006. The six month increase is attributable to an increase in equipment repairs of deployed monitoring units while the three month decrease reflects slightly fewer repairs in the second quarter of 2007 as compared to the second quarter of 2006. Service Revenue is recognized upon performance of the respective service.

Gain on Sale-leaseback Transactions

The Company finances much of its monitoring equipment through sale-leaseback agreements, primarily with a leasing company owned by a related party. Under these agreements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a price not less than the Company’s cost, and then leases it back from the leasing company. If the monitoring equipment is sold to the leasing company at a gain, this gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years) as Gain on Sale-leaseback Transactions. For the three and six months ended June 30, 2007, the Gain on Sale-leaseback Transactions was $44,844 and $89,706 compared to $83,378 and $183,699 during the same periods in 2006. This decrease is attributable to fewer capital leases relating to monitoring equipment sold at a gain to the leasing company. As of June 30, 2007, the Company had nine capital leases, four of which consisted of equipment sold at a gain. As of June 30, 2006, the Company had seven capital leases in place in conjunction with these transactions, five of which consisted of equipment being sold at a gain.

Cost of Revenues

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. Costs of revenues are recorded as products are delivered or services are performed. For the three and six months ending June 30, 2007, Cost of Revenues was $893,685 and $1,754,684 compared to $893,540 and $1,589,674 during the same periods in 2006. This increase is primarily due to the increased amortization of our monitoring equipment as a result of more units being deployed, increased communication costs, and third party service and monitoring costs of supporting additional units in the field.

Research and Development

Research and Development expenses are the direct costs associated with the Company’s development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the Company’s own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $413,115 and $886,224 for the three and six months ended June 30, 2007, compared to $353,772 and $661,012 for the same periods in 2006. This increase in research and development expenses was the result of additional testing and configuration expenses related to the development of our next generation product.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations of the Company, other than the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, travel, communications, office leases and supplies, marketing, advertising, attendance at trade shows, production of marketing and related collateral material, as well as recruiting and training expenses. For the three and six months ended June 30, 2007, SG&A expenses were $2,228,738 and $4,295,965 compared to $1,904,403 and $3,875,027 in the comparable periods of 2006. The increase in SG&A expenses was primarily due to the increases in compensation expense associated with the hiring of additional non-Research and Development staff, professional fees, advertising expense and travel expenses.

Operating Loss

For the three and six months ended June 30, 2007, operating loss was $1,285,065 and $2,531,782, compared to $907,265 and $2,076,769 for the same periods in 2006. The increase is primarily attributable to increases in Research and Development and SG&A expenses as described above which more than offset higher revenues generated during the period.

Interest Income

For the three and six months ended June 30, 2007, interest income was $33,177 and $79,652, compared to interest income of $26,180 and $62,801 in the comparable periods of 2006. The increase was due to the greater amount held in money market funds during the first six months of 2007 as a result of the cash received from the two unsecured loans received by the Company in the fourth quarter of 2006.

Interest Expense

For the three and six months ended June 30, 2007, interest expense was $145,504 and $298,030, compared to interest expense of $42,102 and $103,914 in the comparable periods of 2006. This increase was due to the increase in Company’s borrowings in the fourth quarter of 2006.

Net Loss

For the three and six months ended June 30, 2007, the Company had a net loss of $1,397,392 and $2,750,160 compared to a net loss of $923,187 and $2,117,882 in the comparable periods of 2006, for the reasons described above.

Preferred Stock Dividends and Accretion

For the three and six months ended June 30, 2007, accrual of preferred stock dividends and accretion were $286,224 and $569,841, as compared to $268,528 and $534,644 for the comparable periods of 2006. This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock. The Series C Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Net Loss Available to Common Stockholders

For the three and six months ended June 30, 2007, there was a net loss available to common stockholders of $1,683,616 and $3,320,001 compared to $1,191,715 and $2,652,526 in 2006. The reasons for these changes are described above.

Liquidity and Capital Resources

For the six months ended June 30, 2007, the Company used $1,573,304 of cash in operating activities, used another $266,883 in investing activities, and used $474,988 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the six months ended June 30, 2007 of $2,315,175. For the same period of 2006, the Company used $1,344,409 of cash in operating activities, generated $1,813,854 in investing activities, and used $360,858 in cash from financing activities. The total of all cash flow activities through the second quarter of 2006 resulted in an increase in the balance of cash of $108,587.

The Company’s principal uses of cash are the payment of operating expenses, the acquisition of monitoring equipment and the financing of its receivables. In general, the Company meets its liquidity needs from its current revenues, from cash and cash equivalents, and through capital leasing arrangements. As of June 30, 2007, the Company had approximately $2,026,510 in cash and cash equivalents. These resources are what remain of the $6,000,000 borrowed by the Company in the fourth quarter of 2006 under two unsecured loans from a private investment company that is an affiliate of Mykonos 6420 LP (“Mykonos”), the sole holder of the Company’s Series C Preferred Stock. The terms of the two notes were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors. Both loans bear interest at a rate of 7% per annum. Principal and interest on the loans are due at the earlier of (i) July 1, 2009 or (ii) the first date on which the Company issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than $6,000,000. The Company may prepay the loans at any time without premium or penalty. The proceeds of the loans have been and will continue to be used to meet the Company’s working capital needs.

During 2006 and through June 30, 2007, the Company had financed the acquisition of approximately $1,250,000 of monitoring equipment through five sale-leaseback agreements with AHK Leasing, LLC (“AHK”), a company controlled by three stockholders, one of which is a current director. In total, as of June 30, 2007, the Company had nine capital lease facilities in place which were used to finance offender monitoring equipment. Under these sale-leaseback arrangements, the Company sells the inventory to AHK and then leases the equipment back. AHK has indicated that it has the capacity to make up to $1,500,000 of additional credit available to the Company for future financing transactions. All capital leases are treated as financing transactions with four of the leases carrying interest rates of 9.50% per annum and five of them carrying interest rates of 12.00% per annum. Maturity dates on these capital leases run from September 2007 to October 2009. As of June 30, 2007, the aggregate balance on these nine capital leases totaled $1,110,184, of which $664,225 is current and the balance of $445,959 is classified as long-term debt.

The Company’s financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company believes that its current working capital, combined with expected amounts available through the credit arrangements described above are sufficient to meet its liquidity needs through the end of 2007.  At that time, the Company may need to close on an additional equity investment transaction or debt financing to have sufficient working capital to satisfy liquidity needs through 2008 and beyond. However, there is no assurance that such additional equity or debt financial will be available and if the Company is unable to obtain additional capital, it will need to take other steps, including imposition of significant cost reductions, in order to maintain operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On March 8, 2007, a lawsuit was filed by Pro Tech Monitoring, Inc. (“Pro Tech") against the Company in United States District Court for the Middle District of Florida. Pro Tech alleges that the Company has infringed and continues to infringe on a U.S. patent held by Pro Tech relating to GPS tracking and monitoring apparatus and systems. The action filed by Pro Tech seeks an injunction and substantial monetary damages, either of which, if awarded, could have a material adverse effect on the Company. The Company believes it has a valid defense against the material allegations made by Pro Tech and intends to vigorously defend itself against this lawsuit. The Company is unable to predict the outcome of this lawsuit at this time.

The Company is not subject to any other material pending or threatened lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 23, 2007, the Company issued a total of 1,818 shares of common stock to two directors in partial payment of directors’ fees. The shares had a market value on the date of the board meeting of $2,000. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its 2007 Annual Meeting of Stockholders on May 4, 2007. All matters placed before security holders received the necessary votes to pass. The following three individuals were elected to continue a one year term as directors of the Company until the 2008 Annual Meeting of Stockholders: Roger J. Kanne, 7,945,110 votes for and 42,162 votes withheld, Ravi Nath 7,945,110 votes for and 42,162 votes withheld, and Peter A. Michel 7,945,110 votes for and 42,162 votes withheld.

Mykonos, as the sole holder of the Company’s Series C Preferred Stock, re-appointed Robert W. Korba, Joseph A. Ethridge and Bruce Leadbetter to serve as directors of the Company for an additional one year term.

Also receiving the necessary votes to pass was the ratification of McGladrey & Pullen, LLP as our independent auditor for 2007. The results were as follows: 1,000,000 shares of Series C Preferred Stock (each of which is entitled to 11 votes on this matter) and 7,891,460 shares of Common Stock voted for ratification, 61,071 shares of Common Stock voted against ratification, and 32,740 shares of Common Stock abstained.

Item 5. Other Information.

Not Applicable

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (3)

3.2	Restated Bylaws of the Company (1)

3.3	Certificate of Designations, Preferences and Rights of Series C Exchangeable Preferred Stock of the Company (2)

4.1	Form of Common Stock Certificate (1)

10.1	Promissory Note Amendments, dated May 9, 2007, made by the Company in favor of and for the benefit of Consolidated Investment Services, Inc. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s registration statement on Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(2)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on June 23, 2005 (Commission File No. 0-26455).

(3)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on December 14, 2006 (Commission File No. 0-26455).

(4)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on May 9, 2007 (Commission File No. 0-26455).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel President & CEO

Dated: August 8, 2007