Form 10QSB
period 2007-09-30
ISECURETRAC CORP
filed 2007-11-14
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-QSB

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares of issuer’s common stock outstanding as of November 12, 2007 was 10,778,014.

Transitional Small Business Disclosure Form (Check One): YES ☐ NO ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$1,300,567	$4,341,685
Accounts receivable, net of allowance for doubtful accounts of $300,916
in 2007 and $171,409 in 2006	2,105,380	2,284,177
Inventories	204,534	61,021
Prepaid expenses and other	71,339	74,608
Total current assets	3,681,820	6,761,491
Equipment, net of accumulated depreciation of $417,019
in 2007 and $336,721 in 2006	415,845	382,072
Leasehold improvements, net of accumulated depreciation of $39,403
in 2007 and $9,535 in 2006	187,826	67,396
Monitoring equipment, net of accumulated depreciation of $6,108,932
in 2007 and $4,904,883 in 2006	2,336,002	2,930,429
Intangibles, net of accumulated amortization and impairment charges of $829,524
in 2007 and $767,598 in 2006	81,998	143,924
Goodwill	2,302,179	2,302,179
Other assets	72,388	66,045
Total assets	$9,078,058	$12,653,536
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,128,623	$847,765
Current maturities of long-term debt	672,508	891,070
Deferred revenues & gain on sale-leaseback transaction	304,515	423,349
Accrued interest payable	351,975	37,838
Total current liabilities	3,457,621	2,200,022
Long-term debt, less current maturities	6,657,349	6,694,102
Redeemable convertible Series C preferred stock	11,574,541	10,696,697
Stockholders' (Deficit)
Common stock	10,778	10,773
Additional paid-in capital	55,058,563	54,950,315
Accumulated deficit	(67,680,794)	(61,898,373)
Total stockholders' (deficit)	(12,611,453)	(6,937,285)
Total liabilities and stockholders' (deficit)	$9,078,058	$12,653,536

See Notes to Condensed Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Revenues:
Equipment leasing & hosting	$2,141,774	$1,817,050	$6,230,187	$5,320,514
Equipment sales	10,752	18,421	87,755	306,476
Service revenues	38,639	5,401	188,608	79,127
Gain on related party sale-leaseback transactions	39,828	44,844	129,534	228,543
Total revenues	2,230,993	1,885,716	6,636,084	5,934,660
Operating expenses:
Cost of revenues	852,406	793,912	2,607,090	2,383,586
Research and development	392,012	326,979	1,278,236	987,991
Sales, general and administrative	3,163,369	2,384,055	7,459,334	6,259,082
Total operating expenses	4,407,787	3,504,946	11,344,660	9,630,659
Operating loss	(2,176,794)	(1,619,230)	(4,708,576)	(3,695,999)
Other income (expense):
Interest income	18,091	11,222	97,743	74,023
Interest expense	(143,102)	(41,651)	(441,132)	(145,565)
Total other income (expense)	(125,011)	(30,429)	(343,389)	(71,542)
Loss before provision for income taxes	(2,301,805)	(1,649,659)	(5,051,965)	(3,767,541)
Provision for income taxes	-	-	-	-
Net loss	$(2,301,805)	$(1,649,659)	$(5,051,965)	$(3,767,541)
Preferred stock dividends and accretion	(308,003)	(288,827)	(877,844)	(823,471)
Net loss available to common stockholders	$(2,609,808)	$(1,938,486)	$(5,929,809)	$(4,591,012)
Basic and diluted loss per common share	$(0.24)	$(0.18)	$(0.55)	$(0.43)
Weighted average shares of common stock outstanding	10,777,305	10,771,897	10,775,556	10,747,007

See Notes to Condensed Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' (DEFICIT)
For the Nine Months Ended September 30, 2007
(Unaudited)

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	10,773,454	$10,773	$54,950,315	$(61,898,373)	$(6,937,285)
Shares issued for director's fees	4,560	5	5,995	-	6,000
Compensation related to stock options issued	-	-	249,641	-	249,641
Series C preferred stock dividends	-	-	-	(730,456)	(730,456)
Accretion to redemption value of preferred stock	-	-	(147,388)	-	(147,388)
Net loss	-	-	-	(5,051,965)	(5,051,965)
Balance, September 30, 2007	10,778,014	$10,778	$55,058,563	$(67,680,794)	$(12,611,453)

See Notes to Condensed Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash Flows From Operating Activities
Net loss	$(5,051,965)	$(3,767,541)
Depreciation and amortization	1,376,141	1,196,085
Expenses paid by issuance of stock, warrants, and options in lieu of cash	255,641	288,889
(Increase) decrease in accounts receivable	178,797	(168,344)
(Increase) in inventories	(143,513)	(12,728)
Increase in accounts payable and accrued expenses	1,280,858	298,454
Increase (decrease) in deferred revenues and gain on sale - leaseback transactions	(118,834)	103,095
Increase (decrease) in accrued interest payable	314,137	(12,738)
Other	3,269	(15,107)
Net cash (used in) operating activities	(1,905,469)	(2,089,935)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(264,369)	(139,218)
Purchases of monitoring equipment	(609,622)	(1,549,364)
Proceeds from maturity of investments	-	6,350,000
Purchase of investments	-	(2,904,224)
(Increase) in other assets	(6,343)	(34,258)
Net cash provided by (used in) investing activities	(880,334)	1,722,936
Cash Flows From Financing Activities
Principal proceeds from long-term debt	500,000	1,000,000
Principal payments on long-term debt	(755,315)	(1,109,317)
Proceeds from the exercise of options and warrants	-	3,089
Net cash (used in) financing activities	(255,315)	(106,228)
(Decrease) in cash	(3,041,118)	(473,227)
Cash at beginning of period	4,341,685	742,626
Cash at end of period	$1,300,567	$269,399
Supplemental Disclosure of Cash Payments for
Interest	126,995	158,303

See Notes to Condensed Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. General

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) at December 31, 2006, has been taken from audited consolidated financial statements at that date. The condensed consolidated financial statements for the three and nine months ended September 30, 2007 and September 30, 2006 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations and cash flows for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2007. Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company’s financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company believes that its current working capital, combined with expected amounts available through the credit arrangements described in note 6 and note 9, are sufficient to meet its liquidity needs through the end of 2007.  At that time, the Company may need to close on an additional equity investment transaction or debt financing to have sufficient working capital to satisfy liquidity needs through 2008 and beyond. However, there is no assurance that such additional equity or debt financing will be available and if the Company is unable to obtain additional capital, it will need to take other steps, including imposition of significant cost reductions, in order to maintain operations.

Note 2. Common Stock Options and Warrants

The Company may issue stock options and other types of equity-based compensation under its 2006 Omnibus Equity Incentive Plan (the “2006 Plan”) which was implemented on May 31, 2006. This is the only plan under which the Company may now issue additional equity-base compensation. The Company also has outstanding stock options that were issued under its 2001 Omnibus Equity Incentive Plan (the “2001 Plan”) and which were issued under employment agreements with executive officers.

During the three and nine months ended September 30, 2007, the Company granted options to purchase a total of 35,000 and 129,975 shares of common stock to twelve and thirty-four employees, respectively, pursuant to the 2006 Plan. During the three and nine months ended September 30, 2007, 3,918 and 36,856 options issued under the 2006 Plan were forfeited, 1,969 and 45,561 options issued under the 2001 Plan were forfeited and 0 and 204,375 options issued under employment agreements outside the 2006 Plan and the 2001 Plan were forfeited. No options were exercised during the three or nine months ended September 30, 2007. The following table shows stock option activity during the nine month period ended September 30, 2007:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,969,116	$2.35
Granted	129,975	1.15
Exercised	-	-
Forfeited	(286,792)	2.06
Outstanding at September 30, 2007	1,812,299	$2.31	5.74	$13,685
Exercisable at September 30, 2007	1,317,340	$2.47	4.50	$2,018

As of September 30, 2007, the aggregate intrinsic value of outstanding and exercisable options, which is the actual value of the options if exercised, was $13,685 and $2,018, respectively.

During the three and nine month periods ended September 30, 2007, respectively, 16,305 and 719,461 warrants expired and no warrants were granted or exercised by warrant holders.

At September 30, 2007, the Company had 1,812,299 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 4,022,925 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123(R)” or the “Statement”) which requires that the compensation cost relating to share-based compensation awards, including grants of employee stock options, be recognized in financial statements as these awards become vested, based on the grant date fair value of the equity instruments issued.

For purposes of FAS No. 123(R), the Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
Risk free interest rate	4.65%	4.63%
Expected volatility factor	86.69%	86.27%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	0% and 16%	0% and 21%

The risk-free interest rate is determined on the date the grant is issued. This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of seven years.

Expected volatilities are based on historical stock prices over the two years prior to the stock option award.

Prior to adopting FAS No. 123(R), the cancellation of stock options was accounted for based on the actual cancellations during the reporting period. Under FAS No. 123(R), the Company is required to estimate forfeitures. The forfeiture rate is the rate at which options are expected to be forfeited prior to full vesting. For options issued to senior executives, the Company uses an assumed forfeiture rate of 0%. For all other options, the forfeiture rate is determined based on actual forfeiture rate experience as follows: For each historical year of option issuance, the total options issued for the year is compared to the options forfeited prior to having vested. For option years in which the two year vesting period has not passed, past experience is used to project future forfeitures. The total of pro forma forfeitures is then compared to total options awarded and the resultant percentage is used as the forfeiture rate. The estimated forfeiture rate for non-senior executive option grants is 16%. This rate is recalculated on an annual basis.

The annual rate of quarterly dividends is 0% since iSECUREtrac has historically not paid dividends on its common stock and does not expect to pay dividends in the foreseeable future.

The Company recorded compensation expense of $89,402 and $249,641 for the three and nine month periods ended September 30, 2007, respectively, compared to $76,240 and $282,889 for the same periods in 2006 related to share-based compensation awards.

As of September 30, 2007, there was approximately $585,646 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees. The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2007	$91,497
2008	329,659
2009	164,490
Total	$585,646

Note 3. Monitoring Equipment

Monitoring equipment consists of equipment under lease to customers. Upon deployment, monitoring equipment is amortized ratably over its useful life which is generally three years. Monitoring equipment, net, at September 30, 2007, consisted of the following:

	Active GPS	Passive GPS	Breath Alcohol	Other	Total
Monitoring Equipment	$3,514,508	$3,225,327	$964,897	$740,202	$8,444,934
Less accumulated depreciation	(1,969,668)	(2,819,702)	(826,797)	(492,765)	(6,108,932)
Monitoring Equipment, net	$1,544,840	$405,625	$138,100	$247,437	$2,336,002

Note 4. Goodwill and Intangible Assets Subject to Amortization

Goodwill is the excess of the cash paid over the fair value of the net assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year.  The Company has determined that there is no impairment of goodwill as of December 31, 2006.

The Company also separately records other intangible assets that can be identified and assigned a value.  At September 30, 2007, such intangible assets consisted solely of customer monitoring contracts acquired in a prior acquisition. The Company amortizes the initial carrying value based on the projected revenue stream of the monitoring contracts. This amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and equaled $20,642 and $61,927 for the three and nine month periods ended September 30, 2007, respectively, and $23,176 and $69,530 for the comparable periods in 2006. These intangible assets are also tested for impairment on an annual basis.

The composition of goodwill and intangible assets at September 30, 2007, is as follows:

		Intangibles, subject
	Goodwill	to Amortization
Gross Carrying Amount	$2,302,179	$911,522
Accumulated Amortization, including $302,298 of impairment loss	-	(829,524)
Balance at September 30, 2007	$2,302,179	$81,998

The estimated aggregate amortization expense of the intangible assets is $20,643 for the remainder of 2007, $41,962 for 2008 and $19,393 for 2009.

Note 5. Redeemable Exchangeable Series C Preferred Stock

On June 27, 2005, the Company issued 1,000,000 shares of its $0.01 par value Series C 8% Cumulative, Compounding Exchangeable Preferred Stock (the “Series C Preferred Stock”).  The Series C Preferred Stock is exchangeable for 4,782,609 shares of common stock and warrants to acquire 6,287,045 shares of common stock at an exercise price of $2.30 per share at anytime at the discretion of the preferred stockholder.

If, after June 27, 2010, the closing price of the common stock exceeds $20.00 per share for at least 120 consecutive trading days, the Company can require the conversion of the Series C Preferred Stock into common stock in accordance with the above exchange provisions.

The Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Preferred Stock will equal the per share original issue price ($11 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital. As of September 30, 2007, the Company had accrued Series C Preferred Stock dividends totaling $2,097,087 and accretion to redemption value of the Series C Preferred Stock totaling $442,164. Of these amounts, $730,456 and $147,388, respectively, were the amounts accrued during the nine months ended September 30, 2007.

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

As of September 30, 2007, the Company had eight capital lease facilities in place which were used to finance the acquisition of approximately $2,650,000 of monitoring equipment with AHK Leasing, LLC (“AHK”), a company controlled by three stockholders, one of which is a current director. Under these sale-leaseback arrangements, the Company purchases the monitoring equipment from the manufacturer, sells it to AHK at a price no less than the Company’s cost and then leases the equipment back. AHK has indicated that it has the capacity to make up to $1,000,000 of additional credit available to the Company for future financing transactions. In cases where the monitoring equipment was sold to AHK at a gain, this gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years) as Gain on Sale-leaseback Transactions. Maturity dates on these capital leases run from November 2007 to September 2010. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 9.50% to 12.50%. As of September 30, 2007 and December 31, 2006, the aggregate balance on these eight capital leases totaled $1,329,857 and $1,585,172, respectively. For the three and nine month periods ended September 30, 2007, interest expense to AHK was $29,471 and $111,136, respectively, compared to $38,433 and $89,001 during the same periods in 2006. There was no accrued interest at September 30, 2007 and December 31, 2006 to AHK.

During the fourth quarter of 2006, the Company received two unsecured loans totaling $6,000,000 from a private investment company that is an affiliate of Mykonos 6420 LP (“Mykonos”), the holder of all shares of our Series C Preferred Stock. The proceeds of the loans are being used to meet the Company’s working capital needs. Both loans bear interest at a rate of 7% per annum. These loans mature on the earlier of (i) July 1, 2009 or (ii) the first date on which the Company issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than $6,000,000. The terms of the two notes were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors. As of September 30, 2007 and December 31, 2006, the note balances were $6,000,000. For the three and nine month periods ended September 30, 2007, interest expense on the two unsecured notes was $105,863 and $314,137, respectively, compared to $0 and $0 during the same periods in 2006. As of September 30, 2007 and December 31, 2006, accrued interest on the two unsecured loans totaled $351,975 and $37,838, respectively. See Note 9. Subsequent Event.

Note 7. Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements for the three and nine months ended September 30, 2007.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine. This statement also clarifies that market participant assumptions should also include assumptions about the effect of a restriction on the sale or use of an asset. This statement clarifies that fair value measurement for a liability should reflect nonperformance risk (the risk that the obligation will not be fulfilled). This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

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

Note 8. Contingencies

On March 8, 2007, a lawsuit was filed by Pro Tech Monitoring, Inc. (“Pro Tech") against the Company in United States District Court for the Middle District of Florida. Pro Tech alleges that the Company has infringed and continues to infringe on a U.S. patent held by Pro Tech relating to GPS tracking and monitoring apparatus and systems. The action filed by Pro Tech seeks an injunction and substantial monetary damages, either of which, if awarded, could have a material adverse effect on the Company. The Company believes it has valid defenses against the material allegations made by Pro Tech and intends to vigorously defend itself against this lawsuit. These defenses include, among other things, that the Company has not and is not infringing upon the Pro Tech patents and/or that the Pro Tech patents are invalid. Cost of litigation for the three and nine month periods ending September 30, 2007, totaled $941,535 and $1,032,010, respectively, which includes Company accruals for potential settlement. Although the Company believes that a mediated settlement can be accomplished, it is unable to predict the outcome of this lawsuit at this time.

The Company is not subject to any other material pending or threatened lawsuits.

Note 9. Subsequent Event

On October 29, 2007, the Company closed on a Credit and Security Agreement with Crestpark LP, Inc., an affiliate of Mykonos (“Crestpark”), under which Crestpark agreed to lend approximately $8.5 million to the Company through the earlier of (i) July 1, 2010 or (ii) the first date on which the Company issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the amount lent to the Company by Crestpark. The loan from Crestpark is evidenced by a promissory note (the “Crestpark Note”) which provides, among other things, that $6,391,863.90 of the borrowings thereunder (which amount equals the principal and accrued interest on the two previous loans from a Mykonos affiliate (the “Prior Loans”) as of October 29, 2007) bear interest at 7.0% per annum and such interest will be due and payable at maturity of the Crestpark Note. The remaining $2,100,000 advanced to the Company under the Crestpark Note represents new borrowings and will bear interest at an annual rate of 2% over a floating base rate equal to prime (the “Base Rate”). The portion of the interest on these additional borrowings determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate will be payable monthly. At closing of the Crestpark loan transaction, all obligations of the Company under the Prior Loans were terminated and released. Unlike the Prior Loans, which were unsecured, borrowings under the Crestpark Note are secured by a first security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK under its sale leaseback arrangements. The terms of the Crestpark Note were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

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

The Company develops, markets, and distributes electronic monitoring products employing global positioning satellite (“GPS”) technology and related services to criminal justice agencies, both in the United States and internationally, for use in offender management programs. The Company’s three principal sources of revenues are: (i) leasing of monitoring units to criminal justice agencies and providing agencies the use of Company’s proprietary software including its web-based tracking and monitoring system known as tracNET24™, (ii) sales of offender monitoring equipment and (iii) sales of non-core services including software licensing, server maintenance agreements and monitoring equipment repairs.

Results of Operations

Equipment Leasing and Hosting Revenue

Equipment Leasing and Hosting Revenue is derived from the fees charged to customers for the rental of offender monitoring equipment, the use of the Company’s offender monitoring software including tracNET24, hosting offender data, and ancillary charges directly related to the monitoring of offenders. For the three and nine month periods ended September 30, 2007, equipment leasing and hosting revenues were $2,141,774 and $6,230,187 compared to $1,817,050 and $5,320,514 for the same periods in 2006. This increase is attributable to the increase in the number of units under lease. Leasing and hosting revenues are recognized over the term of the lease or customer contract based on the performance of services. Leasing and hosting contracts with customers typically have initial terms of one year and are typically renewed at one year increments thereafter.

Equipment Sales Revenue

Equipment Sales Revenue is derived from the sale of offender monitoring equipment. For the three and nine months ended September 30, 2007, equipment sales revenues were $10,752 and $87,755 compared to $18,421 and $306,476 during the same periods in 2006. The main reason for the nine month decrease is the nonrecurring sale of hosting equipment during the second quarter of 2006 to a customer that implemented its own GPS host monitoring system. The decline during the three month period compared to the third quarter of 2006 was due to the decreased emphasis on equipment sales and greater emphasis on equipment leasing. In general, our business plan is to lease monitoring equipment rather than to sell it to customers. Accordingly, we do not expect significant revenues from equipment sales. Revenues from monitoring equipment sold in conjunction with a hosting agreement for tracking and monitoring services on tracNet24 are recognized ratably over the initial term of the hosting agreement which is typically for one year. Revenues from monitoring equipment sold without a hosting agreement are recognized when goods are shipped to the customer.

Service Revenue

Service Revenue consists of sales of non-core services including software licensing, server maintenance agreements, and monitoring equipment repairs. For the three and nine months ended September 30, 2007, Service Revenue was $38,639 and $188,608 compared to $5,401 and $79,127 for the comparable periods of 2006. The three and nine month increase is attributable to an increase in equipment repairs of deployed monitoring units. Service Revenue is recognized upon performance of the respective service.

Gain on Sale-leaseback Transactions

The Company finances much of its monitoring equipment through sale-leaseback agreements, primarily with a leasing company owned by a related party. Under these agreements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a price not less than the Company’s cost, and then leases it back from the leasing company. If the monitoring equipment is sold to the leasing company at a gain, this gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years) as Gain on Sale-leaseback Transactions. For the three and nine months ended September 30, 2007, the Gain on Sale-leaseback Transactions was $39,828 and $129,534 compared to $44,844 and $228,543 during the same periods in 2006. This decrease is attributable to fewer capital leases relating to monitoring equipment sold at a gain to the leasing company. As of September 30, 2007, the Company had eight capital leases, four of which consisted of equipment sold at a gain. As of September 30, 2006, the Company had nine capital leases in place in conjunction with these transactions, five of which consisted of equipment being sold at a gain.

Cost of Revenues

Cost of Revenues represents all direct costs associated with the generation of equipment and hosting revenue, including cost of goods for equipment that is sold and leased, the direct variable communications and hardware equipment expenses associated with the webcentric hosting services, the costs of distribution of software and equipment, and the maintenance expenses on equipment repaired under service agreements. Costs of revenues are recorded as products are delivered or services are performed. For the three and nine months ending September 30, 2007, Cost of Revenues was $852,406 and $2,607,090 compared to $793,912 and $2,383,586 during the same periods in 2006. This increase is primarily due to the increased amortization of our monitoring equipment as a result of more units being deployed, increased communication costs, and third party service and monitoring costs of supporting additional units in the field.

Research and Development

Research and Development expenses are the direct costs associated with the Company’s development of its proprietary products. Expenses in this category include the cost of outside contracted engineering and design, staffing expenses for the Company’s own engineers and software developers, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions. The Research and Development expenses were $392,012 and $1,278,236 for the three and nine months ended September 30, 2007, compared to $326,979 and $987,991 for the same periods in 2006. This increase in research and development expenses was the result of additional testing and configuration expenses related to the development of our next generation product, including an increase in Research and Development staff from 13 employees at September 30, 2006, to 18 employees at September 30, 2007.

Sales, General and Administrative

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations of the Company, other than the expenses described above. These expenses include executive, sales, administrative and accounting staff payroll, taxes and benefits, rent on property, travel, communications, office leases and supplies, marketing, advertising, attendance at trade shows, production of marketing and related collateral material, recruiting and training expenses, cost of litigation, professional fees and bad debt expense. For the three and nine months ended September 30, 2007, SG&A expenses were $3,163,369 and $7,459,334 compared to $2,384,055 and $6,259,082 in the comparable periods of 2006. The three and nine month increase in SG&A expenses was primarily due to the increase in cost of litigation. The Company recorded approximately $941,535 and $1,032,010 in litigation expenses for the three and nine month periods of 2007, compared to $0 and $34,203 for the same periods in 2006. Also contributing to the three and nine month increase in SG&A expenses were increases in compensation expense due to the hiring of additional personnel, professional fees, office supplies and travel expenses.

Operating Loss

For the three and nine months ended September 30, 2007, operating loss was $2,176,794 and $4,708,576, compared to $1,619,230 and $3,695,999 for the same periods in 2006. The three and nine month increase in our operating loss was primarily attributable to increases in both Research and Development and SG&A expenses as described above which more than offset higher revenues generated during the period.

Interest Income

For the three and nine months ended September 30, 2007, interest income was $18,091 and $97,743, compared to interest income of $11,222 and $74,023 in the comparable periods of 2006. The increase was due to the greater amount held in money market funds during the first nine months of 2007 as a result of the cash received from the two unsecured loans received by the Company in the fourth quarter of 2006.

Interest Expense

For the three and nine months ended September 30, 2007, interest expense was $143,102 and $441,132, compared to interest expense of $41,651 and $145,565 in the comparable periods of 2006. This increase was due to the $6,000,000 increase in Company’s borrowings under the two unsecured loans received by the Company in the fourth quarter of 2006.

Net Loss

For the three and nine months ended September 30, 2007, the Company had a net loss of $2,301,805 and $5,051,965 compared to a net loss of $1,649,659 and $3,767,541 in the comparable periods of 2006, for the reasons described above.

Preferred Stock Dividends and Accretion

For the three and nine months ended September 30, 2007, accrual of preferred stock dividends and accretion were $308,003 and $877,844, as compared to $288,827 and $823,471 for the comparable periods of 2006. This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock. The Series C Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Net Loss Available to Common Stockholders

For the three and nine months ended September 30, 2007, there was a net loss available to common stockholders of $2,609,808 and $5,929,809 compared to $1,938,486 and $4,591,012 in 2006. The reasons for these changes are described above.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, the Company used $1,905,469 of cash in operating activities, used another $880,334 in investing activities, and used $255,315 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the nine months ended September 30, 2007 of $3,041,118. For the same period of 2006, the Company used $2,089,935 of cash in operating activities, generated $1,722,936 in investing activities, and used $106,228 in cash from financing activities. The total of all cash flow activities through the third quarter of 2006 resulted in a decrease in the balance of cash of $473,227.

The Company’s principal uses of cash are the payment of operating expenses, the acquisition of monitoring equipment and the financing of its receivables. In general, the Company meets its liquidity needs from its current revenues, from cash and cash equivalents, and through capital leasing arrangements. As of September 30, 2007, the Company had approximately $1,300,567 in cash and cash equivalents. These resources are what remain of the $6,000,000 borrowed by the Company in the fourth quarter of 2006 under two unsecured loans from a private investment company that is an affiliate of Mykonos 6420 LP (“Mykonos”), the sole holder of the Company’s Series C Preferred Stock (the “2006 Notes”). Interest on the 2006 Notes accrued at a rate of 7% per annum. Principal and interest on the loans was due at the earlier of (i) July 1, 2009 or (ii) the first date on which the Company issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than $6,000,000.

On October 29, 2007, the Company refinanced the 2006 Notes and borrowed an additional $2,100,000 under the terms of a Credit and Security Agreement with Crestpark LP, Inc., another affiliate of Mykonos (“Crestpark”). Borrowings from Crestpark are evidenced by a promissory note (the “Crestpark Note”) in the principal amount of $8,491,863.90 which is equal to the aggregate principal and accrued interest on the 2006 Notes as of October 29, 2007 plus an additional $2,100,000. Principal on the Crestpark Note is due on the earlier of (i) July 1, 2010 or (ii) the first date on which the Company issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the amount lent to the Company by Crestpark. The Company may prepay the Crestpark loan at any time without premium or penalty. The Crestpark Note provides, among other things, that $6,391,863.90 of the borrowings thereunder bear interest at 7.0% per annum (the same rate that was payable on the 2006 Notes) and such interest will be due and payable at maturity of the Crestpark Note. The additional $2,100,000 advanced to the Company under the Crestpark Note will bear interest at an annual rate of 2% over a floating base rate equal to prime (the “Base Rate”). The portion of the interest on these additional borrowings determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate will be payable monthly. At closing of the Crestpark loan transaction, all obligations of the Company under the 2006 Notes were terminated and released. Unlike the 2006 Notes, which were unsecured, borrowings under the Crestpark Note are secured by a first security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK under its sale leaseback arrangements. The terms of the Crestpark Note were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors. The proceeds of the Crestpark loan will be used for working capital purposes.

As of September 30, 2007, the Company had eight capital lease facilities in place which were used to finance the acquisition of approximately $2,650,000 of monitoring equipment with AHK Leasing, LLC (“AHK”), a company controlled by three stockholders, one of which is a current director. Under these sale-leaseback arrangements, the Company sells the inventory to AHK and then leases the equipment back. AHK has indicated that it has the capacity to make up to $1,000,000 of additional credit available to the Company for future financing transactions. All capital leases are treated as financing transactions with two of the leases carrying interest rates of 9.50% per annum, five of them carrying interest rates of 12.00% per annum and one of them carrying an interest rate of 12.50% per annum. Maturity dates on these capital leases run from November 2007 to September 2010. As of September 30, 2007, the aggregate balance on these eight capital leases totaled $1,329,857, of which $672,508 is current and the balance of $657,349 is classified as long-term debt.

The Company’s financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company believes that its current working capital, combined with expected amounts available through the credit arrangements described above are sufficient to meet its liquidity needs through the end of 2007.  At that time, the Company expects to need additional equity or debt financing to have sufficient working capital to satisfy liquidity needs through 2008 and beyond. The Company does not have any commitments to provide any such additional capital at this time and there is no assurance that such additional equity or debt financial will be available. If the Company is unable to obtain additional capital, it will need to take other steps, including imposition of significant cost reductions, in order to maintain operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On March 8, 2007, a lawsuit was filed by Pro Tech Monitoring, Inc. (“Pro Tech") against the Company in United States District Court for the Middle District of Florida. Pro Tech alleges that the Company has infringed and continues to infringe on a U.S. patent held by Pro Tech relating to GPS tracking and monitoring apparatus and systems. The action filed by Pro Tech seeks an injunction and substantial monetary damages, either of which, if awarded, could have a material adverse effect on the Company. The Company believes it has valid defenses against the material allegations made by Pro Tech and intends to vigorously defend itself against this lawsuit. These defenses include, among other things, that the Company has not and is not infringing upon the Pro Tech patents and/or that the Pro Tech patents are invalid. Cost of litigation for the three and nine month periods ending September 30, 2007, totaled $941,535 and $1,032,010, respectively, which includes Company accruals for potential settlement. Although the Company believes that a mediated settlement can be accomplished, it is unable to predict the outcome of this lawsuit at this time.

The Company is not subject to any other material pending or threatened lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 23, 2007, the Company issued a total of 1,418 shares of common stock to two directors in partial payment of directors’ fees. The shares had a market value on the date of the board meeting of $2,000. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Not Applicable

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (3)

3.2	Restated Bylaws of the Company (1)

3.3	Certificate of Designations, Preferences and Rights of Series C 8% Cumulative, Compounding Exchangeable Preferred Stock of the Company (2)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s registration statement on Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(2)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on June 23, 2005 (Commission File No. 0-26455).

(3)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on December 14, 2006 (Commission File No. 0-26455).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel President & CEO

                                        Dated: November 14, 2007