Form 10KSB
period 2007-12-31
ISECURETRAC CORP
filed 2008-03-19
CIK 1088120

As filed with the Securities and Exchange Commission on March 19, 2008.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $8,785,712.

The aggregate market value of the common stock of the registrant held by non-affiliates, all of which is voting, was approximately $5,527,141, based on the closing sale price reported on March 17, 2008.

As of March 17, 2008, there were 10,782,756 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2007, are incorporated by reference in Items 9, 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure format (check one): YES ☐ NO ☒

PART I

Regarding Forward-Looking Statements

This Form 10-KSB contains forward-looking statements including statements about the future of iSECUREtrac Corp.’s (“iSECUREtrac” or the “Company” or “we” or “our”) products and the industry, statements about future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-KSB, forward-looking statements are generally identified by the words “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. Readers of this Form 10-KSB should understand that a number of factors could cause the Company’s actual results to differ materially from those expressed in the forward-looking statements contained herein. Many of these factors are described in Item 6 Managements’ Discussion and Analysis or Plan of Operating under the heading “Risk Factors”. Other factors discussed elsewhere in this report, in filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference may also affect the Company’s future financial condition and results of operations.

Item 1. Description of Business

Background

The Company is a Delaware corporation that is the successor in interest to a Colorado corporation initially incorporated in 1983. For more than a decade, the Company has been engaged in its current business of providing electronic monitoring products and services for individuals under community supervision with the objective of “monitoring compliance and modifying behavior.” In 1997 the Company introduced its first GPS tracking system (1600 series), followed by the 2000 Series in 2003, and the latest generation system - the System 5000 in the fourth quarter of 2007.

Market Overview

According to the U.S. Bureau of Justice Statistics, over 7.0 million adults were under some form of correctional supervision as of June 30, 2006. The number of prisoners under the jurisdiction of federal or state correctional authorities on that date reached a record high of 2.4 million. Moreover, 5.0 million adults were under parole or probation supervision and approximately two out of every three people released from prison were rearrested within three years of their release.

Over the past decade, the general population in the U.S. has increased approximately 13% whereas the U.S. correctional population has increased by more than twice the general population - approximately 28%. This growth in the correction population has resulted in stresses on the correctional system in terms of both management and costs which in turn has led to increased use of probation and parole as alternatives to incarceration.

Electronic monitoring systems (e.g. GPS, House Arrest, and Visual Breath Alcohol) enable an agency to monitor, at a greater level of supervision, the activities of a growing number of probationers and parolees without having to allocate additional labor resources to such monitoring efforts. Community supervision programs give corrections and law enforcement agencies more flexibility in solving budget-related problems. Since public safety is maintained or improved by linking alternative sentencing programs with electronic monitoring, programs like work release become viable, cost-effective tools for today’s correctional system.

In summary, the use of products and services offered by iSECUREtrac offer three distinct advantages over incarceration:

(1)	it reduces the public's tax burden by allowing the offender to work and, subsequently, to meet their financial obligations,

(2)	it reduces prison and jail overcrowding by providing a viable alternative to incarceration at a significantly lower cost to the community, and

(3)	it helps to reduce the rate of recidivism (re-offense) when combined with regular rehabilitation/reintegration counseling.

Industry/Technology Advancements

The electronic monitoring market remains an emerging, early stage industry.   Accordingly, new technology is being developed and introduced at a rapid pace.  In general, the technological advancements of the new products are able to demand a higher price point.  However, the industry has historically demonstrated that in most instances, there remains a steady and consistent demand for the existing technology and products.

Business

iSECUREtrac develops, markets, leases and services products that assist in “monitoring compliance and modifying behavior” of individuals who are under the supervision of the criminal justice system and social service agencies, primarily in the United States.

The Company’s principal sources of revenue are daily leasing of electronic monitoring equipment including access to the corresponding web-based monitoring software, and providing administrative, field and support services, generally charged on a per offender basis.

Our Products and Services

iSECUREtrac has a full suite of electronic monitoring products and services consisting of:

•	GPS Tracking Systems

•	House Arrest

•	Visual Breath Alcohol Testing

•	Supplemental Monitoring Center Services

In order to position the Company to remain competitive in the electronic monitoring industry, in 2007   we invested in both the GPS (System 5000) and Visual Breath Alcohol( MEMS 3000) technology.   The Company sees a continued demand for its existing product offerings and remains committed to continuing to provide and support all product lines.

GPS Tracking Systems

GPS tracking systems enable law enforcement agencies to continuously monitor an individual’s location, and thereby compliance, with pre-determined terms.

Operated by the United States Department of Defense and provided free of charge, the Global Positioning System consists of at least 24 operational satellites that orbit the Earth every 12 hours. Eight to twelve GPS satellites are visible from any point on Earth at any given moment in time. A position fix can be acquired when a GPS receiver receives signals from at least three of these satellites.

Our GPS tracking products use this state-of-the-art positioning technology to monitor the movements of individuals under community supervision to a degree not previously possible or cost efficient.

The Company’s Series 2000 and Series 5000 GPS systems are manufactured in the United States and consist of:

•	An ankle cuff that is worn continuously by the offender. The cuff emits a radio frequency (RF) signal to the PTU (described below).

•
Personal Tracking Unit (PTU) that is carried by the offender when not in the charging base. The PTU may include cellular communication capabilities. The reception of the RF signal from the ankle cuff indicates the cuff and PTU are in proximity. The absence of that RF signal indicates a possible violation.

•	A charging base that re-charges the PTU battery and in some systems contains traditional land line communication capability.

Our GPS unit tracks an individual by collecting data points regarding their location and time, at intervals as short as every 10 seconds. All data processing and compliance assessments take place in the PTU, a capability we call on-board intelligence. When operating in an “active” mode, this feature provides officers with near real-time compliance reporting and potentially quicker response to violations by high risk offenders.

Our GPS systems offer:

•	Tracking units equipped with on-board intelligence allowing them to compute GPS locations and discern violation status without the assistance of a monitoring center or other secondary sources

•	Advanced circumvention sub-systems to identify, report and log attempts by the offender to tamper with the equipment or render it inoperable

•	The latest generation GPS chip sets for greater accuracy and sensitivity in areas that typically have weak GPS signals (e.g., urban canyons, terrain under dense foliage)

•	Secure, web-based management reporting through any Internet-ready device, anywhere in the world

•	Geo-fencing to control entrance and/or egress from geographically defined locations (e.g., home, work, spouse’s residence, elementary schools, etc.)

•	Automated voice notification with escalation to an unlimited number of parties including but not limited to supervising officers, law enforcement officials, judicial personnel and potential victims

•
Equipment designed and manufactured specifically for the corrections market that is hypoallergenic (ankle bracelet or cuff), tamper and shock resistant and water resistant or water proof (ankle bracelet or cuff)

•	Crime scene analysis (Crime Scene Inquiry) to assist agencies in identifying or eliminating potential suspects based upon their proximity to a specific crime location within a specified time period.

All of the Company’s GPS products collect data points regarding the individual’s time and location and provide the individual immediate feedback regarding compliance violations. Depending on the specifications of the law enforcement or social services agency, the agency or monitoring center is notified of compliance violations based on the modes of operations outlined below:

•	Active GPS - uses on-board intelligence and a cellular communications network to report locations and violation status in near real time (Series 2000 and Series 5000)

•
Ultra-active GPS - uses on-board intelligence but also includes the ability to report locations and violation status via a traditional land-line when the PTU is returned to the charging base. This service is particularly useful in areas where cellular coverage is weak or non-existent (Series 5000 only)

•	Passive GPS - uses on-board intelligence but reports the locations and violation status only when the PTU is returned to the charging base (Series 2000 only)

House Arrest

House Arrest is a system that enables law enforcement agencies to verify an offender’s presence at a particular location (house, residence, work release facility, etc.). Equipment and features of the iSECUREtrac House Arrest System include:

•	The ability to move from House Arrest to Active or Passive GPS remotely and with the flip of a switch

•	A hypoallergenic and water proof ankle bracelet or cuff worn continuously by the offender which is equipped with tamper-detecting sub-systems and a radio frequency (RF) transmitter

•	A shock resistant monitoring base with enhanced signal reception to ensure superior signal monitoring at range of distances

•	Reporting through a single, secure, web-based platform utilizing common management software for monitoring offenders on House Arrest, Active or Passive GPS

The agency can set a schedule for each offender corresponding to the rules of release. For example, the offender must be at home between 6:00 p.m. and 7:00 a.m. every day. Offender deviation from the schedule results in a violation notification sent to the agency. If the offender takes off the ankle bracelet or tampers with it, it sends out a unique signal alerting the monitoring base of the violation. The base then communicates with the monitoring center which, in turn, automatically alerts the appropriate authorities.

Visual Breath Alcohol Testing

Our breath alcohol monitoring system enables an offender’ breath alcohol levels to be tested remotely and at the offender’s residence. The system calls the offender on a scheduled, random, or on-demand basis, giving him clear instructions. The offender blows into a drinking straw inserted in the HomeStation while a camera on the unit photographs the offender. Breath Alcohol Test data and photographs are sent electronically to our data center. Our personnel confirm the offender’s identity by comparing the event verification photo with original reference picture provided by the agency. Deviation from program parameters, as defined by the agency, results in monitoring center staff contacting appropriate agency personnel.

Advantages of the iSECUREtrac Alcohol Testing System include:

•	In-home testing of individuals who may not have convenient access to a central testing facility

•	A proven alcohol testing methodology that yields court admissible evidence

•	The ability to customize a testing schedule (fixed, random or on-demand) to fit an individual’s supervision/corrections plan

•	The use of a time-tested reliable system designed to meet agency program parameters and budget

Many agency programs use a combination of iSECUREtrac systems to better monitor compliance and shape more socially responsible behavior. For example, it is not unusual for individuals accused or convicted of domestic violence to be supervised with both active GPS and remote alcohol monitoring.

Supplemental Monitoring Center Services

To effect a more seamless integration with agency protocols and programs, iSECUREtrac provides supplemental services. These optional services include:

•
Direct Monitoring Center Intervention in which iSECUREtrac will attempt to resolve common compliance issues through direct contact with the monitored individual. If iSECUREtrac cannot resolve the issue, the situation is escalated in accordance with agency protocols.

•	Equipment Install and Removal frees agents from the task of fitting their clients and retrieving the equipment at the end of the program.

•
Automated Voice Notification provides voice alerts to officers in addition to text, pager and email notifications when those individuals under community supervision violate the terms of their release. These automated voice alerts can be customized by offender, violation and content. Voice messages can be automatically and simultaneously sent to a virtually unlimited number of recipients including potential victims.

•
On-Site Inventory Management provides precise control and safeguarding of equipment. An on-site iSECUREtrac administrator maintains accurate inventory records including data pertaining to equipment receipt, the movement of equipment within and between locations and inventory assignments that match equipment serial numbers with client case numbers.

•
Extended Training includes follow-up training and refresher courses to ensure agents, officers and supervisors are comfortable with the operation of the equipment and proficient in reading and interpreting electronic monitoring reports.

•	Program Development and Consulting can help fine tune protocols and procedures to reduce program “noise”, annoyance alerts and unnecessary data.

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

Web-Based Software/System Interface (tracNET24)

Our web-based software/system interface, known as tracNET24, is provided to end-user agencies through the Internet. Probation or corrections officers with a secure log-in can access the system and know where his or her clients have been over any given time period. With GPS monitoring, the officer can create or modify a schedule of locations where the offender must be at certain times of the day, week or month (e.g., a place of work, medical appointments, counseling appointments, meetings with the probation officer, etc.). He/she merely enters a drop down menu for the schedule and either enters an address or points to a spot on the map and specifies a radius. He/she thereby creates “inclusion zones” for the offender. Similarly, the officer can create “exclusion zones” (e.g., schools, home of an ex-spouse, etc.). Once the parameters are entered, the officer clicks “synchronize with Personal Tracking Unit” which causes the scheduling and zone information to be downloaded to the tracking unit.

Features of iSECUREtrac’s proprietary reporting and management software include but are not limited to:

•	The ability to establish boundaries or geo-fences via “inclusion” and “exclusion” zones, either for individual clients or entire caseload populations

•	The flexibility to change the content, delivery method and timing of alert notifications to best fit agency needs

•	Access to all reports and key events pertaining to monitored individuals through a secure, web-based program

•
Utilization of Microsoft’s Virtual Earth® as a mapping system overlay as well as recognizable and easy-to-read names of countries, states, counties, cities, municipalities, landmarks, points of interest, and street names

•
The ability to present mapping and monitoring information for all enrolled clients in the vicinity of a crime at the time the crime was committed, enabling the officer to research multiple clients simultaneously

Customers

Our principal customers are federal, state, county, and municipal law enforcement and corrections agencies in the United States. Our customers also include social service agencies dealing with curbing juvenile delinquency and domestic violence/abuse.

Sales and Distribution Channels

The Company markets and sells its products and services to governmental and not-for-profit agencies throughout the United States directly through its in-house sales force and indirectly through third party distributors. We also market our products and services through other service providers that have direct relationships with law enforcement and correction agencies and other end users of our products and who integrate iSECUREtrac systems with their own localized offender management services.

Competition

The Company competes for GPS-based offender monitoring with a number of different companies, including ProTech Monitoring, Inc., BI Incorporated, Omnilink Systems, STOP LLC and RemoteMDx. Neither the Company nor any of these competitors has attained a dominant market position, however, several of the Company’s principal competitors have access to financial, technical, marketing, distribution and procurement resources that are greater than those of the Company. In addition, there are several other companies that use GPS, electronic mapping and Internet technologies to provide tracking and monitoring products and services.  The markets served by these companies include vehicle and rail car tracking, vehicle fleet management, container tracking as well as cell phones and 911 emergency response services.  While the companies serving these markets do not currently sell products or services to the corrections and social services markets, these companies or others may enter this market in the future.

In general, contracts with our targeted customer base in the offender tracking market are awarded through a competitive bid process in which we must demonstrate the ability to provide services meeting stated customer specifications at competitive prices. We compete by providing state-of-the-art equipment, a proprietary web-based reporting solution, and customer support that we believe offers the highest value to our customers. In addition, we are the only provider that offers Active GPS, Passive GPS, and traditional House Arrest products that are integrated into a single web application.

Principal Suppliers

The Company’s products are manufactured in the United States by third party contract manufacturers in accordance with manufacturing specifications set by the Company. The PTUs and other hardware components are designed to use off-the-shelf electronic components available for any standard electronic assembly. The Company works in partnership with contract manufacturers to manage the supply chain of electronic components for the manufacture of the Company’s products. In January of 2003, the Company contracted with Altron Inc. of Anoka, Minnesota, an ISO-9002 qualified electronics manufacturer, to be the primary manufacturer of PTUs.

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

We have been issued patent rights in Australia, patent No. 2000235013, issued November 17, 2005 relating to an “Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals”.

We have been granted a non-exclusive software license from SiRF Technology Incorporated (“SiRF”) allowing us to embed SiRF’s patented GPS technology into our products.

We assert common law copyright and statutory trade secret protection to our proprietary software. Our logo, the words “tracNET24”, Reg No. 3114715, “iSECUREtrac”, Reg No. 3159632, “IntelliCuff”, Reg No. 3313220 and the word "iSecureTrack”, Reg. No. 2520981 are registered trademarks.

In addition, we have applied for several additional patents and trademarks.

Regulation

The manufacture, sale and use of devices that utilize any part of the radio frequency radiation spectrum are subject to regulation. The Federal Communications Commission (the "FCC") is the principal agency responsible for regulations relating to the manufacture, sale and use of devices that transmit radio frequency radiation. All of our equipment utilizing radio frequency has each received full FCC compliance certification.

Similarly, insofar as GPS remains funded and controlled by the U.S. government, devices utilizing GPS must conform to government specifications.

Research and Development

The electronic monitoring market remains an emerging, early stage industry. Accordingly, new technology is being developed and introduced at a rapid pace. In order to maintain our competitive position, we must constantly improve our products and services. Our research and development staff designs and develops products incorporating GPS technology, wireless communications, web-based reporting and data storage and transmission. Our research and development activities are primarily related to our GPS products.  During 2007, these activities were mainly related to the development of the System 5000, and most recently the improvement in the functionality of the related web-based software and interfaces including the development and enhancement of crime scene inquiry. During 2007 and 2006, our research and development expenses totaled $1,891,820 and $1,325,076, respectively.

Employees

As of December 31, 2007, the Company had 92 full-time employees on staff. Of the 92 full-time employees, three are executives, six are administrative personnel, 14 are in sales, 14 are in customer support, 20 operate the monitoring center, three are in technology services, 15 are in operations and 17 are in engineering and development.

General Information

The Company’s principal office is located at 5078 South 111th Street, Omaha, Nebraska, 68137 (telephone: 402-537-0022) and its internet address is www.isecuretrac.com. The Company’s annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports are available free of charge through its website as soon as reasonably practicable after these documents are filed with the Securities and Exchange Commission. The information contained in the Company’s website is not part of this Report on Form 10-KSB.

Item 2. Description of Property

The Company leases approximately 11,477 square feet of office space located at 5078 South 111th Street, Omaha, Nebraska where most of the Company’s administrative, service, and other business operations are conducted. The lease was amended on December 18, 2006 to extend the term of the lease to December 31, 2009. The base rent for this property was $6,848 per month through October 31, 2007 when it increased to $7,053 per month. Beginning in November 2008, the base rent on this property will increase to $7,265 for the remaining term of the lease. In addition to base rent, the Company pays a pro rata share of the operating expenses of the building. The Company’s pro rata share of operating expenses on the leased premises is $3,447 per month.

The Company also leases approximately 1,800 square feet of office space located at 11132 Q Street, Omaha, Nebraska where its monitoring center is located. The lease term commenced on January 1, 2007, and ends on December 31, 2009. The base rent for this property is $1,125 per month. In addition to base rent, the Company pays a pro rata share of the operating expenses of the building. The Company’s pro rata share of operating expenses on the leased premises is $514 per month.

In the opinion of management, each of the leased properties is adequate for the Company’s current and reasonably foreseeable needs. The Company does not own any real property.

Item 3. Legal Proceedings

On November 27, 2007, iSecureTrac Corp. (the “Company”) and Pro Tech Monitoring, Inc. (“Pro Tech”) entered into a Confidential Settlement Agreement (the “Settlement Agreement”), pursuant to which the parties agreed to compromise and settle all claims and disputes related to a lawsuit filed by Pro Tech against the Company in the United States District Court for the Middle District of Florida in which Pro Tech alleged that the Company had infringed on a U.S. patent held by Pro Tech relating to GPS tracking and monitoring apparatus and systems. Pro Tech was seeking an injunction and substantial monetary damages from the Company.

Pursuant to the Settlement Agreement, Pro Tech has caused the dismissal of its lawsuit against the Company. In consideration, the Company paid Pro Tech $800,000 in cash upon execution of the Settlement Agreement and agreed to, and did purchase $600,000 worth of sobriety monitoring equipment from Pro Tech prior to December 31, 2007. The $800,000 is included in sales, general and administrative expenses for the year ended December 31, 2007. In addition, the Company has agreed to make a modification to its GPS tracking equipment to eliminate or disable a component that allegedly infringed on Pro Tech’s patent. To the extent this component is not removed or disabled from the Company’s equipment by January 27, 2008, the Company will be subject to royalty payments on unmodified equipment in the field which escalate over time. The amount of such royalty payments, if any, cannot be estimated at this time. The Company entered into the Settlement Agreement without admission of liability and solely to avoid the expense and uncertainty of litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information. iSECUREtrac’s common stock is listed on the OTC Bulletin Board under the trading symbol “ISEC”. The following table sets forth the high and low sale prices for the Company’s common stock during each calendar quarter of 2006 and 2007:

Year	Quarter	High	Low
	1st	$2.77	$1.75
2006	2nd	$3.10	$2.01
	3rd	$2.59	$2.05
	4th	$2.25	$0.85

	1st	$1.57	$0.90
2007	2nd	$1.55	$0.97
	3rd	$1.50	$1.05
	4th	$1.28	$0.62

The source of the foregoing information is Bloomberg, LP Quotations and reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders. As of December 31, 2007 there were approximately 369 stockholders of record for the Company’s common stock.

Dividends. The Company has not declared any dividends on shares of Common Stock and has no plans to do so in the foreseeable future.

Recent Sales of Unregistered Securities. The Company issued 6,226, 3,582 and 7,599 shares of common stock without registration under the Securities Act of 1933 during 2007, 2006 and 2005, respectively, to non-management directors as payment of director fees. The number of shares of common stock issued in each case was based on the fair market value of the Company’s common stock as of the date of the meetings to which such fees related. All previously unreported, unregistered sales of common stock during 2007 are as follows:

Date Issued	Title	Amount of Securities Sold	Security Holder	Description of Transaction	Cash to Company
03/30/07	Common Stock	1,324	Various Directors	Shares issued for directors' fees	N/A
05/23/07	Common Stock	1,818	Various Directors	Shares issued for directors' fees	N/A
08/24/07	Common Stock	1,418	Various Directors	Shares issued for directors' fees	N/A
12/04/07	Common Stock	1,666	Various Directors	Shares issued for directors' fees	N/A

All of the foregoing sales of common stock were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act. All such shares are subject to restrictions on resale.

Company Purchases of its Equity Securities. No purchases of the Company’s common stock were made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18 under the Securities Exchange Act of 1934) during the fourth quarter of 2007.

Item 6. Management's Discussion and Analysis or Plan of Operation

Highlights of 2007 Operations

The following are highlights of 2007 activities that are not otherwise detailed in the balance of the MD&A:

System 5000

Commercial production of the Company’s System 5000 GPS units commenced during the fourth quarter of 2007. The System 5000 utilizes the Company’s most advanced GPS components and provides faster signal acquisition, superior signal reception, and more reliable tracking in terrains where GPS signal reception is more difficult (e.g. under dense foliage, urban “canyons”, etc..) than our previous GPS units. The new technology compliments our existing System 2000 product lines which remain a valuable and viable cost-effective alternative where the advanced capabilities of the System 5000 are not required.

The introduction of the System 5000 was delayed as a result of engineering and design issues. As a result, we believe revenues in 2007 were negatively affected due to many of the Company’s customers deferring orders for additional GPS units until the System 5000 was available.

Expansion of Monitoring Center Services

The Company has historically provided limited monitoring services as part of the standard support services for the visual breath alcohol product. In May 2007, the Company opened its state-of-the-art monitoring center facility which allowed the Company to build a recurring revenue stream by offering an expanded suite of services to its entire line of products.

The expanded services generated $80,487 of revenue for 2007 of which more than 50% was generated in the fourth quarter of 2007.

Summary of Financial Information

The following table provides a comparison of selected financial highlights for the years ended December 31, 2007 and 2006:

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS
Years Ended December 31, 2007 and 2006

	2007	2006	Change
Total revenues	$8,785,712	$8,063,843	$721,869
Cost of revenues	3,640,219	3,574,126	66,093
Gross profit	5,145,493	4,489,717	655,776
Research and development expenses	1,891,820	1,325,076	566,744
Sales, general and administrative expenses:
Litigation and settlement expenses	1,117,966	-	1,117,966
Management restructuring expenses	206,726	149,399	57,327
Consulting expenses - Sarbanes-Oxley	70,059	-	70,059
Other sales, general and administrative expenses	8,530,691	8,308,484	222,207
Total sales, general and administrative expenses	9,925,442	8,457,883	1,467,559
Total R&D and sales, general and administrative expenses	11,817,262	9,782,959	2,034,303
Operating loss	(6,671,769)	(5,293,242)	(1,378,527)
Interest expense, net	(529,958)	(158,394)	(371,564)
Net loss	$(7,201,727)	$(5,451,636)	$(1,750,091)
Preferred stock dividends and accretion	(1,185,848)	(1,112,299)	(73,549)
Net loss available to common stockholders	$(8,387,575)	$(6,563,935)	$(1,823,640)

Total Revenues

For the year ended December 31, 2007, the Company had total revenue of $8,785,712, an increase of 9% over the total revenue of $8,063,843 recorded for the year ended December 31, 2006. The Company’s principal sources of revenue (daily leasing of electronic monitoring equipment and administrative, field and support services) grew 13% over 2006. The increase in revenue is a result of an increase in the number of units under lease and the expansion of monitoring center services revenue to include GPS equipment.

Cost of revenues

Cost of revenues represents all direct costs related to delivery of monitoring equipment including amortization of the acquisition costs, repairs and maintenance of the monitoring equipment, transportation costs, communication costs associated with the equipment, as well as costs to upgrade existing units for advancements in technology. Certain costs such as communication costs and amortization increased in 2007 as a result of additional units under lease. However, these increases were offset by reductions in other costs such as third party service costs and equipment upgrade costs resulting in total cost of revenues increasing only $66,093 from the year 2006 to 2007.

Gross Profit

As a result higher revenues, combined with the minimal increase in cost of revenues, the Company’s gross profit for 2007 improved 14.6% to $5,145,493 from $4,489,717 in 2006, an increase of $655,776. Gross profit, as a percentage of total revenue, improved from 55.7% to 58.6% for 2006 and 2007 respectively.

Research and Development Expenses

Research and Development expenses represent the on-going direct costs associated with the development of the Company’s proprietary hardware and software including staffing expenses for the Company’s own engineers and software developers, the cost of outside contracted engineering and design, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions.

Research and Development expenses for 2007 were $1,891,820, an increase of $566,744 (42.8%) over the $1,325,076 expensed in 2006. Of the $566,744 increase, $199,500 was attributable to the hiring and relocation of a new senior manager and severance costs associated with the previous manager.  See comments below in Sales, General and Administrative regarding management restructuring.  The remainder of the increase was the result of the final development and testing involved in the production of our next generation product, the System 5000, which began commercial production in the fourth quarter of 2007.

Sales, General and Administrative Expenses

Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations of the Company, other than the expenses described above. These expenses include payroll, taxes and benefits and related travel for executive, sales, administrative, customer support and accounting staff. In addition these costs include rent on property, corporate communications, office leases and supplies, marketing, advertising, trade shows, recruiting and training expenses, professional fees and bad debt expense.

For the year ended December 31, 2007, SG&A expenses increased $1,467,559 or 17.4%, to $9,925,442 from $8,457,883 incurred in 2006. Significant components of SG&A expense in 2007 are highlighted below:

•
Litigation and settlement expenses: We incurred $1,117,966 in legal fees and settlement costs in connection with the lawsuit brought by Pro Tech Monitoring, Inc. described in Item 3 “Legal Proceedings.” Although we do not anticipate the incurrence of additional legal fees in connection with this matter, we may incur escalating royalty payments if our GPS units continue to incorporate the function allegedly infringing on Pro Tech’s patent after various dates. Any such royalty costs will be charged to Cost of Revenues as incurred.

•
Management restructuring expenses: We incurred compensation expenses of $206,726 and $149,399 during 2007 and 2006, respectively, relating to hiring and relocation of new executive officers and severance costs associated with the previous officers. The actions referred to here in and above in “Research and Development Expenses” represent a transition of the Company’s entire executive and senior management team. The Company does not anticipate that it will incur similar costs of this magnitude going forward.

•
Consulting expenses - Sarbanes-Oxley: We incurred consulting costs of $70,059 for assisting management in the initial design and evaluation of the Company’s internal controls and procedures over financial reporting and disclosure. These costs are expected to be substantially less in 2008.

•
Other sales, general and administrative expenses: Other sales, general and administrative expenses increased $222,207 or 2.7% from $8,308,484 in 2006 to $8,530,691 in 2007. The significant increases and decreases from 2006 to 2007 are as follows:

•	Compensation expense increased $355,241 primarily due to the increase in staffing levels related to customer support and monitoring center services.

•	Consulting fees increased $122,903 as the Company relied more heavily on outside consultants and lobbyists to respond to an increasing number of requests for proposals and changes in legislation.

•	Bad debt expense decreased $472,508 primarily due to higher than normal write-offs of delinquent accounts in 2006.

Interest Expense, Net

Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. The net interest expense increased $371,564 from $158,394 in 2006 to $529,958 in 2007. The increase is attributable to the increase in equipment purchased under capital leases, as well as the additional $3,300,000 borrowings from Crestpark LP, Inc in late 2007. As a result of the additional borrowing from Crestpark LP and the Company’s continuing use of capital leases to finance its equipment purchases, we expect to see net interest expense continue to grow in 2008.

Net Loss

The Company’s net loss for 2007 was $7,201,727, an increase of $1,750,091 over 2006 for the reasons described above.

Preferred Stock Dividends and Accretion

For the year ended December 31, 2007, preferred stock dividends and accretion totaled $1,185,848, as compared to $1,112,299 for 2006. This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock. The Series C Exchangeable Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Liquidity and Capital Resources

For the year ended December 31, 2007, the Company used $4,009,395 of cash in operating activities, used another $2,308,344 in investing activities, and generated $5,418,766 in cash from financing activities.  The total of all cash flow activities resulted in a decrease of $898,973 in the balance of cash for the year ended December 31, 2007.  During the year ended December 31, 2006, the Company used $3,599,456 of cash in operating activities, generated $1,293,626 in investing activities and generated $5,904,889 in cash from financing activities.  The total of all cash flow activities in 2006 resulted in an increase in the balance of cash of $3,599,059.

The Company converted $0 and $189,420 of its long-term debt, notes payable and accrued interest into common stock during 2007 and 2006, respectively.  The Company made principal payments on long-term debt and notes payable totaling $958,709 and $1,348,200 during 2007 and 2006, respectively.  At December 31, 2007, the Company had $0 in short-term and $11,877,475 in long-term debt.

On December 18, 2007, the Company amended its Promissory Note and Credit and Security Agreement with Crestpark LP, Inc. (“Lender”) in order to increase the amount loaned (the “Loan”) from the Lender to the Company by the amount of $3,300,000. As a result of these amendments, the principal amount outstanding under the Loan increased from $8,491,864 to $11,877,475, consisting of the $3,300,000 in additional borrowings plus accrued but unpaid interest on the existing Loan. The additional borrowings are to be used for general working capital purposes. Principal on the Loan is due on the earlier of (i) July 1, 2010 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Loan, plus all accrued but unpaid interest. The Company may prepay the Loan at any time without premium or penalty. The terms of the Amended and Restated Promissory Note evidencing the Loan (the “Note”) provide, among other things, that $6,455,250 of the borrowings thereunder shall bear interest at 7.0% per annum and that such interest will be due and payable at maturity of the Note. The remaining $5,422,225 of borrowings (the “Floating Tranche”) under the Note (which includes the $3,300,000 of additional borrowings) will bear interest at a floating rate equal to 2% over the prime rate (the “Base Rate”). The portion of the interest on the Floating Tranche determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate will be payable monthly.

The borrowings under the Note are secured by a first priority security interest in all of the assets of the Company except that Lender’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing under its sale leaseback arrangements. The Lender is an affiliate of Mykonos 6420 LP (“Mykonos”). As the sole holder of the Company’s Series C Preferred Stock, Mykonos has the right to elect a majority of the Company’s Board of Directors. The terms of the Loan were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

As of December 31, 2007, the Company had capital lease facilities in place which were used to finance the acquisition of approximately $2,150,000 of monitoring equipment with AHK Leasing, LLC (“AHK”), a company controlled by three stockholders, one of which is a current director. Under these sale-leaseback arrangements, the Company sells the inventory to AHK and then leases the equipment back. AHK has indicated that it will continue to provide lease financing for our monitoring equipment throughout 2008. All capital leases are treated as financing transactions with one of the leases carrying an interest rate of 9.50% per annum, five of them carrying interest rates of 12.00% per annum and one of them carrying an interest rate of 12.50% per annum. Maturity dates on these capital leases run from March 2008 to September 2010. As of December 31, 2007, the aggregate balance on the capital leases totaled $1,126,463, of which $622,340 is current and the balance of $504,123 is classified as long-term debt.

By the end of 2007, the Company was incurring approximately $300,000 in recurring monthly costs of revenues and $875,000 in recurring monthly operating expenses.  Approximately 65% of the recurring monthly operating expenses consisted of salaries, wages, payroll taxes, health insurance and other employee benefits.  In addition to these recurring monthly operating expenses, the Company’s other principal uses of cash are the payment of other recurring monthly operating expenses, the acquisition of monitoring equipment and the financing of its receivables. In general, the Company meets its liquidity needs from its current revenues, from cash and cash equivalents (including the proceeds of the additional borrowings from Crestpark LP, Inc., as described above), and through capital leasing arrangements. As of December 31, 2007, the Company had $3,442,712 in cash and cash equivalents.
The Company believes that its current working capital, combined with the expected amounts available through lease financing for our monitoring equipment described above are sufficient to meet its liquidity needs through 2008.   In the early part of 2009, depending on the results of operations for 2008, it is probable the Company will need additional equity or debt financing to have sufficient capital to satisfy liquidity needs in 2009.  The Company does not have any irrevocable commitments to provide any such additional capital at this time and there is no assurance that such additional equity or debt financing will be available.  If the Company is unable to obtain additional capital, it will need to take other steps, including imposition of significant cost reductions, in order to maintain operations.

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

Revenue recognition and deferred revenue

The Company derives revenue primarily from the leasing of monitoring equipment, as well as providing administrative, field and support services. The amounts charged by the Company for equipment leasing and administrative, field and support services are calculated on a daily basis - (e.g. per day/per individual being monitored) and billed monthly in arrears. Revenues are recognized upon invoicing. Any amounts invoiced in advance of equipment and services being provided are recorded as deferred revenue and recognized as equipment and services are provided.

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS# 123(R)” or the “Statement”). FAS# 123(R), which it adopted as of January 1, 2006, requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements based on the fair value of the equity or liability instruments issued. FAS# 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Under FAS# 123(R), the Company is required to measure the cost of its employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

The Company adopted FAS# 123(R) using the modified prospective transition method for valuing stock options. Under this method, stock based compensation expense is recognized using the fair-value based accounting method for all employee awards granted, modified, or settled during a period. See Note 1 of the financial statements for critical assumptions related to stock based compensation.

Research and Development Expenses

The Company expenses research and development expenses as incurred.

Impairment of Long-Lived Assets

The Company evaluates goodwill for impairment on an annual basis. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future undiscounted and discounted cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. The Company recorded no impairment charges for the years ended December 31, 2007 and December 31, 2006.

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

Our revenues have not been sufficient to cover our cost of operations and other expenses, and we have yet to establish profitable operations. We incurred net losses of $7,201,727 for the year ending December 31, 2007 and $5,451,636 for the year ended December 31, 2006. As a result, on December 31, 2007, we had an accumulated deficit of $70,089,430. There is no assurance that we will be able to increase our revenues or manage our operating expenses so that our revenues will be sufficient to cover our operating expenses or that we will achieve profitability in the future.

We have incurred a substantial amount of secured debt and may not have enough cash to repay it at maturity.

We have borrowed a total of $11.9 million under a Credit and Security Agreement with Crestpark LP, Inc., an affiliate of our controlling shareholder. The entire principal of this loan, plus an estimated $2,075,000 of accrued interest, will be due and payable no later than July 1, 2010. The loan is secured by all of the assets of the Company other than certain monitoring equipment that we financed with capital leases. To the extent that the Company is not able to retain sufficient cash flow from operations to repay principal and interest on this loan, we will need to refinance the loan through additional debt or equity financings. There is no assurance that the Company will be able to generate sufficient cash flow from operations to service this loan and there is no assurance that we will be able to refinance this loan or otherwise raise capital in order to repay all amounts that will be due and payable on the loan. If we cannot repay all principal and interest on this loan as due, we will be subject to all of the remedies available to the lender upon default, including foreclosure of virtually all of our assets. It is unlikely that the holders of our common stock would recover any of their investment if that were to occur.

Markets for our products and services may develop slowly.

The long-term financial viability of our company depends on our ability to attract additional customers for our GPS tracking system in order to increase revenues. There are many factors that affect the demand for our products and services that we cannot control. In particular, we sell our products to governmental agencies, such as state corrections departments. Accordingly, the acquisition and continued use of our products by these types of customers is generally subject to legislative appropriation of funds which is subject to budgetary and political considerations that change over time. Adoption of our GPS tracking system may represent a significant expenditure by these types of customers which often face restrictive budgetary constraints. In addition, contracts with governmental agencies are generally subject to a competitive bid process which is often time consuming and does not assure that we will be successful in selling our products and services or that we will be able to do so at prices that are economically beneficial for us. In addition, our industry is relatively new and many of our target customers are only now becoming aware of our products and services and the possible advantages they may provide. As a result, there is often a long sales cycle involved with sales of our products and services. Due to these market factors, the demand for GPS tracking systems is difficult to forecast and may develop slowly or sporadically. Accordingly, we may not be able to commercialize our products on the scale necessary to achieve profitability.

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

If our technology, products and services become obsolete, our business operations would be materially adversely affected. The market in which we compete is characterized by technological change, evolving industry standards, introductions of new products, and changes in customer demands that can render existing products obsolete and unmarketable. We must continuously improve our product as the market demands smaller, lighter and more versatile PTUs. Faster and more accurate mapping software may make the mapping software currently used in our tracNET24 application obsolete. Future releases of Windows may also compel us to upgrade our application software. Our current application servers will require continuous upgrading with newer and faster models or our technology will become obsolete. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database, and networking platforms and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with technological developments, evolving industry standards, and changing customer requirements. Accordingly, we have and expect to continue to incur significant research and development expenses in the future.

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

There are other U.S. patents and patent applications submitted for technologies in, or related to, our principal area of business, and it is possible that foreign patents are also in existence or have been applied for by others. As a result, any application or exploitation of our technology could infringe on patents or proprietary rights of others and any licenses required as a result of such infringement might not be available on commercially reasonable terms, if at all. This may lead others to assert patent infringement or other intellectual property claims against us. In 2007, we were a party to a lawsuit filed by a competitor which alleged that certain functionality built into our PTUs infringed on a patent held by the competitor. The settlement of this litigation resulted in significant cash payments by the Company to the competitor and will require us to remove the allegedly infringing functionality from our PTUs or pay the competitor an escalating royalty on each PTU that incorporates this functionality after January 27, 2008. There is no assurance that similar claims will not be made in the future by other parties.

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

We currently have warrants outstanding which entitle the holders thereof to acquire 3,922,925 shares of common stock. 6,287,045 shares of our common stock are issuable upon exercise of warrants to be issued upon exchange of our Preferred Stock. In addition, the holder of our Series C 8% Exchangeable Preferred Stock may convert this Preferred Stock into 4,782,609 shares of common stock. The issuance and sale of these shares is likely to result in substantial dilution to the proportionate equity interest and voting power of holders of our common stock. The sale of these shares also has potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased stock. Such an event could place further downward pressure on the price of our common stock. This presents an opportunity for short sellers to contribute to the further decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market.

In 2005, we issued a significant number of shares of Preferred Stock as part of a refinancing transaction and the holder of these shares has the ability to acquire a majority position in our common stock and appoint a majority of our Board.

On June 27, 2005, we issued 1,000,000 shares of our Series C 8% Cumulative Compounding Exchangeable Preferred Stock plus warrants to acquire 3,234,248 shares of the Company’s common stock at exercise prices ranging from $2.30 to $16.50 per share. The Preferred Stock is exchangeable for 4,782,609 shares of Common Stock and warrants to acquire 6,287,045 shares of Common Stock at an exercise price of $2.30 per share. Upon conversion of the Preferred Stock into common stock, and exercise of its warrants, the holder of the Preferred Stock will control a majority of the shares of our common stock. Prior to that time, the holder of the Preferred Stock has the right to appoint a majority of our Board of Directors. In addition, each share of Preferred Stock will have 11 votes on all other matters submitted to the vote of the Company’s stockholders. Accordingly, the holder of our Preferred Stock holds a majority of the voting power held by all stockholders of the Company. If the holder of the Preferred Stock exchanges its Preferred Stock for shares of the Company’s common stock and exercises all of its warrants, it would own approximately 56% of the issued and outstanding shares of the Company’s common stock.

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

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

Item 8A(T). Controls and Procedures.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Accounting Principles Generally Accepted in the U.S. and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on that criteria.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. Accordingly, this annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

None

PART III

Incorporated by reference in Items 9 to 12, and 14 below are certain sections of the definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2007 (the “Proxy Statement”).

Item 9. Directors and Executive Officers of the Registrant.

Directors and Executive Officers - Item 401 of Regulation S-B calls for certain disclosures relating to the Company’s Directors and Executive Officers. Information regarding non-director executive officers of the Company is set forth below. The remaining information required by Item 401 is incorporated by reference to the Proxy Statement.

Lincoln Zehr, age 43, was appointed Chief Financial Officer February 1, 2008. Prior to his employment with the Company, Mr. Zehr held several positions over a 13 year period beginning in 1995 with MDS Pharma Services.  MDS Pharma Services is a business unit of MDS Inc. (TSX: MDS; NYSE: MDZ), a global life sciences company (“MDS”).   His most recent position with MDS was that of Controller - North American Operations beginning in 2006.  From 2003 to 2006, Mr. Zehr was the Director of Financial Operations for the Pharma Division of MDS.  Prior to 2003, Mr. Zehr held various positions with MDS and Harris Laboratories, Inc (acquired by MDS in 1996).  From 1986 to 1995 Mr. Zehr was a practicing CPA with BKD LLP, one of the ten largest CPA and advisory firms in the U.S.  His most recent position with BKD was that of Audit Manager.  Mr. Zehr has a Bachelor of Science degree from Nebraska Wesleyan University and holds a Certified Public Accountant certificate from the State of Nebraska.

Robert Bierman, age 48, was appointed Vice President, Sales & Marketing in May 2007. Mr. Bierman has 21 years experience in sales and law enforcement including eight years selling information technology solutions into government agencies. Prior to joining iSECUREtrac, Mr. Bierman was employed by Microsoft Corporation from December 2004 to May 2007 and worked with a team dedicated to the Department of Homeland Security and US intelligence agencies. Prior to his employment with Microsoft, Mr. Bierman was Director of Corporate Sales for Zones, Inc., from August 1999 to December 2004. Holding an Associates Degree in Criminal Justice, Mr. Bierman began his career in law enforcement and corrections as a member of the NYPD where he received 42 citations for bravery and the Medal of Honor from the Elmont Fire Department, NY.

Section 16(a) Beneficial Ownership Reporting Compliance - Item 405 of Regulation S-B calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The information required by Item 405 is incorporated by reference to the Proxy Statement.

Code of Ethics - Item 406 of Regulation S-B calls for disclosure of whether the Company has adopted a code of ethics. The information required by Item 406 is incorporated by reference to the Proxy Statement.

Audit Committee and Audit Committee Financial Expert - Items 407 of Regulation S-B calls for certain disclosures related to whether the Company has a separately designated standing audit committee and whether the Company has an audit committee financial expert. The information required by Item 407 is incorporated by reference to the Proxy Statement.

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

Equity Compensation Plan Information. Information regarding shares of the Company’s common stock under equity compensation plans and executive employment agreements maintained by the Company as of December 31, 2007 is set forth in the following table:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans *
	(a)	(b)	(c)
Equity compensation plans approved by security holders	860,520	$1.98	2,240,255
Equity compensation plans not approved by security holders	957,060	$2.60	0
Total	1,817,580	$2.30	2,240,255

*Excludes securities reflected in column (a).

Equity compensation plans approved by security holders consist of our 2006 Omnibus Equity Incentive Plan and 2001 Omnibus Equity Incentive Plan. The exercise prices for options issued under these plans range from $0.90 to $2.95 per share. Equity compensation plans not approved by security holders consist of options issued to employees per their employment agreements or performance bonuses. Exercise prices for these options range from $2.01 to $4.90 per share.

Item 12. Certain Relationships and Related Transactions.

The discussion under the heading “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits.

(a) The following documents are filed as part of this report:

1.	Financial Statements of the Company. Reference is made to the Index to Financial Statements on Page F-0.

2.	Exhibits.

3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (13)

3.02	Restated Bylaws of the Company (1)

3.03	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (3)

3.04	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company (9)

3.05	Certificate of Designations, Preferences and Rights of Series C Exchangeable Preferred Stock of the Company (12)

4.01	Form of Common Stock Certificate (1)

10.01	License Agreement with SiRF Technology, Inc. (1)

10.02	ADT Distribution Agreement (3)

10.03	ADT Hosting Agreement (3)

10.04	Preferred Distributor Agreement with Premier Geografix LTD. (7)

10.05	Employment Agreement between the Company and Thomas E. Wharton, Jr. (6)

10.06	Employment Agreement between the Company and David G. Vana (5)

10.07	Employment Agreement between the Company and Edward J. Sempek (5)

10.08	Employment Agreement between the Company and David G. Sempek (5)

10.09	Employment Agreement between the Company and Peter A. Michel (17)

10.10	Agreement Among Noteholders (10)

10.11	Debt Conversion between the Company and Roger Kanne (11)

10.12	Debt Conversion between the Company and Martin Halbur (11)

10.13	Debt Conversion between the Company and Kenneth Macke (11)

10.14	Debt Conversion between the Company and Buckshot Capital, LLC (11)

10.15	Business Office Lease (11)

10.16	Business Office Lease Amendment (20)

10.17	Securities Purchase Agreement (14)

10.18	Registration Rights Agreement (15)

10.19	Warrant Agreement (16)

10.20	2001 Omnibus Equity Incentive Plan (4)

10.21	2006 Omnibus Equity Incentive Plan (18)

10.22	Indemnification Agreement in favor of AHK Leasing, LLC (19)

10.23	Credit and Security Agreement in favor of Crestpark LP, Inc. (21)

10.24	First Amendment to Credit and Security Agreement in favor of Crestpark LP, Inc. (22)

10.25	Amended and Restated Promissory Note in favor of Crestpark LP, Inc. (22)

10.26	Employment Agreement between the Company and Lincoln Zehr

10.27	Employment Agreement between the Company and Robert Bierman

10.28	Confidential Settlement Agreement[1]

21.01	Subsidiaries of the Company

23	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]
Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

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

(5)	Incorporated by reference from the registrant’s current report under Form S-8 filed on May 22, 2002 (Commission File No. 333-88798).

(6)	Incorporated by reference from the registrant’s current report under Form S-8 filed on April 16, 2004 (Commission File No. 333-114513).

(7)	Incorporated by reference from the registrant’s current report under Form 8-K filed on March 18, 2003 (Commission File No. 0-26455).

(8)	Not Used

(9)	Incorporated by reference from the registrant’s registration statement under Form SB-2 filed on August 11, 2004 (Commission File No. 333-118135).

(10)	Incorporated by reference from the registrant’s current report under Form 8-K filed on February 10, 2005 (Commission File No. 0-26455)

(11)	Incorporated by reference from the registrant’s current report under Form 10-KSB filed on March 31, 2005 (Commission File No. 0-26455).

(12)	Incorporated by reference from the registrant’s current report under Form 8-K filed on June 23, 2005. (Commission File No. 0-26455).

(13)	Incorporated by reference from the registrant’s current report under Form 8-K filed on December 14, 2006. (Commission File No. 0-26455).

(14)	Incorporated by reference from the registrant’s current report under Form 8-K filed on June 23, 2005. (Commission File No. 0-26455).

(15)	Incorporated by reference from the registrant’s current report under Form 8-K filed on June 29, 2005. (Commission File No. 0-26455).

(16)	Incorporated by reference from the registrant’s current report under Form 8-K filed on June 29, 2005. (Commission File No. 0-26455).

(17)	Incorporated by reference from the registrant’s current report under Form 8-K filed August 8, 2006 (Commission File No. 0-26455).

(18)	Incorporated by reference from the registrant’s current report under Form 10-QSB filed on August 11, 2006. (Commission File No. 0-26455).

(19)	Incorporated by reference from the registrant’s current report under Form 8-K filed February 22, 2007 (Commission File No. 0-26455).

(20)	Incorporated by reference from the registrant’s current report under Form 10-KSB filed on March 12, 2006 (Commission File No. 0-26455).

(21)	Incorporated by reference from the registrant’s current report under Form 8-K filed on November 2, 2007 (Commission File No. 0-26455).

(22)	Incorporated by reference from the registrant’s current report under Form 8-K filed on December 20, 2007 (Commission File No. 0-26455).

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

Dated: March 19, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Kanne *	Chairman of the Board of Directors,	March 19, 2008
Roger J. Kanne	Director

/s/ Peter A. Michel	President, Chief Executive Officer, Director	March 19, 2008
Peter A. Michel	(Principal Executive Officer)

/s/ Lincoln Zehr	Chief Financial Officer	March 19, 2008
Lincoln Zehr	(Principal Financial and Accounting Officer)

/s/ Joseph A. Ethridge *	Director	March 19, 2008
Joseph A. Ethridge

/s/ Robert W. Korba *	Director	March 19, 2008
Robert W. Korba

/s/ Bruce Leadbetter *	Director	March 19, 2008
Bruce Leadbetter

/s/ Ravi Nath *	Director	March 19, 2008
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
Consolidated Financial Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
iSECUREtrac Corp.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of iSECUREtrac Corp. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iSECUREtrac Corp. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the financial statements, on January 1, 2007 the Company changed its method of accounting for income taxes, as required by Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes.

/s/ McGladrey & Pullen LLP
Kansas City, Missouri
March 18, 2008

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS (Note 4)
Current Assets
Cash and cash equivalents (Note 11)	$3,442,712	$4,341,685
Accounts receivable, net of allowance for doubtful accounts of $292,669 in 2007 and $171,409 in 2006 (Note 11)	1,941,902	2,284,177
Inventories	135,376	61,021
Prepaid expenses and other	92,750	74,608
Total current assets	5,612,740	6,761,491
Leasehold improvements and equipment, net of accumulated depreciation of $7,041,272 in 2007 and $5,251,139 in 2006 (Notes 2, 4 & 8)	3,875,728	3,379,897
Intangibles, net of accumulated amortization and impairment charges of $850,166 in 2007 and $767,598 in 2006 (Note 3)	61,356	143,924
Goodwill (Note 3)	2,302,179	2,302,179
Other assets	88,425	66,045
Total assets	$11,940,428	$12,653,536
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Current maturities of long-term debt (Notes 4, 8 & 10)	$622,340	$891,070
Accounts payable	1,069,577	457,481
Accrued expenses	609,083	390,284
Deferred revenues & gain on sale-leaseback transactions (Note 8)	314,090	423,349
Accrued interest payable (Note 4)	30,513	37,838
Total current liabilities	2,645,603	2,200,022
Long-term debt, less current maturities (Notes 4, 8 & 10)	12,381,598	6,694,102
Redeemable convertible Series C preferred stock, 5,000,000 shares designated at $0.01 par value; 1,000,000 issued and outstanding (Note 7)	11,882,545	10,696,697
Commitments and contingency (Notes 8 & 12)
Stockholders' (Deficit) (Notes 6 & 7)
Common stock, 75,000,000 shares authorized at $0.001 par value;
10,779,680 issued and outstanding in 2007; 10,773,454 issued and outstanding in 2006	10,779	10,773
Additional paid-in capital	55,109,333	54,950,315
Accumulated deficit	(70,089,430)	(61,898,373)
Total stockholders' (deficit)	(14,969,318)	(6,937,285)
Total liabilities and stockholders' (deficit)	$11,940,428	$12,653,536

See Notes to Consolidated Financial Statements.

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006
Revenues:
Equipment leasing (Note 11)	$8,306,999	$7,380,526
Administrative, field & support service revenues	80,487	-
Equipment sales	94,613	325,153
Other revenues	154,318	84,776
Gain on related party sale-leaseback transactions (Notes 8 & 10)	149,295	273,388
Total revenues	8,785,712	8,063,843
Operating expenses:
Cost of revenues	3,640,219	3,574,126
Research and development	1,891,820	1,325,076
Sales, general and administrative	9,925,442	8,457,883
Total operating expenses	15,457,481	13,357,085
Operating loss	(6,671,769)	(5,293,242)
Other income (expense):
Interest income	121,926	87,428
Interest expense (Note 4 & 10)	(651,884)	(245,822)
Total other income (expense)	(529,958)	(158,394)
Loss before provision for income taxes	(7,201,727)	(5,451,636)
Provision for income taxes (Note 5)	-	-
Net loss	$(7,201,727)	$(5,451,636)
Preferred stock dividends and accretion (Note 7)	(1,185,848)	(1,112,299)
Net loss available to common stockholders	$(8,387,575)	$(6,563,935)
Basic and diluted loss per common share	$(0.78)	$(0.61)
Weighted average shares of common stock outstanding	10,776,240	10,753,487

See Notes to Consolidated Financial Statements.

iSECUREtrac Corp. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' (DEFICIT)
Years Ended December 31, 2007 and 2006

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2005	10,684,529	$10,685	$54,551,133	$(55,530,956)	$(969,138)
Shares issued upon conversion of notes	83,958	83	189,337	-	189,420
Shares issued upon exercise of options	1,385	1	3,088	-	3,089
Shares issued for director's fees	3,582	4	7,996	-	8,000
Compensation related to stock options issued	-	-	395,279	-	395,279
Series C preferred stock dividends	-	-	-	(915,781)	(915,781)
Accretion to redemption value of preferred stock	-	-	(196,518)	-	(196,518)
Net loss	-	-	-	(5,451,636)	(5,451,636)
Balance, December 31, 2006	10,773,454	$10,773	$54,950,315	$(61,898,373)	$(6,937,285)
Shares issued for director's fees	6,226	6	7,994	-	8,000
Compensation related to stock options issued	-	-	347,542	-	347,542
Series C preferred stock dividends	-	-	-	(989,330)	(989,330)
Accretion to redemption value of preferred stock	-	-	(196,518)	-	(196,518)
Net loss	-	-	-	(7,201,727)	(7,201,727)
Balance, December 31, 2007	10,779,680	$10,779	$55,109,333	$(70,089,430)	$(14,969,318)

See Notes to Consolidated Financial Statements.

iSECUREtrac CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
Cash Flows From Operating Activities
Net loss	$(7,201,727)	$(5,451,636)
Depreciation and amortization	1,872,701	1,719,549
Stock based compensation	355,542	403,279
(Increase) decrease in accounts receivable	342,275	(665,704)
Increase in interest receivable	-	3,555
(Increase) decrease in inventories	(74,355)	61,718
(Increase) decrease in prepaid expenses and other	(18,142)	8,752
Increase in accounts payable	612,096	97,753
Increase in accrued expenses	218,799	210,669
(Decrease) in deferred revenues and gain on sale - leaseback transactions	(109,259)	(12,491)
Increase (decrease) in accrued interest payable	(7,325)	25,100
Net cash (used in) operating activities	(4,009,395)	(3,599,456)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(275,812)	(295,901)
Purchases of monitoring equipment	(2,010,152)	(1,908,464)
Proceeds from maturity of investments	-	6,350,000
Purchase of investments	-	(2,904,224)
(Increase) decrease in other assets	(22,380)	52,215
Net cash provided by (used in) investing activities	(2,308,344)	1,293,626
Cash Flows From Financing Activities
Principal proceeds from long-term debt	6,377,475	7,250,000
Principal payments on long-term debt	(958,709)	(1,348,200)
Proceeds from the exercise of options and warrants	-	3,089
Net cash provided by financing activities	5,418,766	5,904,889
Increase (decrease) in cash	(898,973)	3,599,059
Cash at beginning of period	4,341,685	742,626
Cash at end of period	$3,442,712	$4,341,685
Supplemental Disclosure of Cash Payments for
Interest	659,210	220,721
Supplement Disclosure of Noncash Investing and Financing Activities
Issuance of Common and Preferred Stock in lieu of payment on
long-term debt, notes payable and accrued interest payable	-	189,420
Preferred Stock dividends and accretion	1,185,848	1,112,299

See Notes to Consolidated Financial Statements.

iSECUREtrac CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business

iSECUREtrac develops, markets, leases and services products that assist in “monitoring compliance and modifying behavior” of individuals who are under the supervision of  the criminal justice system and social service agencies, primarily in the United States.  The Company’s suite of services  (e.g. GPS tracking systems, house arrest, visual breath alcohol monitoring and supplemental monitoring services) are designed to offer an alternative to incarceration thereby reducing  the overall cost associated with individuals under correctional or community supervision.

Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of iSECUREtrac and its wholly-owned subsidiaries, iSt Services, Inc., formed September 25, 2002, and Tracking Systems Corporation (“TSC”), acquired on August 28, 2003. TSC was a wholly-owned subsidiary of the Company and the results of its operations from August 29, 2003, are included in the Company’s consolidated financial statements. On October 16, 2007, the Company dissolved TSC. All material intercompany balances and transactions have been eliminated in consolidation.

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

Trade accounts receivable: Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. The Company offers credit terms to select customers of up to 45 days. Additionally, the Company reserves the right to assess finance charges on delinquent accounts where such charges are permitted. Accounts are considered delinquent after 45 days. There was $185,565 of bad debt expenses for 2007 and $658,073 for 2006.

Inventories: Inventories consist of repair parts or components that will be used in the production of new revenue producing equipment.

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

Notes to Consolidated Financial Statements

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future undiscounted and discounted cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. With respect to the Company’s long lived assets, the Company recorded no impairment charges for the years ended December 31, 2007 and December 31, 2006.

Product development: The Company capitalized software and hardware development costs in accordance with the SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. All software and hardware development costs are amortized on a straight-line basis over 36 months.

Research and development expenses: Research and development expense of $1,891,820 and $1,325,076 were charged to operations for the years ended December 31, 2007 and 2006, respectively.

Goodwill: Goodwill represents the excess of purchase price paid over the net identifiable assets of the acquired business. It is subject to annual tests for impairment. The Company has recorded no impairment charges related to goodwill for the years ended December 31, 2007, and 2006.

Intangibles, subject to amortization: Amortizable intangibles represent the value assigned to the future net income stream attributable to customer monitoring contracts assumed by the Company in a prior acquisition based on their capacity to generate such income. The intangible asset is being amortized over seven years, which is the estimated life of the monitoring contracts to which they relate. Amortization is based on the ratio of projected annual revenue streams to total projected revenue per existing customer monitoring contracts.

Earnings (loss) per share: Basic Earnings (Loss) Per Common Share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings (Loss) Per Common Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share, no diluted earnings (loss) per share shall be presented. The following potentially dilutive shares were not included in diluted earnings (loss) per common share as they would have an antidilutive effect upon earnings (loss) per share:

	December 31, 2007	December 31, 2006
Shares issuable upon conversion of Series C Exchangeable Preferred Stock	4,782,609	4,782,609
Common stock options outstanding	1,817,580	1,969,116
Common stock warrants outstanding	3,922,925	4,742,386

Revenue recognition and deferred revenue: The Company derives revenue primarily from the leasing of monitoring equipment as well as providing administrative, field and support services. The amounts charged by the Company for equipment leasing and administrative, field and support services are calculated on a daily basis - (e.g. per day/per individual being monitored) and billed monthly in arrears. Revenues are recognized upon invoicing. The majority of the Company’s customers are invoiced in arrears. Any amounts invoiced in advance of equipment and services being provided are recorded as deferred revenue and recognized as equipment and services are provided.

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

Notes to Consolidated Financial Statements

Stock-based compensation: The Company accounts for its stock-based compensation in accordance with FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS# 123(R)” or the “Statement”). FAS# 123(R), which it adopted as of January 1, 2006, requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements based on the fair value of the equity or liability instruments issued. FAS# 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Under FAS# 123(R), the Company is required to measure the cost of its employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

The Company adopted FAS# 123(R) using the modified prospective transition method for valuing stock options. Under this method, stock based compensation expense is recognized using the fair-value based accounting method for all employee awards granted, modified, or settled during a period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: The significant assumptions used in the Black Scholes model to estimate compensation expense are as follows:

	2007	2006
Risk free interest rate	4.65%	4.63%
Expected volatility factor	86.59%	86.27%
Expected option term	3.5 to 6.5 years	3.5 to 6.5 years
Dividends	$0	$0
Forfeitures for senior executives	19%	0%
Forfeitures for non-senior executives	20%	21%

The risk-free interest rate is determined on the date the grant is issued. This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of 3.5 years to 6.5 years. Expected volatilities are based upon looking back at historical stock prices over the two years prior to the stock option award. The Company performs a two-year look back for the following reasons: (i) the stock price prior to two years ago is not reflective of Company’s expected future stock price; and (ii) the change in stock price prior to two years ago is considered abnormal with respect to the Company’s current state.

Under FAS# 123(R), the Company is required to estimate forfeitures. The forfeiture rate is the rate at which options are expected to be forfeited prior to full vesting. The forfeiture rate is determined based on actual forfeiture rate experience as follows: For each historical year of option issuance, the total options issued for the year is compared to the options forfeited prior to having vested. For option years in which the two year vesting period has not passed, past experience is used to project future forfeitures. The total of pro forma forfeitures is then compared to total options awarded and the resultant percentage is used as the forfeiture rate. The estimated forfeiture rate for senior executive and non-senior executive option grants is 19% and 20%, respectively. This rate is recalculated on an annual basis.

Notes to Consolidated Financial Statements

The annual rate of quarterly dividends is 0% since iSECUREtrac has historically not paid dividends on its common stock.

The Company recorded pre-tax compensation expense for stock options issued to its employees of $347,542 and $395,279 for the years ended December 31, 2007 and 2006, respectively. The Company has recorded a full valuation allowance on deferred tax assets and, therefore, no tax benefit is recognized.

The fair value of stock warrants issued to non-employees is also accounted for using FAS # 123(R). Related compensation expense is charged to income when incurred.

Advertising costs: Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2007 and 2006, was $97,922 and $50,581, respectively.

Uncertain Tax Positions. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation ("FIN") No.48, Employers' Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No.48 as of January 1, 2007. The adoption of FIN No.48 had no impact on the Company’s financial statements for the year ended December 31, 2007.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2007, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine. This statement also clarifies that market participant assumptions should also include assumptions about the effect of a restriction on the sale or use of an asset. This statement clarifies that fair value measurement for a liability should reflect nonperformance risk (the risk that the obligation will not be fulfilled). This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, the effective date for nonfinancial assets and liabilities was deferred to fiscal years beginning after November 15, 2008 by FASB Staff Position No. FAS 157-2. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition or results of operations.

Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management does not anticipate that SFAS No. 141 (Revised) will have an impact on the Company’s financial statements upon adoption.

Notes to Consolidated Financial Statements

Note 2. Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment for the years ended December 31, 2007 and 2006, are as follows:

	2007			2006
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$844,307	$446,991	$397,316	$718,793	$336,721	$382,072
Leasehold improvements	227,229	54,047	173,182	76,931	9,535	67,396
Monitoring equipment	9,845,464	6,540,234	3,305,230	7,835,312	4,904,883	2,930,429
Total leasehold improvements and equipment	$10,917,000	$7,041,272	$3,875,728	$8,631,036	$5,251,139	$3,379,897

Note 3.  Goodwill and Intangibles, Subject to Amortization

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year.  The Company has determined that there is no impairment of goodwill as of December 31, 2007.

The Company also separately records other intangible assets that can be identified and assigned a value.  At December 31, 2007, such intangible assets consisted solely of customer monitoring contracts assumed in a prior acquisition. The Company amortizes the initial carrying value attributable to these monitoring contracts based on the projected revenue stream of the monitoring contracts. This amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and was $82,569 in 2007 and $92,706 in 2006. These intangible assets are also tested for impairment on an annual basis, but the Company determined that there was no impairment of these intangible assets as of December 31, 2007.

The composition of goodwill and intangible assets at December 31, 2007 and 2006, is as follows:

	2007		2006
	Goodwill	Intangibles, Subject to Amortization	Goodwill	Intangibles, Subject to Amortization
Gross Carrying Amount	$2,302,179	$911,522	$2,302,179	$911,522
Accumulated Amortization	-	(850,166)	-	(767,598)
Balance	$2,302,179	$61,356	$2,302,179	$143,924
The estimated aggregate amortization expense of the intangibles is as follows:
2008		$41,963
2009		19,393
Total		$61,356

Notes to Consolidated Financial Statements

Note 4. Long Term Debt

The Company had the following long-term debt at December 31, 2007 and 2006:

	2007	2006
Long Term Debt
Secured note payable maturing on July 1, 2010, with an interest rate of 7% for $6,455,250 of the borrowings and 2% over prime, which was 7.25% at December 31, 2007, for $5,422,225 of the borrowings. The borrowings under this note are secured by a first priority security interest in all of the assets of the Company except that Lender's security interest in certain monitoring equipment is subordinate to the capital leases noted below.	$11,877,475	$-
Capital leases with related parties that are carrying interest rates at 9.50% to 12.50% and maturing September 2007 to September 2010 (see Note 8).	1,126,463	1,585,172
Unsecured notes payable due to one entity maturing on July 1, 2008, with an interest rate of 7% payable at maturity. These notes were paid in full on October 29, 2007 from the proceeds of the secured note payable discussed above.	-	6,000,000
Total long term debt	13,003,938	7,585,172
Less current maturities	(622,340)	(891,070)
Total long term debt less current maturities	$12,381,598	$6,694,102

Accrued interest on the secured note payable at December 31, 2007 equaled $30,513 and was included in interest expense during the year. Total interest expense for the years ended December 31, 2007, and 2006, was $651,884 and $245,822, respectively. Of that amount, $633,152 and $181,015 was expensed to related parties for the years ended December 31, 2007 and 2006, respectively.

The carrying value of the secured note payable and the capital leases approximates their fair value in each case due to the short-term nature of the borrowings and, in the case of the capital leases, a guarantee from a stockholder.

The following is a schedule of aggregate maturities required on long-term debt due in future years as of December 31, 2007:

2008	$622,340
2009	393,210
2010	11,988,388
Total	$13,003,938

Notes to Consolidated Financial Statements

Note 5. Income Taxes

Net deferred tax asset includes the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets (liabilities):
Net operating loss carryforward	$27,221,375	$24,345,316
Allowance for doubtful accounts	99,507	58,279
Leasehold improvements and equipment	(86,497)	(216,242)
Intangible assets	(37,455)	(110,377)
Other, net	11,370	24,811
Subtotal deferred tax assets (liabilities)	27,208,300	24,101,787
Valuation allowance	(27,208,300)	(24,101,787)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended December 31, 2007, and 2006 due to the following:

	2007	2006
Computed "expected" tax benefit	$(2,448,587)	$(1,853,556)
Increase (decrease) in income taxes (benefits) resulting from:
Benefit from state taxes	(432,104)	(327,098)
Nondeductible expenses and other	(36,596)	57,559
Other timing differences	(189,226)	(189,226)
Increase in valuation allowance	3,106,513	2,312,321
Total provision for income taxes	$-	$-

As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $68,176,000 for future tax purposes that expire from 2010 to 2027. The Company believes that Section 382 of the Internal Revenue Code and the associated U.S. Treasury regulations will significantly limit the amount of net operating loss carryforward that the Company will be able to utilize in any tax year. All losses incurred prior to the Company’s change of ownership event on June 27, 2005 totaled approximately $53,835,000. The utilization of these losses is limited (by Internal Revenue Code Section 382) to approximately $950,000 per year through 2025.

A valuation allowance was established due to the uncertainty relating to the future utilization of net operating loss carryforwards. As a result of that uncertainty, the valuation allowance was further increased by $3,106,513 and $2,312,321 for 2007 and 2006, respectively. The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in our assessment of our ability to realize those deferred tax assets through the generation of taxable income or other tax events.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48.

Notes to Consolidated Financial Statements

As a result of the adoption, there were no unrecognized tax benefits in the financial statements as of January 1, 2007. We do not expect that the amount of unrecognized benefits will change significantly within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. As the Company has a federal Net Operating Loss carryforward from the year ended December 31, 1995 forward, all tax years from 1995 forward are subject to examination. As states have varying carryforward periods, and the Company has recently entered into additional states, the states are generally subject to examination for the previous 15 years or less.

The Company recognizes interest accrued, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2007, the Company did not have any accrued interest or penalties.

Note 6. Common Stock, Stock Options, Warrants and Benefit Plan

Common Stock

In 2007 and 2006, the Company issued 6,226 and 3,582 shares of common stock, respectively, to non-management directors in lieu of director fees. The number of shares of common stock issued in each case was based on the fair market value of the Company’s common stock as of the date of the meetings to which such fees related. Expense related to these director’s fees totaled $8,000 for each of the years ended December 31, 2007, and 2006, respectively.

Stock Options

The Company has issued options to acquire shares of its common stock under two equity incentive plans and pursuant to certain employment agreement with current and former executive officers. The terms of these equity incentive plans and non-plan option grants are described below.

2001 Omnibus Equity Incentive Plan

In June 2001, the stockholders of iSECUREtrac approved the 2001 Omnibus Equity Incentive Plan (the “2001 Plan”). As of May 31, 2006, the Company’s 2001 Plan expired. The 2001 Plan provided for the granting of stock options and other equity incentives for up to 100,000 shares of the Company’s Common Stock to the Company’s officers, directors, and consultants who provided services to the Company and key employees at an exercise price 85% of the average daily closing price of the Company’s common stock for the week prior to when the options were granted. The options are to vest on a monthly basis over a one month to a 36-month period of time from the date of grant. As of January 1 of each year, commencing with the year 2002, the aggregate number of options that were awarded under the 2001 Plan was automatically increased by a number equal to the lesser of 1% of the total number of Common Shares then outstanding or 20,000. During the year ended December 31, 2006, (i) grants of options for 71,175 shares of Common Stock under the 2001 Plan were made, (ii) options were exercised under the 2001 Plan for 1,385 shares of common stock and (iii) options for 46,150 shares were forfeited. No options were granted under the 2001 Plan during the year ended December 31, 2007 nor were there any exercises of options previously granted. However a total of 50,217 2001 Plan options were forfeited during 2007. At December 31, 2007 and 2006, there were 100,775 and 150,992 outstanding options, respectively, in conjunction with the 2001 Plan. No further options may be issued under this plan.

2006 Omnibus Equity Incentive Plan

On May 4, 2006, at the Company’s annual meeting of stockholders, the stockholders approved the adoption of the Company’s newly created 2006 Omnibus Equity Incentive Plan (the “2006 Plan”). The 2006 Plan became effective on May 31, 2006. The 2006 Plan provides for the granting of stock options and other equity incentives to the Company’s officers, employees, directors and consultants who provide services to the Company. The 2006 Plan has a term of ten years unless terminated by the board of directors. Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant. Vesting schedules and expiration dates for the grants issued under this plan are specified at the time of grant. During the years ended 2007 and 2006, grants for 142,475 and 658,356 shares of Common Stock were made, respectively, under the 2006 Plan. No options were exercised under the 2006 Plan during the years ended December 31, 2007 or 2006. Options forfeited under the 2006 Plan during the years ended December 31, 2007 and 2006, were 39,419 and 1,667, respectively. At December 31, 2007 and 2006, there were 759,745 and 656,689 outstanding options, respectively, in conjunction with the 2006 Plan.

Notes to Consolidated Financial Statements

Non-Plan Stock Options

The Company has granted options to purchase common stock outside of the 2001 Plan and 2006 Plan to various executive officers pursuant to the terms of their employment agreements. These options have exercise prices ranging from $2.01 to $4.90 per share and have terms expiring from May 31, 2007 to April 30, 2014. These options vest on a monthly basis over two year periods from their grant date. During the years ended 2007 and 2006, grants for 0 and 183,000 shares of Common Stock were made, respectively, outside the 2001 Plan and 2006 Plan. None of these options have been exercised, but a total of 204,375 and 15,625, respectively, of these options were forfeited during the years ended December 31, 2007 and 2006 as a result of the terminations of certain of these executive officers before the options had fully vested. As of December 31, 2007 and 2006, a total of 957,060 and 1,161,435, respectively, of these non-plan options remained outstanding, all of which have vested.

A summary of employee stock option activity during the years ended December 31, 2007, and 2006, is as follows:

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
		Weighted Average		Weighted Average
Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,969,116	$2.35	1,121,412	$2.62
Granted	142,475	1.15	912,531	2.08
Exercised	-	-	(1,385)	2.23
Forfeited	(294,011)	2.06	(63,442)	3.23
Outstanding at end of year	1,817,580	$2.30	1,969,116	$2.35
Exercisable at end of year	1,390,808	$2.43	1,314,707	$2.49

Weighted-average fair value for options granted during the year	142,475	$0.77	912,531	$1.45

Notes to Consolidated Financial Statements

Additional information regarding options outstanding at December 31, 2007, is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50 to 2.00	294,677	7 years	$1.24	115,914	$1.29
$2.01 to 3.00	1,357,443	4 years	2.40	1,109,434	2.40
$3.01 to 4.00	125,418	5 years	3.09	125,418	3.09
$4.01 to 5.00	40,042	1 year	4.55	40,042	4.55
$5.01 to 10.00	-		-	-	-
Totals	1,817,580	5 years	$2.30	1,390,808	$2.43

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2007 and 2006, was $0 and $0 and $185 and $0, respectively.

The intrinsic value of options exercised in 2006 was $908.

As of December 31, 2007, there was approximately $497,000 of total unrecognized compensation costs related to non-vested share based compensation agreements granted to the Company’s executives and employees. The weighted average period in which the unrecognized compensation costs will be recognized into income is 1.5 years.

Common Stock Warrants

Prior to 2006, iSECUREtrac issued warrants to purchase 184,837 shares of common stock to stockholders and non-employees in connection with various services these individuals provided the Company. No such warrants were issued during 2007 or 2006. During 2007 and 2006, none of these warrants were exercised, but 100,000 and 6,250, respectively, of these warrants expired unexercised. At December 31, 2007, 78,587 of these warrants remained outstanding.

Prior to 2006, iSECUREtrac issued detachable warrants to purchase 413,049 shares of common stock in connection with obtaining convertible debt. No such warrants were issued during 2007 or 2006. During 2007 and 2006, none of these warrants were exercised and none of these warrants expired. At December 31, 2007, 413,049 of these warrants remained outstanding.

Prior to 2006, iSECUREtrac issued warrants to purchase a total of 1,173,021 shares of common stock in connection with various equity financing transactions, as well as warrants to purchase 3,234,248 shares of common stock that were issued by the Company in 2005 to Mykonos 6420, LP in conjunction with issuance of 1,000,000 shares of Series C Exchangeable Preferred Stock to Mykonos.. No such warrants were issued during 2007 or 2006. During 2007 and 2006, none of these warrants were exercised, but 719,461 and 256,519, respectively, of these warrants expired unexercised. At December 31, 2007, 3,431,289 of these warrants remained outstanding.

Notes to Consolidated Financial Statements

A summary of the status of all the warrants outstanding at December 31, 2007, and 2006 and changes during the years ended on those dates is as follows:

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
		Weighted Average		Weighted Average
Warrants	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	4,742,386	$3.62	5,005,155	$3.67
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(819,461)	3.49	(262,769)	4.61
Outstanding at end of year	3,922,925	3.65	4,742,386	3.62
Exercisable at end of year	3,922,925	$3.65	4,742,386	$3.62

No warrants were issued in 2007 or 2006.

A further summary about warrants outstanding at December 31, 2007, is as follows:

	Number Outstanding	Weighted Average	Weighted Average
Range of Exercise Prices	and Exercisable	Remaining Life	Exercise Price
$1.00 to 2.50	815,426	2.50 years	$2.30
$2.51 to 5.00	3,062,499	1.50 years	3.99
$5.01 to 7.50	45,000	1.25 years	5.24
Total	3,922,925	2.00 years	$3.65

Benefit Plan

The “iSECUREtrac Corporation Retirement Plan” offers all regular full-time employees, 21 years of age and older, to participate in a 401k savings plan.  The plan offers either a pre-tax contribution option or the Roth, after-tax contribution option.   iSECUREtrac provides a match of 25% up to 10% of the contribution, with a maximum match of $2,500.  The employer contribution vests over a 4-year graded schedule. The total expense related to the plan was $36,780 and $34,494 for the years ended December 31, 2007 and 2006, respectively.

Note 7. Convertible Preferred Stock

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

Notes to Consolidated Financial Statements

As of December 31, 2007, the Company had accrued Series C Preferred Stock dividends totaling $2,355,961 and accretion to redemption value of the Series C Preferred Stock totaling $491,294. Of these amounts, $989,330 and $196,518, respectively, were the amounts accrued in 2007.

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

Note 8. Lease Obligations

In 2007 and 2006, the Company financed the acquisition of approximately $500,000 and $1,250,000 of monitoring equipment, respectively, through sale-leaseback agreements with a related party. Under these sale-leaseback arrangements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a gain or at cost and then leases the equipment back. If the monitoring equipment is sold to the leasing company at a gain, this gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years). The Gain on Sale-leaseback Transactions consists of amortization of this deferred gain. The Company’s capital leases in conjunction with these transactions expire from March 2008 to September 2010. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 9.50% to 12.50%.

The Company also has two noncancelable operating leases for its facilities in Omaha, NE and an operating lease for office equipment. Future minimum lease payments, by year and in aggregate, under the capital leases and noncancelable operating leases, with initial terms of one year or more, are due as follows:

	Capital Leases	Operating
	Related Party	Lease
2008	$730,374	$103,590
2009	428,850	104,868
2010	115,881	-
Total approximate minimum lease payments	$1,275,105	$208,458
Less the amount representing interest	(148,642)	-
Approximate present value of minimum lease payments	$1,126,463	$208,458

Notes to Consolidated Financial Statements

The cost and accumulated depreciation of assets acquired under capital leases is as follows:

	2007	2006
Equipment	$2,143,867	$3,107,829
Less accumulated depreciation	(1,056,184)	(1,795,440)
Total	$1,087,683	$1,312,389

The total rent expense under the operating leases was $103,206 and $88,905 for the years ended December 31, 2007 and 2006, respectively.

Note 9. Common Shares Issued for Cash

A summary of common stock issued for cash is as follows:

	2007		2006
	Per Share	Total	Per Share	Total
Gross Proceeds		$-	$1.53 - $2.30	$3,089
Offering costs		-		-
Net proceeds		$-		$3,089

Note 10. Related Party Transaction

AHK Leasing, LLC, a company controlled by three stockholders, one of which is a current director, lent the Company money during 2007 and 2006. These loans were in the form of capital leases with 36 month terms and bearing interest at a rate of 9.50% to 12.50% per annum. The Company has capital leases which expire from March 2008 to September 2010. As of December 31, 2007 and 2006, the aggregate balance on these capital leases totaled $1,126,463 and $1,585,172, respectively. The interest expense to AHK Leasing in 2007 and 2006 was $152,835 and $143,177, respectively. See Notes 4 and 8.

During the fourth quarter of 2006, iSecureTrac Corp. (the “Company”) received two unsecured loans totaling $6,000,000 from a private investment company that is an affiliate of the Mykonos 6420 LP (“Mykonos”), the sole holder of the Company’s Series C Preferred Stock (the “2006 Notes”). Interest on the 2006 Notes accrued at a rate of 7% per annum. Principal and interest on the loans was due at the earlier of (i) July 1, 2009 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than $6,000,000. The interest expense to the private investment company in 2007 and 2006 was $354,026 and $37,838, respectively.

On October 29, 2007, the Company refinanced the 2006 Notes and borrowed an additional $2,100,000 under the terms of a Credit and Security Agreement with Crestpark LP, Inc. (“Lender”), another affiliate of Mykonos. Borrowings from the Lender are evidenced by a promissory note (the “Crestpark Note”) in the principal amount of $8,491,864 which is equal to the aggregate principal and accrued interest on the 2006 Notes as of October 29, 2007 plus an additional $2,100,000. Principal on the Crestpark Note is due on the earlier of (i) July 1, 2010 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the amount lent to the Company by Crestpark.

On December 18, 2007, the Company amended its Promissory Note and Credit and Security Agreement with the Lender in order to increase the amount loaned (the “Loan”) from the Lender to the Company by the amount of $3,300,000. As a result of these amendments, the principal amount outstanding under the Loan increased from $8,491,864 to $11,877,475, consisting of the $3,300,000 in additional borrowings plus accrued but unpaid interest on the existing Loan. The additional borrowings are to be used for general working capital purposes. Interest expense to the Lender in 2007 and 2006 was $126,291 and $0, respectively.

Notes to Consolidated Financial Statements

Principal on the Amended and Restated Promissory Note (the “Note”) is due on the earlier of (i) July 1, 2010 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Loan, plus all accrued but unpaid interest. The Company may prepay the Loan at any time without premium or penalty. The Note provides, among other things, that $6,455,250 of the borrowings thereunder shall bear interest at 7.0% per annum and that such interest will be due and payable at maturity of the Note. The remaining $5,422,225 of borrowings (the “Floating Tranche”) under the Note (which includes the $3,300,000 of additional borrowings) will bear interest at a floating rate equal to 2% over the prime rate (the “Base Rate”). The portion of the interest on the Floating Tranche determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate will be payable monthly.

The borrowings under the Note are secured by a first priority security interest in all of the assets of the Company except that Lender’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing under its sale leaseback arrangements. The Lender is an affiliate of Mykonos 6420 LP (“Mykonos”). As the sole holder of the Company’s Series C Preferred Stock, Mykonos has the right to elect a majority of the Company's Board of Directors. The terms of the Loan were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Note 11. Concentrations and Major Customer

The Company maintains cash in excess of the Federal Deposit Insurance Corporation limit of $100,000. The Company has not experienced and does not anticipate such losses in these accounts.

For the year ended December 31, 2007 and 2006, the Company had one customer which accounted for 10.71% and 14.02%, respectively, of its total revenues for the year. The receivable balance for this customer at December 31, 2007 and 2006 was $133,417 and $489,044, respectively.

Note 12. Legal Proceedings

On November 27, 2007, iSecureTrac Corp. (the “Company”) and Pro Tech Monitoring, Inc. (“Pro Tech”) entered into a Confidential Settlement Agreement (the “Settlement Agreement”), pursuant to which the parties agreed to compromise and settle all claims and disputes related to a lawsuit filed by Pro Tech against the Company in the United States District Court for the Middle District of Florida in which Pro Tech alleged that the Company had infringed on a U.S. patent held by Pro Tech relating to GPS tracking and monitoring apparatus and systems. Pro Tech was seeking an injunction and substantial monetary damages from the Company.

Pursuant to the Settlement Agreement, Pro Tech has caused the dismissal of its lawsuit against the Company. In consideration, the Company paid Pro Tech $800,000 in cash upon execution of the Settlement Agreement and agreed to, and did purchase $600,000 worth of sobriety monitoring equipment from Pro Tech prior to December 31, 2007. The $800,000 is included in sales, general and administrative expenses for the year ended December 31, 2007. In addition, the Company has agreed to make a modification to its GPS tracking equipment to eliminate or disable a component that allegedly infringed on Pro Tech’s patent. To the extent this component is not removed or disabled from the Company’s equipment by January 27, 2008, the Company will be subject to royalty payments on unmodified equipment in the field which escalate over time. The amount of such royalty payments, if any, cannot be estimated at this time. The Company entered into the Settlement Agreement without admission of liability and solely to avoid the expense and uncertainty of litigation.

Notes to Consolidated Financial Statements

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

Redeemable Exchangeable Series C Preferred Stock: The Company estimates the fair value of this instrument to be approximately $16,000,000 at December 31, 2007 using a discount rate of 6%.