Form 10-Q
period 2008-03-31
ISECURETRAC CORP
filed 2008-05-07
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 000-26455

ISECURETRAC CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	87-0347787
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5078 S. 111th Street
OMAHA, NEBRASKA 68137
(Address of principal executive offices, Zip Code)

(402) 537-0022
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of issuer’s common stock outstanding as of May 1, 2008 was 10,782,756.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$2,026,145	$3,442,712
Accounts receivable, net of allowance for doubtful accounts of $326,766 in 2008 and $292,669 in 2007	2,136,364	1,941,902
Inventories	211,581	135,376
Prepaid expenses and other	62,765	92,750
Total current assets	4,436,855	5,612,740
Leasehold improvements and equipment, net of accumulated depreciation of $7,610,793 in 2008 and $7,041,272 in 2007	4,377,671	3,875,728
Intangibles, net of accumulated amortization of $860,657 in 2008 and $850,166 in 2007	50,865	61,356
Goodwill	2,302,179	2,302,179
Other assets	114,504	88,425
Total assets	$11,282,074	$11,940,428
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$1,279,378	$1,069,577
Accrued expenses	591,161	609,083
Current maturities of long-term debt	750,870	622,340
Deferred revenues & gain on sale-leaseback transactions	289,517	314,090
Accrued interest payable	230,248	30,513
Total current liabilities	3,141,174	2,645,603
Long-term debt, less current maturities	12,543,502	12,381,598
Redeemable convertible Series C preferred stock	12,187,735	11,882,545
Stockholders' (deficit)
Common stock	10,782	10,779
Additional paid-in capital	55,167,329	55,109,333
Accumulated deficit	(71,768,448)	(70,089,430)
Total stockholders' (deficit)	(16,590,337)	(14,969,318)
Total liabilities and stockholders' (deficit)	$11,282,074	$11,940,428

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Revenues:
Equipment leasing	$2,179,577	$1,934,038
Administrative, field & support service revenues	74,453	-
Equipment sales	22,242	56,208
Other revenues	212,848	119,510
Gain on related party sale-leaseback transactions	13,191	44,862
Total revenues	2,502,311	2,154,618
Operating expenses:
Cost of revenues	1,087,894	860,999
Research and development	339,811	473,109
Sales, general and administrative	2,251,803	2,067,227
Total operating expenses	3,679,508	3,401,335
Operating loss	(1,177,197)	(1,246,717)
Other income (expense):
Interest income	19,224	46,475
Interest expense	(264,984)	(152,526)
Total other income (expense)	(245,760)	(106,051)
Loss before provision for income taxes	(1,422,957)	(1,352,768)
Provision for income taxes	-	-
Net loss	$(1,422,957)	$(1,352,768)
Preferred stock dividends and accretion	(305,190)	(283,617)
Net loss available to common stockholders	$(1,728,147)	$(1,636,385)
Basic and diluted loss per common share	$(0.16)	$(0.15)
Weighted average shares of common stock outstanding	10,781,218	10,773,675

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' (DEFICIT)
For the Three Months Ended March 31, 2008
(unaudited)

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2007	10,779,680	$10,779	$55,109,333	$(70,089,430)	$(14,969,318)
Shares issued for director's fees	3,076	3	1,997	-	2,000
Stock based compensation	-	-	105,128	-	105,128
Series C preferred stock dividends	-	-	-	(256,061)	(256,061)
Accretion to redemption value of preferred stock	-	-	(49,129)	-	(49,129)
Net loss	-	-	-	(1,422,957)	(1,422,957)
Balance, March 31, 2008	10,782,756	$10,782	$55,167,329	$(71,768,448)	$(16,590,337)

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007
(unaudited)

	2008	2007
Cash Flows From Operating Activities
Net loss	$(1,422,957)	$(1,352,768)
Depreciation and amortization	580,012	427,581
Stock based compensation	107,128	71,598
(Increase) decrease in accounts receivable	(194,462)	269,696
(Increase) in inventories	(76,205)	(58,892)
Decrease in prepaid expenses	29,985	4,823
Increase in accounts payable	209,801	12,134
(Decrease) in accrued expenses	(17,922)	(122,480)
(Decrease) in deferred revenues and gain on sale - leaseback transactions	(24,573)	(51,003)
Increase in accrued interest payable	199,735	103,562
Net cash (used in) operating activities	(609,458)	(695,749)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(1,071,464)	(151,178)
(Increase) in other assets	(26,079)	(1,125)
Net cash (used in) investing activities	(1,097,543)	(152,303)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	500,000	-
Principal payments on long-term debt	(209,566)	(234,311)
Net cash provided by (used in) financing activities	290,434	(234,311)
(Decrease) in cash	(1,416,567)	(1,082,363)
Cash at beginning of period	3,442,712	4,341,685
Cash at end of period	$2,026,145	$3,259,322
Supplemental Disclosure of Cash Payments for
Interest	65,249	48,964

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. General

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) at December 31, 2007, has been taken from audited consolidated financial statements at that date. The condensed consolidated financial statements for the three months ended March 31, 2008 and March 31, 2007 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2008. Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company believes that its current working capital, combined with the expected amounts available through lease financing for its monitoring equipment described in note 5, are sufficient to meet its liquidity needs through 2008.   In the early part of 2009, depending on the results of operations for 2008, it is probable the Company will need additional equity or debt financing to have sufficient capital to satisfy liquidity needs in 2009.  The Company does not have any irrevocable commitments to provide any such additional capital at this time and there is no assurance that such additional equity or debt financing will be available.  If the Company is unable to obtain additional capital, it will need to take other steps, including imposition of significant cost reductions, in order to maintain operations.

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

During the three months ended March 31, 2008, the Company granted options to purchase a total of 473,500 shares of common stock to fifty-seven employees pursuant to the 2006 Plan. During the three months ended March 31, 2008, 31,044 options issued under the 2006 Plan were forfeited, 63 options issued under the 2001 Plan were forfeited and 0 options issued under employment agreements outside the 2006 Plan and the 2001 Plan were forfeited. No options were exercised during the three months ended March 31, 2008. The following table shows stock option activity during the three month period ended March 31, 2008:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,817,580	$2.30
Granted	473,500	0.65
Exercised	-	-
Forfeited	(31,107)	1.02
Outstanding at March 31, 2008	2,259,973	$1.98	6.19	$-
Exercisable at March 31, 2008	1,499,303	$2.36	4.62	$-

As of March 31, 2008, the aggregate intrinsic value of outstanding and exercisable options, which is the actual value of the options if exercised, was $0 and $0, respectively.

During the three month period ended March 31, 2008, 295,890 warrants expired and no warrants were granted or exercised by warrant holders.

At March 31, 2008, the Company had 2,259,973 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 3,627,035 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

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

For purposes of FAS No. 123(R), the Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007
Risk free interest rate	4.31%	4.65%
Expected volatility factor	84.41%	86.59%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	19% and 20%	19% and 20%

The risk-free interest rate is determined on the date the grant is issued. This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of 3.5 years to 6.5 years.

Expected volatilities are based on historical stock prices over the two years prior to the stock option award.

Under FAS No. 123(R), the Company is required to estimate forfeitures of stock options. The forfeiture rate is the rate at which options are expected to be forfeited prior to full vesting. The forfeiture rate is determined based on actual forfeiture rate experience as follows: For each historical year of option issuance, the total options issued for the year is compared to the options forfeited prior to having vested. For option years in which the two year vesting period has not passed, past experience is used to project future forfeitures. The total of pro forma forfeitures is then compared to total options awarded and the resultant percentage is used as the forfeiture rate. The estimated forfeiture rate for senior executive and non-senior executive option grants is 19% and 20%, respectively. This rate is recalculated on an annual basis.

The annual rate of quarterly dividends is 0% since iSECUREtrac has historically not paid dividends on its common stock.

The Company recorded compensation expense of $105,128 and $69,598 for the three months ended March 31, 2008 and March 31, 2007, respectively, related to stock-based compensation awards.

As of March 31, 2008, there was approximately $579,402 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees. The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2008	$305,014
2009	265,886
2010	8,502
Total	$579,402

Note 3. Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008			December 31, 2007
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$916,815	$481,833	$434,982	$844,307	$446,991	$397,316
Leasehold improvements	227,229	68,690	158,539	227,229	54,047	173,182
Monitoring equipment	10,844,420	7,060,270	3,784,150	9,845,464	6,540,234	3,305,230
Total leasehold improvements and equipment	$11,988,464	$7,610,793	$4,377,671	$10,917,000	$7,041,272	$3,875,728

Note 4. Goodwill and Intangible Assets Subject to Amortization

Goodwill is the excess of the cash paid over the fair value of the net assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year.  The Company determined that there was no impairment of goodwill as of December 31, 2007.

The Company also separately records other intangible assets that can be identified and assigned a value.  At March 31, 2008, such intangible assets consisted solely of customer monitoring contracts acquired in a prior acquisition. The Company amortizes the initial carrying value attributable to these monitoring contracts based on the projected revenue stream of the monitoring contracts. This amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and equaled $10,491 and $20,642 for the three month periods ended March 31, 2008, and March 31, 2007, respectively. These intangible assets are also tested for impairment on an annual basis.

The composition of goodwill and intangible assets at March 31, 2008 and December 31, 2007, is as follows:

	March 31, 2008		December 31, 2007
		Intangibles, subject		Intangibles, subject
	Goodwill	to Amortization	Goodwill	to Amortization
Gross Carrying Amount	$2,302,179	$911,522	$2,302,179	$911,522
Accumulated Amortization	-	(860,657)	-	(850,166)
Balance	$2,302,179	$50,865	$2,302,179	$61,356

The estimated aggregate amortization expense of the intangibles is as follows:

2008	31,472
2009	19,393
Total	$50,865

Note 5. Long-Term Debt

Long-term debt consists of capital leases used to finance the acquisition of monitoring equipment and secured borrowings for working capital.

As of March 31, 2008, the Company had capital lease facilities in place which were used to finance the acquisition of approximately $2,250,000 of monitoring equipment with AHK Leasing, LLC (“AHK”), a company controlled by three stockholders, one of which is a current director. Under these sale-leaseback arrangements, the Company sells the inventory to AHK and then leases the equipment back. AHK has indicated that it will continue to provide lease financing for additional monitoring equipment throughout 2008. Maturity dates on these capital leases run from June 2009 to March 2011. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 11.25% to 12.50%. As of March 31, 2008, the aggregate balance on these capital leases totaled $1,416,897. For the three months ended March 31, 2008 and March 31, 2007, interest expense to AHK was $34,409 and $44,015, respectively. There was no accrued interest at March 31, 2008 and December 31, 2007 to AHK.

As of March 31, 2008, the Company had outstanding borrowings of $11,877,475 under a secured Promissory Note payable and associated Credit and Security Agreement (the “Crestpark Note”) with Crestpark LP, Inc. (the “Lender”). Principal on the Crestpark Note is due on the earlier of (i) July 1, 2010 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under the Crestpark Note, plus all accrued but unpaid interest. The Company may prepay the Crestpark Note at any time without premium or penalty. The Crestpark Note provides, among other things, that $6,455,250 of the borrowings thereunder bears interest at 7.0% per annum and that such interest will be due and payable at maturity of the Crestpark Note. The remaining $5,422,225 of borrowings (the “Floating Tranche”) under the Crestpark Note bears interest at a floating rate equal to 2% over the prime rate (the “Base Rate”). The portion of the interest on the Floating Tranche determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate is payable monthly. Accrued interest on the Crestpark Note at March 31, 2008 and December 31, 2007, equaled $230,248 and $30,513, respectively.

Total interest expense for the Company for the three months ended March 31, 2008 and March 31, 2007, was $264,984 and $152,526, respectively. Of that amount, $261,256 and $147,577 was expensed to related parties under the AHK Capital Leases and the Crestpark Note for the three months ended March 31, 2008 and March 31, 2007, respectively.

Note 6. Redeemable Exchangeable Series C Preferred Stock

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

The Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Preferred Stock will equal the per share original issue price ($11 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital. As of March 31, 2008, the Company had accrued Series C Preferred Stock dividends totaling $2,612,022 and accretion to redemption value of the Series C Preferred Stock totaling $540,423. Of these amounts, $256,061 and $49,129, respectively, were the amounts accrued during the three months ended March 31, 2008.

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

Note 7. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine. This statement also clarifies that market participant assumptions should also include assumptions about the effect of a restriction on the sale or use of an asset. This statement clarifies that fair value measurement for a liability should reflect nonperformance risk (the risk that the obligation will not be fulfilled). This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.  FSP FAS 157-2 is not expected to have a future material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial condition or results of operations.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Statement No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Note 8. Contingencies

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

Pursuant to the Settlement Agreement, Pro Tech has caused the dismissal of its lawsuit against the Company. In consideration, the Company paid Pro Tech $800,000 in cash upon execution of the Settlement Agreement and agreed to, and did purchase $600,000 worth of sobriety monitoring equipment from Pro Tech prior to December 31, 2007. The $800,000 was included in sales, general and administrative expenses for the year ended December 31, 2007. In addition, the Company has agreed to make a modification to its GPS tracking equipment to eliminate or disable a component that allegedly infringed on Pro Tech’s patent. To the extent this component is not removed or disabled from the Company’s equipment by January 27, 2008, the Company will be subject to royalty payments on unmodified equipment in the field which escalate over time. As of March 31, 2008, the Company has expensed and accrued $25,615 and $13,670 of settlement royalty costs, respectively. The Company entered into the Settlement Agreement without admission of liability and solely to avoid the expense and uncertainty of litigation.

The Company is not subject to any other material pending or threatened lawsuits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may contain statements that plan for or anticipate the future. Forward-looking statements include statements about the future of our products and the industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-Q, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in “ITEM 1. Description of Business” contained in the Company’s Form 10-KSB filed for the year ended December 31, 2007.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition and results of operations. Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

Overview

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

Results of Operations

Total Revenues
For the three month period ended March 31, 2008, the Company had total revenue of $2,502,311, an increase of 16% over the total revenue of $2,154,618 recorded for the three months ended March 31, 2007. The Company’s principal sources of revenue (daily leasing of electronic monitoring equipment and administrative, field and support services) grew 17% during the comparable periods. The increase in revenue is a result of an increase in the number of units under lease and the expansion of monitoring center services revenue to include GPS equipment.

Cost of Revenues
Cost of revenues represents all direct costs related to delivery of monitoring equipment including amortization of the acquisition costs, repairs and maintenance of the monitoring equipment, transportation costs, communication costs associated with the equipment, as well as costs to upgrade existing units for advancements in technology. Certain costs such as communication costs, shipping and amortization increased during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, as a result of additional units under lease. However, these increases were offset by reductions in equipment upgrade costs resulting in total cost of revenues for the quarter ended March 31, 2008 increasing $226,895 over the same period of 2007.

Research and Development Expenses
Research and Development (R&D) expenses represent the on-going direct costs associated with the development of the Company’s proprietary hardware and software including staffing expenses for the Company’s own engineers and software developers, the cost of outside contracted engineering and design, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions.

Research and Development expenses for the three months ended March 31, 2008 were $339,811, a decrease of $113,298 (28%) over the $473,109 expensed during the three months ended March 31, 2007. The main reason for the decrease in R&D costs over the comparable periods was the completion of the development and testing of the Company’s next generation product, the System 5000, in the fourth quarter of 2007.

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

For the three months ended March 31, 2008, SG&A expenses increased $184,576 or 9%, to $2,251,803 from $2,067,227 incurred in the comparable period in 2007. Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

o	Compensation expense increased $160,989 due to the increase in staffing levels made in mid 2007 in customer facing areas such as sales, repair and our monitoring center.

o	Consulting fees increased $82,836 as the Company relied more heavily on outside consultants and lobbyists to respond to an increasing number of requests for proposals and changes in legislation.

o	Stock option expenses increased approximately $36,000 as a result of the stock options issued by the Company in January 2008. There were fewer stock options issued in the first quarter of 2007.

o	Various other expenses including Bad Debt Expense, Insurance Expense and Scrapped or Damaged Equipment declined an aggregate of approximately $95,000.

Interest Expense, Net
Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. Net interest expense increased by $139,709 from $106,051 during the three months ended March 31, 2007 to $245,760 during the comparable period in 2008. The increase is attributable to the increase in equipment purchased under capital leases, as well as the additional borrowings from Crestpark LP, Inc in late 2007. As a result of the additional borrowing from Crestpark LP and the Company’s continuing use of capital leases to finance its equipment purchases, we expect to see net interest expense continue to grow throughout 2008.

Net Loss
The Company’s net loss for the three months ended March 31, 2008 was $1,422,957, an increase of $70,189 over the comparable period in 2007 for the reasons described above.

Preferred Stock Dividends and Accretion

For the three months ended March 31, 2008, preferred stock dividends and accretion totaled $305,190, as compared to $283,617 for the three months ended March 31, 2007. This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock. The Series C Exchangeable Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Liquidity and Capital Resources

For the three months ended March 31, 2008, the Company used $609,458 of cash in operating activities, used another $1,097,543 in investing activities, and generated $290,434 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the three months ended March 31, 2008 of $1,416,567. For the same period of 2007, the Company used $695,749 of cash in operating activities, used another $152,303 in investing activities, and used $234,311 in cash from financing activities. The total of all cash flow activities through the first quarter of 2007 resulted in a decrease in the balance of cash of $1,082,363.

The Company’s principal uses of cash are the payment of operating expenses, the acquisition of monitoring equipment and the financing of its receivables. In general, the Company meets its liquidity needs from its current revenues, from cash and cash equivalents, and through capital leasing arrangements. As of March 31, 2008, the Company had approximately $2,026,145 in cash and cash equivalents. These resources are what remain of the additional amount borrowed by the Company in the fourth quarter of 2007 under its secured loan from Crestpark LP, Inc. (“Crestpark”) an affiliate of Mykonos 6420 LP (“Mykonos”), the sole holder of the Company’s Series C Preferred Stock (the “Crestpark Note”). The total amount of the Crestpark Note is $11,877,475. Principal on the Crestpark Note is due on the earlier of (i) July 1, 2010 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under the Crestpark Note, plus all accrued but unpaid interest. The Company may prepay the Crestpark Note at any time without premium or penalty. The Crestpark Note provides, among other things, that $6,455,250 of the borrowings thereunder bears interest at 7.0% per annum and that such interest will be due and payable at maturity of the Crestpark Note. The remaining $5,422,225 of borrowings (the “Floating Tranche”) under the Crestpark Note bears interest at a floating rate equal to 2% over the prime rate (the “Base Rate”). The portion of the interest on the Floating Tranche determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate is payable monthly. Borrowings under the Crestpark Note are secured by a first security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK under capital lease facilities described below. The terms of the Crestpark Note were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

As of March 31, 2008, the Company had capital lease facilities in place which were used to finance the acquisition of approximately $2,250,000 of monitoring equipment with AHK Leasing, LLC (“AHK”), a company controlled by three stockholders, one of which is a current director. Under these sale-leaseback arrangements, the Company sells the inventory to AHK and then leases the equipment back. AHK has indicated that it will continue to provide lease financing for additional monitoring equipment throughout 2008. Maturity dates on these capital leases run from June 2009 to March 2011. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 11.25% to 12.50%. As of March 31, 2008, the aggregate balance on these capital leases totaled $1,416,897, of which $750,870 is current and the balance of $666,027 is classified as long-term debt.

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

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We do not believe that any of the accounting estimates are critical at this time, however we expect to continue to review our accounting estimates in order to determine if any of these accounting estimates are critical. For further discussion of our significant accounting policies, refer to Note 1 - “Nature of Business and Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

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

The Company’s principal executive officer and principal financial officer determined that there have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not subject to any material pending or threatened lawsuits.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 25, 2008, the Company issued a total of 3,076 shares of common stock to two directors in partial payment of directors’ fees. The shares had a market value on the date of the board meeting of $2,000. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

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

Dated: May 7, 2008