Form 10-Q
period 2008-06-30
ISECURETRAC CORP
filed 2008-08-12
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

The number of shares of issuer’s common stock outstanding as of July 21, 2008 was 10,788,312.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents (see Note 9)	$706,242	$3,442,712
Accounts receivable, net of allowance for doubtful accounts of $325,781 in 2008 and $292,669 in 2007	2,163,397	1,941,902
Inventories	193,057	135,376
Prepaid expenses and other	63,622	92,750
Total current assets	3,126,317	5,612,740
Leasehold improvements and equipment, net of accumulated depreciation of $8,164,085 in 2008 and $7,041,272 in 2007	4,810,561	3,875,728
Intangibles, net of accumulated amortization of $871,147 in 2008 and $850,166 in 2007	40,375	61,356
Goodwill	2,302,179	2,302,179
Other assets	73,889	88,425
Total assets	$10,353,321	$11,940,428
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$458,344	$1,069,577
Accrued expenses	585,458	609,083
Current maturities of long-term debt	1,072,243	622,340
Deferred revenues & gain on sale-leaseback transactions	291,245	314,090
Accrued interest payable	414,093	30,513
Total current liabilities	2,821,383	2,645,603
Long-term debt, less current maturities	13,058,585	12,381,598
Redeemable convertible Series C preferred stock	12,492,925	11,882,545
Stockholders' (deficit)
Common stock	10,788	10,779
Additional paid-in capital	55,225,412	55,109,333
Accumulated deficit	(73,255,773)	(70,089,430)
Total stockholders' (deficit)	(18,019,572)	(14,969,318)
Total liabilities and stockholders' (deficit)	$10,353,321	$11,940,428

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenues:
Equipment leasing	$2,239,019	$2,154,375	$4,418,596	$4,088,413
Administrative, field & support service revenues	86,700	-	161,153
Equipment sales	23,958	20,795	46,199	77,003
Other revenues	6,004	30,459	218,852	149,969
Gain on related party sale-leaseback transactions	-	44,844	13,191	89,706
Total revenues	2,355,681	2,250,473	4,857,992	4,405,091
Operating expenses:
Cost of revenues	948,121	893,685	2,036,015	1,754,684
Research and development	328,747	413,115	668,558	886,224
Sales, general and administrative	2,046,532	2,228,738	4,298,335	4,295,965
Total operating expenses	3,323,400	3,535,538	7,002,908	6,936,873
Operating loss	(967,719)	(1,285,065)	(2,144,916)	(2,531,782)
Other income (expense):
Interest income	4,843	33,177	24,067	79,652
Interest expense	(268,388)	(145,504)	(533,372)	(298,030)
Total other income (expense)	(263,545)	(112,327)	(509,305)	(218,378)
Loss before provision for income taxes	(1,231,264)	(1,397,392)	(2,654,220)	(2,750,160)
Provision for income taxes	-	-	-	-
Net loss	$(1,231,264)	$(1,397,392)	$(2,654,220)	$(2,750,160)
Preferred stock dividends and accretion	(305,190)	(286,224)	(610,380)	(569,841)
Net loss available to common stockholders	$(1,536,454)	$(1,683,616)	$(3,264,601)	$(3,320,001)
Basic and diluted loss per common share	$(0.14)	$(0.16)	$(0.30)	$(0.31)
Weighted average shares of common stock outstanding	10,785,534	10,775,687	10,783,583	10,774,681

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' (DEFICIT)
For the Six Months Ended June 30, 2008
(unaudited)

	Common Stock		Additional Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2007	10,779,680	$10,779	$55,109,333	$(70,089,430)	$(14,969,318)
Shares issued for director's fees	8,632	9	3,991	-	4,000
Stock based compensation	-	-	210,347	-	210,347
Series C preferred stock dividends	-	-	-	(512,122)	(512,122)
Accretion to redemption value of preferred stock	-	-	(98,259)	-	(98,259)
Net loss	-	-	-	(2,654,220)	(2,654,220)
Balance, June 30, 2008	10,788,312	$10,788	$55,225,412	$(73,255,773)	$(18,019,572)

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(unaudited)

	2008	2007
Cash Flows From Operating Activities
Net loss	$(2,654,220)	$(2,750,160)
Depreciation and amortization	1,143,794	913,111
Stock based compensation	214,347	164,238
(Increase) decrease in accounts receivable	(221,494)	264,212
(Increase) in inventories	(57,681)	(35,406)
Decrease in prepaid expenses	29,129	10,077
Increase in accounts payable	(611,233)	(330,786)
(Decrease) in accrued expenses	(23,625)	62,031
(Decrease) in deferred revenues and gain on sale - leaseback transactions	(22,845)	(78,895)
Increase in accrued interest payable	383,580	208,274
Net cash (used in) operating activities	(1,820,250)	(1,573,304)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(2,057,647)	(263,259)
(Increase) in other assets	14,537	(3,624)
Net cash (used in) investing activities	(2,043,111)	(266,883)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	1,600,000	-
Principal payments on long-term debt	(473,109)	(474,988)
Net cash provided by (used in) financing activities	1,126,891	(474,988)
(Decrease) in cash	(2,736,470)	(2,315,175)
Cash at beginning of period	3,442,712	4,341,685
Cash at end of period	$706,242	$2,026,510
Supplemental Disclosure of Cash Payments for
Interest	149,792	89,756

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. General

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) at December 31, 2007, has been taken from audited consolidated financial statements at that date. The condensed consolidated financial statements for the three and six months ended June 30, 2008 and June 30, 2007 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations and cash flows for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2008. Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company believes that its current working capital, combined with the expected amounts available through lease financing for its monitoring equipment described in notes 5 and 9, are sufficient to meet its liquidity needs through 2008. In the early part of 2009, depending on the results of operations for 2008, it is probable the Company will need additional equity or debt financing to have sufficient capital to satisfy liquidity needs in 2009.  The Company does not have any irrevocable commitments to provide any such additional capital at this time and there is no assurance that such additional equity or debt financing will be available.  However, the Company has begun discussions with a major shareholder regarding additional debt financing with the intention of having an agreement in place during the 4th Quarter of 2008. If the Company is unable to obtain additional capital, it will need to take other steps, including imposition of significant cost reductions, in order to maintain operations.

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

During the three and six months ended June 30, 2008, the Company granted options to purchase a total of 87,500 and 561,000 shares of common stock to eleven and sixty-eight employees, respectively, pursuant to the 2006 Plan. During the three and six months ended June 30, 2008, 39,156 and 70,200 options issued under the 2006 Plan were forfeited, 712 and 775 options issued under the 2001 Plan were forfeited and 0 and 36,000 options issued under employment agreements outside the 2006 Plan and the 2001 Plan, respectively, were forfeited. No options were exercised during the three or six months ended June 30, 2008. The following table shows stock option activity during the six month period ended June 30, 2008:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,817,580	$2.30
Granted	561,000	0.61
Exercised	-	-
Forfeited	(106,975)	0.73
Outstanding at June 30, 2008	2,271,605	$0.86	6.19	$15,215
Exercisable at June 30, 2008	1,604,148	$2.27	4.94	$793

As of June 30, 2008, the aggregate intrinsic value of outstanding and exercisable options, which is the actual value of the options if exercised, was $15,215 and $793, respectively.

During the three and six months ended June 30, 2008, 0 and 295,890 warrants expired and no warrants were granted or exercised by warrant holders.

At June 30, 2008, the Company had 2,271,605 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 3,627,035 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

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

The Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended	Year Ended
	30-Jun-08	December 31, 2007
Risk free interest rate	4.27%	4.65%
Expected volatility factor	84.54%	86.59%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	19% and 20%	19% and 20%

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

The Company recorded share-based compensation expense of $105,218 and $210,347 for the three and six months ended June 30, 2008, respectively, compared to $90,640 and $160,238 for the same periods in 2007.

As of June 30, 2008, there was approximately $486,110 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees. The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2008	$207,942
2009	267,519
2010	10,649
Total	$486,110

Note 3. Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008			December 31, 2007
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$969,867	$523,002	$446,864	$844,307	$446,991	$397,316
Leasehold improvements	230,338	83,593	146,746	227,229	54,047	173,182
Monitoring equipment	11,774,441	7,557,490	4,216,951	9,845,464	6,540,234	3,305,230
Total leasehold improvements and equipment	$12,974,646	$8,164,085	$4,810,561	$10,917,000	$7,041,272	$3,875,728

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

The Company also separately records other intangible assets that can be identified and assigned a value.  At June 30, 2008, such intangible assets consisted solely of customer monitoring contracts acquired in a prior acquisition. The Company amortizes the initial carrying value attributable to these monitoring contracts based on the projected revenue stream of the monitoring contracts. This amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and equaled $10,490 and $20,981 for the three and six month periods ended June 30, 2008, respectively and $20,642 and $41,284 for the comparable periods in 2007. These intangible assets are also tested for impairment on an annual basis.

The composition of goodwill and intangible assets at June 30, 2008 and December 31, 2007, is as follows:

	June 30, 2008		December 31, 2007
	Goodwill	Intangibles, subject to Amortization	Goodwill	Intangibles, subject to Amortization
Gross Carrying Amount	$2,302,179	$911,522	$2,302,179	$911,522
Accumulated Amortization	-	(871,147)	-	(850,166)
Balance	$2,302,179	$40,375	$2,302,179	$61,356

The estimated aggregate amortization expense of the intangibles is as follows:

2008	$20,982
2009	19,393
Total	$40,375

Note 5. Long-Term Debt

Long-term debt consists of capital leases used to finance the acquisition of monitoring equipment and secured borrowings for working capital.

As of June 30, 2008, the Company had remaining capital lease facilities in place to finance the future acquisition of approximately $1,150,000 of monitoring equipment with AHK Leasing, LLC (“AHK”), a company controlled by three stockholders, one of which is a current director. Subsequent to June 30, 2008, the Company executed an additional $500,000 lease as described in Note 9.

Under these sale-leaseback arrangements, the Company sells the inventory to AHK and then leases the equipment back. AHK has indicated that it will continue to provide lease financing for additional monitoring equipment throughout 2008. Maturity dates on these capital leases run from June 2009 to April 2011. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 10.00% to 12.50%. As of June 30, 2008, the aggregate balance on these capital leases totaled $2,253,353. The aggregate balance on capital leases at December 31, 2007 was $1,126,463. For the three and six months ended June 30, 2008 interest expense to AHK was $47,869 and $82,278, respectively, as compared to $37,650 and $81,665 for the three and six months ended June 30, 2007, respectively. There was no accrued interest at June 30, 2008 and December 31, 2007 to AHK.

As of June 30, 2008, the Company had outstanding borrowings of $11,877,475 under a secured Promissory Note payable to, and an associated Credit and Security Agreement (the “Crestpark Note”) with, Crestpark LP, Inc. (the “Lender”). The Lender is an affiliate of the sole holder of our Series C Preferred Stock. Principal on the Crestpark Note is due on the earlier of (i) July 1, 2010 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under the Crestpark Note, plus all accrued but unpaid interest. The Company may prepay the Crestpark Note at any time without premium or penalty. The Crestpark Note provides, among other things, that $6,455,250 of the borrowings thereunder bears interest at 7.0% per annum and that such interest will be due and payable at maturity of the Crestpark Note. The remaining $5,422,225 of borrowings (the “Floating Tranche”) under the Crestpark Note bears interest at a floating rate equal to 2% over the prime rate (the “Base Rate”). The portion of the interest on the Floating Tranche determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate is payable monthly. Accrued interest on the Crestpark Note at June 30, 2008 and December 31, 2007, equaled $414,093 and $30,513, respectively.

Total interest expense for the Company for the three and six months ended June 30, 2008 was $268,388 and $533,372, respectively, compared to $145,504 and $298,030 during the same periods in 2007. Of that amount, $259,126 and $520,382 was expensed to related parties under the AHK Capital Leases and the Crestpark Note for the three and six months ended June 30, 2008, respectively, compared to $140,562 and $288,139 during the same periods in 2007.

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

The Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Preferred Stock will equal the per share original issue price ($11 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital. As of June 30, 2008, the Company had accrued Series C Preferred Stock dividends totaling $2,868,083 and accretion to redemption value of the Series C Preferred Stock totaling $589,552. Of these amounts, $256,061 and $49,129, respectively, were the amounts accrued during the three months ended June 30, 2008.

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

Note 7. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine. This statement also clarifies that market participant assumptions should also include assumptions about the effect of a restriction on the sale or use of an asset. This statement clarifies that fair value measurement for a liability should reflect nonperformance risk (the risk that the obligation will not be fulfilled). This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations. The Company is currently evaluating the potential effect of FSP FAS 157-2 on the Company’s financial position and results of operations.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Statement No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Note 8. Contingencies

On November 27, 2007, the Company and Pro Tech Monitoring, Inc. (“Pro Tech”) entered into a Confidential Settlement Agreement (the “Settlement Agreement”), pursuant to which the parties agreed to compromise and settle all claims and disputes related to a lawsuit filed by Pro Tech against the Company in the United States District Court for the Middle District of Florida in which Pro Tech alleged that the Company had infringed on a U.S. patent held by Pro Tech relating to GPS tracking and monitoring apparatus and systems. Pro Tech was seeking an injunction and substantial monetary damages from the Company.

Pursuant to the Settlement Agreement, Pro Tech has caused the dismissal of its lawsuit against the Company. In consideration, the Company paid Pro Tech $800,000 in cash upon execution of the Settlement Agreement and agreed to, and did purchase $600,000 worth of sobriety monitoring equipment from Pro Tech prior to December 31, 2007. The $800,000 was included in sales, general and administrative expenses for the year ended December 31, 2007. In addition, the Company has agreed to make a modification to its GPS tracking equipment to eliminate or disable a component that allegedly infringed on Pro Tech’s patent. On January 27, 2008, the Company became subject to royalty payments which escalate over time on activated, unmodified equipment in the field. As of June 30, 2008, the Company has expensed $65,698 and accrued $10,049 of settlement royalty costs. The Company entered into the Settlement Agreement without admission of liability and solely to avoid the expense and uncertainty of litigation.

The Company is not subject to any other material pending or threatened lawsuits.

Note 9. Subsequent Events

On July 3, 2008, the Company executed a $500,000 sale-leaseback arrangement with AHK consistent with the terms outlined in Note 5. The agreement was executed July 3rd and the cash was received by the Company on July 7th. The effect of the transaction was an increase to cash and long term debt of $500,000. The execution of this lease reduced the remaining capital lease facilities in place for future monitoring equipment purchases to $650,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may contain statements that plan for or anticipate the future. Forward-looking statements include statements about the future of our products and the industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-Q, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in “ITEM 6. Management’s Discussion and Analysis or Plan of Operation” contained in the Company’s Form 10-KSB filed for the year ended December 31, 2007.

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

Results of Operations

Total Revenues
For the three month and six month periods ended June 30, 2008, the Company had total revenue of $2,355,681 and $4,857,992, respectively compared to $2,250,473 and $4,405,091 for the same periods in 2007 which represent an increase of 4.7% and 10.3%.

The Company’s principal sources of revenue (equipment leasing and administrative, field and support services) for the three and six months ended June 30, 2008 increased 8.0% and 12.0% over the comparable periods in 2007.

The increase in revenue is a result of an increase in the number of units under lease and an increase in the number of units utilizing the Company’s administrative, field and support services.

Cost of Revenues
Cost of revenues represents all direct costs related to delivery of monitoring equipment including amortization of the acquisition costs, repairs and maintenance of the monitoring equipment, transportation costs, settlement royalty costs, communication costs associated with the equipment, as well as costs to upgrade existing units for advancements in technology. Certain costs such as communication costs, shipping and amortization increased during the three and six months ended June 30, 2008 compared to the same periods for 2007, as a result of additional units under lease. Royalty payments began as a result of the settlement signed with ProTech Monitoring (see Note 8 to the Financial Statements) These increases were offset by reductions in equipment upgrade and repair costs resulting in total cost of revenues for the three and six months ended June 30, 2008 increasing $54,436 (6%) and $281,331 (16%) respectively compared to the same periods in 2007.

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

Research and Development expenses for the three and six months ended June 30, 2008 were $328,747 and $668,558 respectively which represent, a decrease of $84,368 (20%) and $217,666 (25%) compared to the same periods in 2007. The main reason for the decrease in R&D costs over the comparable periods was the completion of the development and testing of the Company’s next generation product, the System 5000, in the fourth quarter of 2007.

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

The Company’s SG&A expenses for the three months ended March 31, 2008 and 2007 and the six months ended June 30, 2008 and 2007 are further detailed in the following table:

	3 Months Ended March 31, 2008	3 Months Ended June 30, 2008	6 Months Ended June 30, 2008	3 Months Ended March 31, 2007	3 Months Ended June 30, 2007	6 Months Ended June 30, 2007
Detail of Sales, General & Administrative expenses (SG&A)
Litigation and settlement expenses	$-	$-	$-	$1,595	$88,880	$90,475

Management restructuring expenses	-	-	-	-	59,511	59,511

Consulting expenses - Sarbanes-Oxley	-	-	-	-	58,445	58,445

Other sales, general and administrative expenses	2,251,803	2,046,532	4,298,335	2,065,632	2,021,902	4,087,534

Total SG&A	$2,251,803	$2,046,532	$4,298,335	$2,067,227	$2,228,738	$4,295,965

2nd Quarter 2008 vs. 2nd Quarter 2007

For the three months ended June 30, 2008, SG&A expenses decreased $182,206 to $2,046,532 from $2,228,738 incurred in the comparable period in 2007. Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

o	Litigation and settlement expenses, management restructuring expenses and consulting expenses related to Sarbanes-Oxley decreased approximately $207,000.

o	Compensation expense increased approximately $142,000 due to the increase in staffing levels made in mid 2007 in customer facing areas such as sales, repair and our monitoring center.

o	Travel & Entertainment decreased approximately $50,000 due to cost controls implemented in Q2 of 2008.

o	Bad Debt expense decreased approximately $33,000 as a result of management’s evaluation of the receivable portfolio.

o	Various other expenses including consulting and customer relations decreased an aggregate of approximately $34,000.

Year-to-date 2008 vs. Year-to-date 2007:

For the six months ended June 30, 2008, SG&A expenses increased $2,370 to $4,298,335 from $4,295,965 incurred in the comparable period in 2007. Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

o	Litigation and settlement expenses, management restructuring expenses and consulting fees in connection with Sarbanes-Oxley decreased approximately $208,000.

o
Compensation expense including benefits increased approximately $400,000 due to the increase in staffing levels made in mid 2007 in customer facing areas such as sales, repair and our monitoring center.

o	Travel & Entertainment decreased approximately $59,000.

o	Stock option expenses increased approximately $50,000 as a result of the stock options issued by the Company in January 2008. There were fewer stock options issued in the first half of 2007.

o	Damaged/Scrapped Component costs decreased approximately $38,000 due to the peak in this expense item 1st quarter 2007.

o	Various other expenses including Bad Debt Expense, Insurance Expense, Dues/Fees and other consulting fees declined an aggregate of approximately $143,000.

Cost Reduction Plan Implemented during the 2nd Quarter

During the first quarter of 2008, the executive team began the process of evaluating the Company’s cost structure and began to take actions to control expenditures, most particularly in the Sales, General and Administrative area.

The net result of these actions is expected to be a reduction of expenses of approximately $1,100,000 on an annual basis, of which $977,000 relates to SG&A, the remaining $123,000 relates to R&D . The timing of the actions taken resulted in minimal impact on the SG&A expenses in the three months and six months ending June 30, 2008. The full benefit of these reductions are not expected to be realized until the three months ending December 31, 2008. We believe that the following quarter to quarter comparison illustrates the effect of this cost reduction plan.

2nd Quarter 2008 vs. 1st Quarter 2008

For the three months ended June 30, 2008 , SG&A expenses decreased $205,271 from the three months ended March 31, 2008. Significant decreases are outlined below:

o	Compensation expense decreased approximately $71,000 as a result of the Cost Reduction Plan outlined above as well as open positions in the three months ended June 30, 2008.

o	Consulting fees, not related to Sarbanes-Oxley, decreased approximately $48,000 as a result of the Cost Reduction Plan outlined above.

o	Legal fees decreased approximately $39,000 mainly as a result of the Company’s annual reporting in the three months ending March 31, 2008

o	Travel & Entertainment decreased approximately $48,000 as a result of the Cost Reduction Plan outlined above.

Interest Expense, Net
Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. Net interest expense for the three and six months ended June 30, 2008 was $263,545 and $509,305 respectively compared to $112,327 and $218,378 compared to the same periods in 2007. The increase is attributable to the increase in equipment purchased under capital leases, as well as the additional borrowings from Crestpark LP, Inc. in late 2007. As a result of the additional borrowing from Crestpark LP, Inc. and the Company’s continuing use of capital leases to finance its equipment purchases, we expect to see net interest expense continue to grow throughout 2008.

Net Loss
The Company’s net loss for the three and six months ended June 30, 2008 was $1,231,264 and $2,654,220 respectively compared to $1,397,392 and $2,750,160 compared to the same periods in 2007, for the reasons described above.

Preferred Stock Dividends and Accretion
For the three and six months ended June 30, 2008, preferred stock dividends and accretion totaled $305,190, and $610,380, respectively, as compared to $286,224 and $569,841 for the same periods in 2007. This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock. The Series C Exchangeable Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Liquidity and Capital Resources

For the six months ended June 30, 2008, the Company used $1,820,250 of cash in operating activities, used another $2,043,111 in investing activities, and generated $1,126,891 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the six months ended June 30, 2008 of $2,736,470. For the same period of 2007, the Company used $1,573,304 of cash in operating activities, used another $266,883 in investing activities, and used $474,988 in cash from financing activities. The total of all cash flow activities through the first half of 2007 resulted in a decrease in the balance of cash of $2,315,175.

The Company’s principal uses of cash are the payment of operating expenses, the acquisition of monitoring equipment and the financing of its receivables. In general, the Company meets its liquidity needs from its current revenues, from cash and cash equivalents, and through capital leasing arrangements. As of June 30, 2008, the Company had approximately $706,242 in cash and cash equivalents. These resources are what remain of the additional amount borrowed by the Company in the fourth quarter of 2007 under its secured loan from Crestpark LP, Inc. (“Crestpark”) an affiliate of Mykonos 6420 LP (“Mykonos”), the sole holder of the Company’s Series C Preferred Stock (the “Crestpark Note”). The total amount of the Crestpark Note is $11,877,475. Principal on the Crestpark Note is due on the earlier of (i) July 1, 2010 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under the Crestpark Note, plus all accrued but unpaid interest. The Company may prepay the Crestpark Note at any time without premium or penalty. The Crestpark Note provides, among other things, that $6,455,250 of the borrowings thereunder bears interest at 7.0% per annum and that such interest will be due and payable at maturity of the Crestpark Note. The remaining $5,422,225 of borrowings (the “Floating Tranche”) under the Crestpark Note bears interest at a floating rate equal to 2% over the prime rate (the “Base Rate”). The portion of the interest on the Floating Tranche determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate is payable monthly. Borrowings under the Crestpark Note are secured by a first security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK under capital lease facilities described below. The terms of the Crestpark Note were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

As of June 30, 2008, the Company had remaining capital lease facilities in place to finance the future acquisition of approximately $1,150,000 of monitoring equipment with AHK Leasing, LLC (“AHK”), a company controlled by three stockholders, one of which is a current director. Subsequent to June 30, 2008, the Company executed an additional $500,00 lease as described in Note 9 to the Financial Statements included in this report. Under these sale-leaseback arrangements, the Company sells the inventory to AHK and then leases the equipment back. AHK has indicated that it will continue to provide lease financing for additional monitoring equipment throughout 2008. Maturity dates on these capital leases run from June 2009 to July 2011. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 10.00% to 12.50%. As of June 30, 2008, the aggregate balance on these capital leases totaled $2,253,353, of which $1,072,243 is current and the balance of $1,181,110 is classified as long-term debt.

The Company believes that its current working capital, combined with the expected amounts available through lease financing for our monitoring equipment described above are sufficient to meet its liquidity needs through 2008.   In the early part of 2009, depending on the results of operations for 2008, it is probable the Company will need additional equity or debt financing to have sufficient capital to satisfy liquidity needs in 2009.  The Company does not have any irrevocable commitments to provide any such additional capital at this time and there is no assurance that such additional equity or debt financing will be available.  However, the Company has begun discussions with a major shareholder regarding additional debt financing with the intention of having an agreement in place during the 4th Quarter of 2008. If the Company is unable to obtain additional capital, it will need to take other steps, including imposition of significant cost reductions, in order to maintain operations.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Periodically, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We do not believe that any of the accounting estimates are critical at this time, however we expect to continue to review our accounting estimates in order to determine if any of these accounting estimates are critical. For further discussion of our significant accounting policies, refer to Note 1 – “Nature of Business and Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4T. Controls and Procedures

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

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 5, 2008, the Company issued a total of 5,556 shares of common stock to two directors in partial payment of directors’ fees. The shares had a market value on the date of the board meeting of $2,000. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.
The annual meeting of stockholder was held on April 30, 2008. At the annual meeting, stockholders voted to:

(i)	elect three directors of the Company by the holders of the Common Stock to serve for a one-year term;

(ii)	elect three directors of the Company by the holders of the Series C Preferred Stock to serve for a one-year term; and

(iii)	ratify the appointment of McGladrey & Pullen, LLP as our independent auditors for the fiscal year ending December 31, 2008

There were 10,782,756 shares of Common Stock entitled to vote at the meeting, of which 7,923,280 (73.48%) were represented at the meeting, and 1,000,000 shares of Series C Preferred Stock entitled to vote at the meeting, of which 100% were represented at the meeting.

The voting results were as follows:

Election of Directors by holders of Common Stock

Name	For	Authority Withheld
Roger J. Kanne	7,802,712	120,568
Peter A. Michel	7,802,712	120,568
Ravi Nath	7,802,712	120,568

Election of Directors by holders of Series C Preferred Stock

Name	For	Authority Withheld
Robert Korba	1,000,000	-
Joseph Ethridge	1,000,000	-
Bruce Leadbetter	1,000,000	-

Ratification of Auditors

For	Against	Abstained
7,705,662	203,481	14,186

As a result, each nominee for director was elected to the Board of Directors for the term set forth above and the appointment of McGladrey & Pullen, LLP as our independent auditors for the fiscal year ending December 31, 2008 was duly ratified by the stockholders.

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

iSECUREtrac Corp.

By:	/s/ Peter A Michel
Peter A Michel
President & CEO

Dated: August 12, 2008

By:	/s/ Lincoln Zehr
Lincoln Zehr
Chief Financial Officer

Dated: August 12, 2008