Form 10-Q
period 2008-09-30
ISECURETRAC CORP
filed 2008-11-13
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

The number of shares of issuer’s common stock outstanding as of October 24, 2008 was 10,791,090.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents (see Note 9)	$590,839	$3,442,712
Accounts receivable, net of allowance for doubtful accounts of $380,000 in 2008 and $292,669 in 2007	1,917,196	1,941,902
Inventories	203,556	135,376
Prepaid expenses and other	113,006	92,750
Total current assets	2,824,597	5,612,740
Leasehold improvements and equipment, net of accumulated depreciation of $8,667,354 in 2008 and $7,041,272 in 2007	4,416,153	3,875,728
Intangibles, net of accumulated amortization of $881,637 in 2008 and $850,166 in 2007	29,884	61,356
Goodwill	2,302,179	2,302,179
Other assets	71,889	88,425
Total assets	$9,644,702	$11,940,428
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$436,989	$1,069,577
Accrued expenses	495,198	609,083
Current maturities of long-term debt	1,076,917	622,340
Deferred revenues & gain on sale-leaseback transactions	275,238	314,090
Accrued interest payable	598,855	30,513
Total current liabilities	2,883,197	2,645,603
Long-term debt, less current maturities	13,234,065	12,381,598
Redeemable convertible Series C preferred stock	12,821,696	11,882,545
Stockholders' (deficit)
Common stock	10,790	10,779
Additional paid-in capital	55,276,284	55,109,333
Accumulated deficit	(74,581,330)	(70,089,430)
Total stockholders ' (deficit)	(19,294,256)	(14,969,318)
Total liabilities and stockholders' (deficit)	$9,644,702	$11,940,428

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Revenues:
Equipment leasing	$2,098,798	$2,141,774	$6,517,394	$6,230,187
Administrative, field & support service revenues	71,183	21,918	232,336	39,939
Equipment sales	0	10,752	45,890	87,755
Other revenues	8,163	16,721	227,324	148,669
Gain on related party sale-leaseback transactions	0	39,828	13,191	129,534
Total revenues	2,178,144	2,230,993	7,036,135	6,636,084
Operating expenses:
Cost of revenues	843,715	852,406	2,879,730	2,607,090
Research and development	275,513	392,012	944,071	1,278,236
Sales, general and administrative	1,817,153	3,163,369	6,115,488	7,459,334
Total operating expenses	2,936,381	4,407,787	9,939,289	11,344,660
Operating loss	(758,237)	(2,176,794)	(2,903,154)	(4,708,576)
Other income (expense):
Interest income	2,148	18,091	26,215	97,743
Interest expense	(289,824)	(143,102)	(823,196)	(441,132)
Total other income (expense)	(287,676)	(125,011)	(796,981)	(343,389)
Loss before provision for income taxes	(1,045,913)	(2,301,805)	(3,700,135)	(5,051,965)
Provision for income taxes	0	0	0	0
Net loss	$(1,045,913)	$(2,301,805)	$(3,700,135)	$(5,051,965)
Preferred stock dividends and accretion	(328,771)	(308,003)	(939,151)	(877,844)
Net loss available to common stockholders	$(1,374,684)	$(2,609,808)	$(4,639,286)	$(5,929,809)
Basic and diluted loss per common share	$(0.13)	$(0.24)	$(0.43)	$(0.55)
Weighted average shares of common stock outstanding	10,789,701	10,777,305	10,783,169	10,775,556

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' (DEFICIT)
For the Nine Months Ended September 30, 2008
(unaudited)

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2007	10,779,680	$10,779	$55,109,333	$(70,089,430)	$(14,969,318)
Shares issued for director's fees	11,410	11	4,989	-	5,000
Stock based compensation	-	-	309,350	-	309,350
Series C preferred stock dividends	-	-	-	(791,765)	(791,765)
Accretion to redemption value of preferred stock	-	-	(147,388)	-	(147,388)
Net loss	-	-	-	(3,700,135)	(3,700,135)
Balance, September 30, 2008	10,791,090	$10,790	$55,276,284	$(74,581,330)	$(19,294,256)

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007
(unaudited)

	2008	2007
Cash Flows From Operating Activities
Net loss	$(3,700,135)	$(5,051,965)
Depreciation and amortization	1,657,553	1,376,141
Stock based compensation	314,350	255,641
Decrease in accounts receivable	24,706	178,797
(Increase) in inventories	(68,180)	(143,513)
(Increase) in prepaid expenses	(20,256)	-
Increase (Decrease) in accounts payable	(632,589)	355,700
(Decrease) in accrued expenses	(113,885)	925,158
(Decrease) in deferred revenues and gain on sale - leaseback transactions	(38,852)	(118,834)
Increase in accrued interest payable	568,342	314,137
Other	-	3,269
Net cash (used in) operating activities	(2,008,946)	(1,905,469)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(2,166,507)	(873,991)
(Increase) Decrease in other assets	16,537	(6,343)
Net cash (used in) investing activities	(2,149,971)	(880,334)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	2,100,000	500,000
Principal payments on long-term debt	(792,956)	(755,315)
Net cash provided by (used in) financing activities	1,307,044	(255,315)
(Decrease) in cash	(2,851,873)	(3,041,118)
Cash at beginning of period	3,442,712	4,341,685
Cash at end of period	$590,839	$1,300,567
Supplemental Disclosure of Cash Payments for
Interest	254,856	126,995

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. General

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) at December 31, 2007, has been taken from audited consolidated financial statements at that date. The condensed consolidated financial statements for the three and nine months ended September 30, 2008 and September 30, 2007 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations and cash flow for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2008. Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation to conform to the presentation employed in the current year.

Management believes that the new credit facility, as described in Note 9, and the Company’s existing credit facilities described in Note 5, in combination with lower operating expenses and anticipated increase in revenue, will be sufficient to meet the liquidity needs of the Company until the Company can achieve positive cash flow from operations, which the Company expects to achieve in 2009.

Note 2. Common Stock Options and Warrants

The Company may issue stock options and other types of equity-based compensation under its 2006 Omnibus Equity Incentive Plan (the “2006 Plan”) which was implemented on May 31, 2006. This is the only plan under which the Company may now issue additional equity-based compensation. The Company also has outstanding stock options that were issued under its 2001 Omnibus Equity Incentive Plan (the “2001 Plan”) and which were issued under employment agreements with executive officers.

During the three and nine months ended September 30, 2008, the Company granted options to purchase a total of 2,000 and 563,000 shares of common stock to one and sixty-nine employees, respectively, pursuant to the 2006 Plan. During the three and nine months ended September 30, 2008, 39,712 and 104,910 options issued under the 2006 Plan were forfeited, 18,100 and 18,875 options issued under the 2001 Plan were forfeited and 19,792 and 55,792 options issued under employment agreements outside the 2006 Plan and the 2001 Plan were forfeited. No options were exercised during the three or nine months ended September 30, 2008. The following table shows stock option activity during the nine month period ended September 30, 2008:

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price Per	Contractual Life	Aggregate
Options	Shares	Share	(Years)	Intrinsic Value
Outstanding at December 31, 2007	1,817,580	$2.30
Granted	563,000	0.61
Exercised	-	-
Forfeited	(179,577)	1.75
Outstanding at September 30, 2008	2,201,003	$1.91	5.92	$-
Exercisable at September 30, 2008	1,672,143	$2.17	4.97	$-

As of September 30, 2008, the aggregate intrinsic value of all outstanding options and exercisable options, which is the actual value of the options if exercised, was $0 and $0, respectively.

During the three and nine month periods ended September 30, 2008, respectively, 20,000 and 315,890 warrants expired and no warrants were granted or exercised by warrant holders.

At September 30, 2008, the Company had 2,201,003 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of the Company’s Series C 8% Cumulative, Compounding Exchangeable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), and 3,607,035 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

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

For purposes of FAS No. 123(R), the Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007
Risk free interest rate	4.27%	4.65%
Expected volatility factor	84.83%	86.59%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	19% and 20%	19% and 20%

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

The Company recorded compensation expense of $98,798 and $309,350 for the three and nine month periods ended September 30, 2008, respectively, compared to $89,402 and $249,641 for the same periods in 2007 related to share-based compensation awards.

As of September 30, 2008, there was approximately $376,292 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees. The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:
2008	$97,046
2009	268,706
2010	10,540
Total	$376,292

Note 3. Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008			December 31, 2007
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Equipment	$970,666	$561,794	$408,872	$844,307	$446,991	$397,316
Leasehold improvements	232,331	98,661	133,669	227,229	54,047	173,182
Monitoring equipment	11,880,510	8,006,899	3,873,611	9,845,464	6,540,234	3,305,230
Total leasehold improvements and equipment	$13,083,507	$8,667,354	$4,416,153	$10,917,000	$7,041,272	$3,875,728

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

The Company also separately records other intangible assets that can be identified and assigned a value.  At September 30, 2008, such intangible assets consisted solely of customer monitoring contracts acquired in a prior acquisition. The Company amortizes the initial carrying value attributable to these monitoring contracts based on the projected revenue stream of the monitoring contracts. This amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and equaled $10,490 and $31,471 for the three and nine month periods ended September 30, 2008, respectively and $20,642 and $61,927 for the comparable periods in 2007. These intangible assets are also tested for impairment on an annual basis. The Company determined that there was no impairment of intangible assets as of December 31, 2007.

The composition of goodwill and intangible assets at September 30, 2008 and December 31, 2007, is as follows:

	September 30, 2008		December 31, 2007
		Intangibles, subject		Intangibles, subject
	Goodwill	to Amortization	Goodwill	to Amortization
Gross Carrying Amount	$2,302,179	$911,522	$2,302,179	$911,522
Accumulated Amortization	-	(881,638)	-	(850,166)
Balance	$2,302,179	$29,884	$2,302,179	$61,356

The estimated aggregate amortization expense of the intangibles is as follows:

2008	$10,491
2009	19,393
Total	$29,884

Note 5. Long-Term Debt

Long-term debt consists of capital leases used to finance the acquisition of monitoring equipment and secured borrowings for working capital.

Under its capital lease arrangements, the Company sells its equipment to AHK Leasing, LLC (“AHK”), a company controlled by three stockholders, one of which is a current director. Maturity dates on these capital leases run from June 2009 to May 2011. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 10.00% to 12.50%. As of September 30, 2008, the aggregate balance on these capital leases totaled $2,433,507. The aggregate balance on capital leases at December 31, 2007 was $1,126,463. For the three and nine months ended September 30, 2008 interest expense to AHK was $72,008 and $154,286, respectively, as compared to $29,471 and $111,136 for the three and nine months ended September 30, 2007, respectively. There was no accrued interest at September 30, 2008 and December 31, 2007 to AHK. As of September 30, 2008, the Company had unused capital lease facilities in place with AHK to finance the future acquisition of approximately $650,000 of monitoring equipment. Subsequent to September 30, 2008, the Company utilized $300,000 of its remaining capital lease facility as described in Note 9.

As of September 30, 2008, the Company had outstanding borrowings of $11,877,475 under a secured Promissory Note payable to, and an associated Credit and Security Agreement (the “Crestpark Note”) with, Crestpark LP, Inc. (the “Lender”). The Lender is an affiliate of the sole holder of our Series C Preferred Stock. Principal on the Crestpark Note is due on the earlier of (i) July 1, 2010 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under the Crestpark Note, plus all accrued but unpaid interest. The Company may prepay the Crestpark Note at any time without premium or penalty. The Crestpark Note provides, among other things, that $6,455,250 of the borrowings thereunder bears interest at 7.0% per annum and that such interest will be due and payable at maturity of the Crestpark Note. The remaining $5,422,225 of borrowings (the “Floating Tranche”) under the Crestpark Note bears interest at a floating rate equal to 2% over the prime rate (the “Base Rate”). The portion of the interest on the Floating Tranche determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate is payable monthly. Accrued interest on the Crestpark Note at September 30, 2008 and December 31, 2007, equaled $598,855 and $30,513, respectively.

Total interest expense for the Company for the three and nine months ended September 30, 2008 was $289,824 and $823,196, respectively, compared to $143,102 and $441,132 during the same periods in 2007. Of that amount, $284,483 and $804,865 was expensed to related parties under the AHK Capital Leases and the Crestpark Note for the three and nine months ended September 30, 2008, respectively, compared to $136,971 and $425,110 during the same periods in 2007.

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

The Series C Preferred Stock is redeemable by the Company on the tenth anniversary of the original issue date, unless exchanged by the holder for shares of common stock prior to such redemption. The redemption price per share of the Series C Preferred Stock will equal the per share original issue price ($11 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital. As of September 30, 2008, the Company had accrued Series C Preferred Stock dividends totaling $3,147,724 and accretion to redemption value of the Series C Preferred Stock totaling $638,681. Of these amounts, $279,641 and $49,129, respectively, were the amounts accrued during the three months ended September 30, 2008.

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

Except as otherwise required by law, the holders of shares of Series C Preferred Stock vote together with the holders of shares of the common stock of the Company on all matters submitted to the stockholders of the Company and not as a separate class, and each share of Series C Preferred Stock entitles the holder thereof to 11 votes or the equivalent amount of voting power thereof as determined by the Board of Directors. In addition, until such time that less than 500,000 shares of Series C Preferred Stock are outstanding, the holders of Series C Preferred Stock have the ability to appoint a majority of directors.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective November 15, 2008. SFAS 162 is not expected to have an impact on the financial statements.

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

Pursuant to the Settlement Agreement, Pro Tech has caused the dismissal of its lawsuit against the Company. In consideration, the Company paid Pro Tech $800,000 in cash upon execution of the Settlement Agreement and agreed to, and did purchase $600,000 worth of sobriety monitoring equipment from Pro Tech prior to December 31, 2007. The $800,000 was included in sales, general and administrative expenses for the year ended December 31, 2007. In addition, the Company has agreed to make a modification to its GPS tracking equipment to eliminate or disable a component that allegedly infringed on Pro Tech’s patent. On January 27, 2008, the Company became subject to royalty payments, which escalate over time, on activated, unmodified equipment in the field. As of September 30, 2008, the Company has expensed $80,648 and accrued $7,291 of settlement royalty costs. The Company entered into the Settlement Agreement without admission of liability and solely to avoid the expense and uncertainty of litigation.

The Company is not subject to any other material pending or threatened lawsuits.

Note 9. Subsequent Events

On October 3, 2008, the Company executed a $300,000 sale-leaseback arrangement with AHK consistent with the terms outlined in Note 5. The effect of the transaction was an increase to cash and long-term debt of $300,000. The execution of this lease reduced the remaining capital lease facilities in place for future monitoring equipment purchases to $350,000.

On November 10, 2008, the Company entered into a loan agreement (the “Loan Agreement”) with Crestpark LP, Inc. (the “Lender”) and in connection with the Loan Agreement executed two separate promissory notes. The first note is for $750,000 for working capital via a Revolving Credit Commitment and the second note is for $1,750,000 for equipment financing via an Equipment Term Loan.

The proceeds of the Revolving Credit Commitment of $750,000 are to be used for working capital needs and are anticipated to be repaid from cash flow generated by the operations of the Company. The Revolving Credit Commitment has a term ending on July 1, 2010, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum. The Company is also required to pay the Lender an unused fee of 0.25% per annum on the average daily unused amount of the Revolving Credit Commitment.

The proceeds of the $1,750,000 Equipment Term Loan are to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients. It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time. At the Lender’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms. The Equipment Term Loan has a term ending July 1, 2010, bears interest at a fixed rate of 12% per annum and is secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan. The Company is also required to pay the Lender an unused fee of 0.25% oer annum on the average daily unused amount of the Equipment Term Loan.

The Lender is an affiliate of Mykonos 6420 LP (“Mykonos”). As the sole holder of the Company’s Series C Preferred Stock, Mykonos has the right to elect a majority of the Company’s Board of Directors. The terms of the lean were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may contain statements that plan for or anticipate the future. Forward-looking statements include statements about the future of our products and the industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-Q, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and are subject to the risks detailed in “ITEM 6. Management’s Discussion and Analysis or Plan of Operation” contained in the Company’s Form 10-KSB filed for the year ended December 31, 2007.

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

The Company’s principal sources of revenue are generated by the daily leasing of electronic monitoring equipment including access to the corresponding web-based monitoring software, and by providing administrative, field and support services, generally charged on a per offender basis.

Results of Operations

Revenues
For the three month and nine month periods ended September 30, 2008, the Company had total revenue of $2,178,144 and $7,036,135, respectively compared to $2,230,993 and $6,636,084 for the same periods in 2007, which represent a decrease of 2.3% for the three months ended September 30, 2008 and an increase of 6.0% for the nine months ended September 30, 2008.

The Company’s principal sources of revenue (equipment leasing and administrative, field and support services) for the three and nine months ended September 30, 2008 increased 0.3% and 7.6% over the comparable periods in 2007. This increase in revenue is a result of an increase in the number of units under lease and an increase in the number of units utilizing the Company’s administrative, field and support services.

Over the past quarter, the Company has entered into several new contracts and in November, the Company has been notified of new commitments that are expected to result in contracts. We believe that activities under these new contracts and commitments will be implemented over the next several quarters. If these contracts and commitments are implemented as anticipated, the Company expects to experience growth in revenue that may be significant by the three month period ending March 31, 2009.

Operating Expenses

Operating expenses during the nine months ended September 30, 2008 have declined significantly as management has implemented a series of cost reductions as well as expense control measures. As reflected in the table below, these efforts have resulted in the operating expenses for the three months ended September 30, 2008 being 20.2% less than operating expenses for the three months ended March 31, 2008.

Quarterly Operating Expenses

	2008
	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	March 31	June 30	September 30
Cost of Revenues	$1,088,000	$948,000	$844,000
Research and development expenses	340,000	329,000	275,000
Sales, general and administrative expenses	2,252,000	2,047,000	1,817,000
Total Operating Expenses	$3,680,000	$3,324,000	$2,936,000

This trend of declining operating expenses is not expected to continue beyond 2008. While management expects Research and Development expenses and Sales, General and Administrative expenses during the three months ending December 31, 2008 to be at or about the levels reflected during the three months ended September 30, 2008, the Company is likely to realize an increase in Cost of Revenues during the three months ending December 31, 2008 in advance of anticipated revenue growth during the three months ending March 31, 2009.

Cost of Revenues
Cost of revenues represents all direct costs related to delivery of monitoring equipment including amortization of the acquisition costs, repairs and maintenance of the monitoring equipment, transportation costs, settlement royalty costs, communication costs associated with the equipment, as well as costs to upgrade existing units for advancements in technology. Certain costs such as freight, repairs and supplies decreased during the three months ended September 30, 2008, while costs related to freight, communications and amortization increased during the nine months ended September 30, 2008 compared to the same periods for 2007, primarily as a result of additional units under lease. Royalty payments, which are recorded as cost of revenues, began during the three months ended March 31, 2008 as a result of the settlement signed with ProTech Monitoring (see Note 8 to the Financial Statements). Total cost of revenues for the three months ended September 30, 2008 decreased $8,691 while cost of revenues for the nine months ended September 30, 2008 increased $272,640 compared to the same periods in 2007.

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

Research and Development expenses for the three and nine months ended September 30, 2008 were $275,513 and $944,071, respectively, which represents a decrease of $116,499 and $334,165 compared to the same periods in 2007. The main reason for the decrease in R&D costs over the comparable periods was the completion of the development and testing of the Company’s next generation product, the System 5000, in the fourth quarter of 2007 and the capitalization of costs outlined below.

The Company is currently in the process of redesigning several major software systems and, in accordance with Statement of Position (SOP) 98-1, has capitalized certain payroll and related costs associated with the development of the applications.  For the three and nine months ended September 30, 2008, the capitalized expenses totaled $59,330 and $111,776, respectively.  No costs associated with this redesign were incurred prior to 2008.

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

The Company’s SG&A expenses for the three and nine months ended September 30, 2008 and 2007 are detailed in the following table:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30,2007	September 30, 2008	September 30,2007
Detail of Sales, General & Administrative expenses (SG&A)
Litigation and settlement expenses	$-	$941,535	$-	$1,032,010
Management restructuring expenses	-	-	-	59,511
Consulting expenses - Sarbanes-Oxley	-	4,258	-	62,703
Other sales, general and administrative expenses	1,817,153	2,217,576	6,115,488	6,305,110
Total SG&A	$1,817,153	$3,163,369	$6,115,488	$7,459,334

3rd Quarter 2008 vs. 3rd Quarter 2007

For the three months ended September 30, 2008, SG&A expenses decreased $1,346,216 to $1,817,153 from $3,163,369 incurred in the comparable period in 2007. Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

o	Litigation and settlement expenses decreased approximately $942,000, representing the settlement of the ProTech litigation during the three months ended September 30, 2007.

o	Compensation expense decreased approximately $154,000 due to the decrease in staffing levels made during 2008.

o	Travel & Entertainment decreased approximately $112,000 due to cost controls implemented during the three months ended June 30, 2008.

o	Consulting expense decreased approximately $99,000 due to cost controls implemented during the three months ended June 30, 2008.

o	Various other expenses including recruiting and office supplies decreased an aggregate of approximately $39,000.

Year-to-date 2008 vs. Year-to-date 2007:

For the nine months ended September 30, 2008, SG&A expenses decreased $1,343,846 to $6,115,488 from $7,459,334 incurred in the comparable period in 2007. Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

o	Litigation and settlement expenses, management restructuring expenses, and consulting fees in connection with Sarbanes-Oxley decreased approximately $1,154,000.

o
Compensation expense including benefits increased approximately $291,000 due to the increase in staffing levels made in mid 2007 in customer facing areas such as sales, repair and our monitoring center.

o	Travel & Entertainment decreased approximately $173,000.

o	Stock option expenses increased approximately $60,000 primarily due to the stock options issued by the Company in January 2008. There were fewer stock options issued in the first half of 2007.

o	Recruiting costs decreased by approximately $89,000.

o	Consulting costs, non Sarbanes-Oxley related, decreased by approximately $138,000.

o	Office supplies decreased by approximately $41,000.

o	Various other expenses including Bad Debt Expense, Insurance Expense, and other expenses and fees declined an aggregate of approximately $100,000.

Other Income (expense)

Interest Expense, Net
Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. Net interest expense for the three and nine months ended September 30, 2008 was $287,676 and $796,981, respectively compared to $125,011 and $343,389 for the same periods in 2007. The increase is attributable to the increase in equipment purchased under capital leases, as well as the additional borrowings from Crestpark LP, Inc. in late 2007. As a result of the additional borrowing from Crestpark LP, Inc. and the Company’s continuing use of capital leases to finance its equipment purchases, we expect to see net interest expense continue to grow.

Net Loss
The Company’s net loss for the three and nine months ended September 30, 2008 was $1,045,913 and $3,700,135, respectively, compared to $2,301,805 and $5,051,965 for the same periods in 2007, for the reasons described above.

Preferred Stock Dividends and Accretion
For the three and nine months ended September 30, 2008, preferred stock dividends and accretion totaled $328,771, and $939,151, respectively, as compared to $308,003 and $877,844 for the same periods in 2007. This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock. The Series C Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Liquidity and Capital Resources

For the nine months ended September 30, 2008, the Company used $2,008,946 of cash in operating activities, used another $2,149,971 in investing activities, and generated $1,307,044 in cash from financing activities. The total of all cash flow activities resulted in a decrease in the balance of cash for the nine months ended September 30, 2008 of $2,851,873. For the same period of 2007, the Company used $1,905,469 of cash in operating activities, used another $880,334 in investing activities, and used $255,315 in cash from financing activities. The total of all cash flow activities through the first three quarters of 2007 resulted in a decrease in the balance of cash of $3,041,118.

As shown in the following chart, the amount of cash used by the Company in operating activities, as adjusted to exclude the purchase price of the monitoring equipment that was eventually financed under long-term sale/leaseback arrangements with AHK, decreased quarter by quarter during the first nine months of 2008.  As adjusted, the total decrease from the three months ended March 31, 2008 to the three months ended September 30, 2008 was $631,000, or 83%.  Management believes that this adjusted measure of cash used during the first nine months of 2008 more accurately reflects the trend of decreasing cash used in operations during this period.

	2008
	Three Months	Three Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	September 30

Net loss	$(1,422,957)	$(1,231,263)	$(1,045,915)	$(3,700,135)
Depreciation and amortization	580,012	563,782	513,759	1,657,553
Stock based compensation	107,128	107,219	100,003	314,350
(Increase) decrease in accounts receivable	(194,462)	(27,032)	246,200	24,706
(Increase) decrease in inventories	(76,205)	18,524	(10,499)	(68,180)
(Increase) decrease in prepaid expenses	29,985	(856)	(49,385)	(20,256)
Increase (decrease) in accounts payable	209,801	(821,034)	(21,356)	(632,589)
(Decrease) in accrued expenses	(17,922)	(5,703)	(90,260)	(113,885)
(Decrease) increase in deferred revenues and gain on sale - leaseback transactions	(24,573)	1,728	(16,007)	(38,852)
Increase in accrued interest payable	199,735	183,845	184,762	568,342
Net cash (used in) operating activities	$(609,458)	$(1,210,790)	$(188,698)	$(2,008,946)

Monitoring Equipment invoices in Accounts Payable	(149,000)	609,000	62,000	522,000

Adjusted cash used in operating activities	$(758,458)	$(601,790)	$(126,698)	$(1,486,946)

The Company’s principal uses of cash are the payment of operating expenses, the acquisition of monitoring equipment and the financing of its receivables. In general, the Company meets its liquidity needs from its current revenues, from cash and cash equivalents, and through capital leasing arrangements. As of September 30, 2008, the Company had approximately $590,839 in cash and cash equivalents. These resources are what remain of the additional amount borrowed by the Company in the fourth quarter of 2007 under its secured loan from Crestpark LP, Inc. (“Crestpark”) an affiliate of Mykonos 6420 LP (“Mykonos”), the sole holder of the Company’s Series C Preferred Stock (the “Crestpark Note”). The total amount of the Crestpark Note is $11,877,475. Principal on the Crestpark Note is due on the earlier of (i) July 1, 2010 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under the Crestpark Note, plus all accrued but unpaid interest. The Company may prepay the Crestpark Note at any time without premium or penalty. The Crestpark Note provides, among other things, that $6,455,250 of the borrowings thereunder bears interest at 7.0% per annum and that such interest will be due and payable at maturity of the Crestpark Note. The remaining $5,422,225 of borrowings (the “Floating Tranche”) under the Crestpark Note bears interest at a floating rate equal to 2% over the prime rate (the “Base Rate”). The portion of the interest on the Floating Tranche determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate is payable monthly. Borrowings under the Crestpark Note are secured by a first security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK under capital lease facilities described below. The terms of the Crestpark Note were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

As of September 30, 2008, the Company had remaining capital lease facilities in place to finance the future acquisition of approximately $650,000 of monitoring equipment with AHK Leasing, LLC (“AHK”), a company controlled by three stockholders, one of which is a current director. Subsequent to September 30, 2008, the Company executed an additional $300,000 lease as described in Note 9 to the Financial Statements included in this report. Under these sale-leaseback arrangements, the Company sells the inventory to AHK and then leases the equipment back. AHK has indicated that it will continue to provide lease financing for additional monitoring equipment throughout 2008. Maturity dates on these capital leases run from June 2009 to May 2011. The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 10.00% to 12.50%. As of September 30, 2008, the aggregate balance on these capital leases totaled $2,433,507, of which $1,076,917 is current and the balance of $1,356,590 is classified as long-term debt.

Subsequent to the quarter end, as indicated in Note 9, management was successful in negotiating a $2,500,000 credit facility with an institutional investor who is an affiliate of the sole holder of the Series C Preferred Stock, which facility provides for operating funds of up to $750,000 as well as interim equipment financing of up to $1,750,000.

Management believes that this new credit facility and the Company’s existing credit facilities described in Note 5, in combination with lower operating expenses and anticipated increase in revenue, will be sufficient to meet the liquidity needs of the Company until the Company can achieve positive cash flow from operations. We anticipate that revenue increases will allow the Company to become cash flow positive in 2009.

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

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 11, 2008, the Company issued a total of 2,778 shares of common stock to one director in partial payment of directors’ fees. The shares had a market value on the date of the board meeting of $1,000. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

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

iSECUREtrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel
President & CEO

Dated: November 13, 2008

By:	/s/ Lincoln Zehr
Lincoln Zehr
Chief Financial Officer

Dated: November 13, 2008