Form 10-K
ISECURETRAC CORP
filed 2009-03-24
CIK 1088120

As filed with the Securities and Exchange Commission on March 24, 2009.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number: 000-26455

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
Registrant’s telephone number: (402) 537-0022

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)
Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates, all of which is voting, was approximately $5,900,000, based on the closing sale price reported on June 30, 2008.

As of March 2, 2009, there were 10,799,090 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2008, are incorporated by reference in Items  10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K

iSecureTrac Corp.

Table of Contents

PART I

Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements including statements about the future of iSECUREtrac Corp.’s (“iSECUREtrac” or the “Company” or “we” or “our”) products and the industry, statements about future business plans and strategies, and most other statements that are not historical in nature.  In this Form 10-K, forward-looking statements are generally identified by the words “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology.  Readers of this Form 10-K should understand that a number of factors could cause the Company’s actual results to differ materially from those expressed in the forward-looking statements contained herein.  Many of these factors are described in Item 7 Managements’ Discussion and Analysis of Financial Condition and Results of Operations and under the heading “Risk Factors”.  Other factors discussed elsewhere in this report, in filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference may also affect the Company’s future financial condition and results of operations.

Item 1.  Business

Background

The Company is a Delaware corporation that is the successor in interest to a Colorado corporation initially incorporated in 1983.  For more than a decade, the Company has been engaged in its current business of providing electronic monitoring products and services for individuals under community supervision with the objective of “monitoring compliance and modifying behavior.”  In 1997 the Company introduced its first Global Positioning System (“GPS”) tracking system (1600 series), followed by the 2000 Series in 2003, and the latest generation system – the System 5000 in the fourth quarter of 2007.

Market Overview

At December 31, 2007, the latest date statistics are available; over 7.3 million people in the United States were under some form of correctional supervision – probation, prison, jail or parole.  Approximately 70% of those people were included in the population most likely to utilize the Company’s technology – community supervision.

Additionally, according to the Pew Public Safety Performance Project, for the first time more than one in every 100 adults is now confined in an American jail or prison.  The United States now incarcerates more people than any country in the world.  The growing number of incarcerated offenders is burdening states’ budgets with soaring costs.  Agencies are seeing increases in facilities, health care, geriatrics and overtime costs while at the same time seeing a lag in victim restitution, child support and tax payments as incarcerated persons lose their jobs and become a tax burden.

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

In summary, the use of products and services offered by iSECUREtrac offer three distinct advantages over incarceration:

(1)	it reduces the public's tax burden by allowing the offender to work thereby providing the offender the opportunity to meet their financial obligations,

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

In order to position the Company to remain competitive in the electronic monitoring industry, in 2007   we invested in both the GPS (System 5000) and Visual Breath Alcohol (MEMS 3000) technology.   The Company sees a continued demand for its existing product offerings and remains committed to continuing to provide and support all product lines.

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

•	An ankle cuff that is worn continuously by the offender. The cuff emits a radio frequency (RF) signal to the PTU.

•	A charging base that re-charges the PTU battery and in some systems contains traditional land line communication capability.

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

All of the Company’s GPS products collect data points regarding the individual’s time and location and provide the individual immediate feedback regarding compliance violations.  Depending on the specifications of the law enforcement or social services agency, the agency or monitoring center is notified of compliance violations based on the modes of operations outlined below:

•
Active GPS - uses on-board intelligence and a cellular communications network to report locations and violation status in near real time (Series 2000 and Series 5000).  In addition, the Company’s System 5000 also offers the capability of reporting locations and violation status via a traditional land-line when the PTU is returned to the charging base.  This service is particularly useful in areas where cellular coverage is weak.

•
Passive GPS - uses the same on-board intelligence as the Active GPS unit, but reports the locations and violation status via a traditional land-line telephone only when the PTU is returned to the charging base (Series 2000 only)

House Arrest

House Arrest is a system that enables law enforcement agencies to verify an offender’s presence at a particular location (house, residence, work release facility, etc.).  Equipment and features of the iSECUREtrac House Arrest System include:

•	The ability to move from House Arrest to Active or Passive GPS remotely with the flip of a switch

•	A hypoallergenic and water proof ankle bracelet or cuff worn continuously by the offender which is equipped with tamper-detecting sub-systems and a radio frequency (RF) transmitter

•	A shock resistant monitoring base with enhanced signal reception to ensure superior signal monitoring at range of distances

•	Reporting through a single, secure, web-based platform utilizing common management software for monitoring offenders on House Arrest, Active or Passive GPS

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

Visual Breath Alcohol Testing

Our breath alcohol monitoring system enables an offender’s breath alcohol levels to be tested remotely and at the offender’s residence.  The system calls the offender on a scheduled, random, or on-demand basis, giving him clear instructions.  The offender blows into a drinking straw inserted in the HomeStation while a camera on the unit photographs the offender.  Breath Alcohol Test data and photographs are sent electronically to our data center.  Our personnel confirm the offender’s identity by comparing the event verification photo with original reference picture provided by the agency.  Deviation from program parameters, as defined by the agency, results in monitoring center staff contacting appropriate agency personnel.

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

Competition

The Company competes for GPS-based offender monitoring with a number of different companies, including G4S, Omnilink Systems, ProTech Monitoring, Inc., BI Incorporated,  STOP LLC and SecureAlert.  Neither the Company nor any of these competitors has attained a dominant market position, however, several of the Company’s principal competitors have access to financial, technical, marketing, distribution and procurement resources that are greater than those of the Company.  In addition, there are several other companies that use GPS, electronic mapping and Internet technologies to provide tracking and monitoring products and services.  The markets served by these companies include vehicle and rail car tracking, vehicle fleet management, container tracking as well as cell phones and 911 emergency response services.  While the companies serving these markets do not currently sell products or services to the corrections and social services markets, these companies or others may enter this market in the future.

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

We have been issued patent rights in Australia, patent No. 2000235013, issued November 17, 2005 relating to an “Apparatus and Method for Continuous Electronic Monitoring and Tracking of Individuals” and will expire on February 24, 2020.

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

Research and Development

The electronic monitoring market remains an emerging, early stage industry.  Accordingly, new technology is being developed and introduced at a rapid pace.  In order to maintain our competitive position, we must constantly improve our products and services.  Our research and development staff designs and develops products incorporating GPS technology, wireless communications, web-based reporting and data storage and transmission.  Our research and development activities are primarily related to our GPS products.  During 2008, these activities were mainly related to addressing the engineering and design issues related to the System 5000 as identified in the 10-KSB filed for the year ended December 31, 2007, and efforts directed toward the improvement in the functionality of the related web-based software and interfaces including the development and enhancement of crime scene inquiry.   During 2008 and 2007, our research and development expenses totaled $1,240,000 and $1,892,000, respectively.

Employees

As of December 31, 2008, the Company had 74 full-time employees, one part-time employee and one contractor on staff.  Of the 74 full-time employees, five are executives, five are administrative personnel, seven are in sales, 14 are in customer support, 13 operate the monitoring center, one is in technology services, 17 are in operations and 12 are in engineering and development.  The part-time employee works in the monitoring center and the contractor is assisting in technology services.

General Information

The Company’s principal office is located at 5078 South 111th Street, Omaha, Nebraska, 68137 (telephone: 402-537-0022) and its internet address is www.isecuretrac.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge through its website as soon as reasonably practicable after these documents are filed with the Securities and Exchange Commission.  The information contained in the Company’s website is not part of this Report on Form 10-K.

Item 1A.  Risk Factors

The Company’s business and financial condition are subject to a number of risks and uncertainties, many of which are beyond the control of the Company.  These risks and uncertainties include the following:

The current economic downturn could adversely impact our future revenue.

Our revenues are primarily derived from contracts with state, local and county government agencies in the United States.  The budgets of many of these government agencies have been, or are expected to be, negatively impacted by the current economic downturn.  As a result, the amount spent by the Company’s current clients on equipment and services supplied by the Company may be reduced or grow at rates slower than anticipated and it may be more difficult to attract additional government clients for the Company’s equipment and services.  As a result, our ability to maintain or increase our revenues may be negatively affected.

We have incurred significant losses and expect losses to continue.

Our revenues have not been sufficient to cover our cost of operations and other expenses, and we have yet to establish profitable operations.  We incurred net losses of $4,601,000 and $7,202,000 for the years ending December 31, 2008 and 2007 respectively.   As a result, on December 31, 2008, the Company is reporting an accumulated deficit of $75,762,000.  There is no assurance that we will be able to increase our revenues or manage our operating expenses so that our revenues will be sufficient to cover our operating expenses or that we will achieve profitability in the future.

We have incurred a substantial amount of secured debt and may not have enough cash to repay it at maturity.

We have borrowed a total of $11,900,000 under a Credit and Security Agreement with Crestpark LP, Inc., an affiliate of our controlling shareholder.  The entire principal of this loan, plus an estimated $2,075,000 of accrued interest, will be due and payable no later than July 1, 2010.  The borrowings under the loan are secured by a first priority security interest in all of the assets of the Company except that Lender’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing LLC  under its sale leaseback arrangements.  To the extent that the Company is not able to retain sufficient cash flow from operations to repay principal and interest on this loan, we will need to refinance the loan through additional debt or equity financings.  There is no assurance that the Company will be able to generate sufficient cash flow from operations to service this loan and there is no assurance that we will be able to refinance this loan or otherwise raise capital in order to repay all amounts that will be due and payable on the loan.  If we cannot repay all principal and interest on this loan as due, we will be subject to all of the remedies available to the lender upon default, including foreclosure of virtually all of our assets.  It is unlikely that the holders of our common stock would recover any of their investment if that were to occur.

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

We currently have warrants outstanding which entitle the holders thereof to acquire 3,544,535 shares of common stock.   An additional 6,287,045 shares of our common stock are issuable upon exercise of warrants to be issued upon exchange of our Preferred Stock.  In addition, the holder of our Series C 8% Exchangeable Preferred Stock may convert this Preferred Stock into 4,782,609 shares of common stock.  The issuance and sale of these shares is likely to result in substantial dilution to the proportionate equity interest and voting power of holders of our common stock.  The sale of these shares also has potential to cause significant downward pressure on the price of our common stock.  This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased stock.  Such an event could place further downward pressure on the price of our common stock.  This presents an opportunity for short sellers to contribute to the further decline of our stock price.  If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market.

In 2005, we issued a significant number of shares of Preferred Stock as part of a refinancing transaction and the holder of these shares has the ability to acquire a majority position in our common stock and appoint a majority of our Board.

On June 27, 2005, we issued 1,000,000 shares of our Series C 8% Cumulative Compounding Exchangeable Preferred Stock plus warrants to acquire 3,234,248 shares of the Company’s common stock, of which 3,052,898 are currently outstanding, at exercise prices ranging from $2.30 to $16.50 per share.  The Preferred Stock is exchangeable for 4,782,609 shares of Common Stock and warrants to acquire 6,287,045 shares of Common Stock at an exercise price of $2.30 per share.  Upon conversion of the Preferred Stock into common stock, and exercise of its warrants, the holder of the Preferred Stock will control a majority of the shares of our common stock.  Prior to that time, the holder of the Preferred Stock has the right to appoint a majority of our Board of Directors.  In addition, each share of Preferred Stock will have 11 votes on all other matters submitted to the vote of the Company’s stockholders.  Accordingly, the holder of our Preferred Stock holds a majority of the voting power held by all stockholders of the Company.  If the holder of the Preferred Stock exchanges its Preferred Stock for shares of the Company’s common stock and exercises all of its warrants, it would own approximately 55% of the issued and outstanding shares of the Company’s common stock.

Our common stock is deemed to be "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

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

Item 2.  Properties

The Company leases approximately 11,477 square feet of office space located at 5078 South 111th Street, Omaha, Nebraska where most of the Company’s administrative, service, and other business operations are conducted.  The lease was amended on December 18, 2006 to extend the term of the lease to December 31, 2009.  The base rent for this property was $7,053 per month through October 31, 2008 when it increased to $7,265 per month for the remaining term of the lease.  In addition to base rent, the Company pays a pro rata share of the operating expenses of the building.  The Company’s pro rata share of operating expenses on the leased premises is $3,099 per month.

The Company also leases approximately 1,800 square feet of office space located at 11132 Q Street, Omaha, Nebraska where its monitoring center is located.  The lease term commenced on January 1, 2007, and ends on December 31, 2009.  The base rent for this property is $1,125 per month.  In addition to base rent, the Company pays a pro rata share of the operating expenses of the building.  The Company’s pro rata share of operating expenses on the leased premises is $549 per month.

In the opinion of management, each of the leased properties is adequate for the Company’s current and reasonably foreseeable needs.  However, as a result of the upcoming lease expirations management is evaluating our options for renewing our existing leases or securing new space.  The Company does not own any real property.

Item 3.  Legal Proceedings

The Company is not currently involved in any material pending legal proceedings but may, from time to time, be involved in ordinary routine litigation incidental to the business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2008.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  iSECUREtrac’s common stock is listed on the OTC Bulletin Board under the trading symbol “ISEC”.  The following table sets forth the high and low sale prices for the Company’s common stock during each calendar quarter of 2007 and 2008:

Year	Quarter	High	Low
	1st	$1.57	$0.90
2007	2nd	$1.55	$0.97
	3rd	$1.50	$1.05
	4th	$1.28	$0.62
	1st	$0.72	$0.45
2008	2nd	$0.71	$0.33
	3rd	$0.65	$0.33
	4th	$0.55	$0.19

The source of the foregoing information is Bloomberg, LP Quotations and reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders.  As of December 31, 2008 there were approximately 367 stockholders of record for the Company’s common stock.

Dividends.  The Company has not declared any dividends on shares of Common Stock and has no plans to do so in the foreseeable future.

Recent Sales of Unregistered Securities.  The Company issued 19,410, 6,226 and 3,582 shares of common stock without registration under the Securities Act of 1933 during 2008, 2007 and 2006, respectively, to non-management directors as payment of director fees.  The number of shares of common stock issued in each case was based on the fair market value of the Company’s common stock as of the date of the meetings to which such fees related.  All previously unreported, unregistered issuances of common stock during 2008 are as follows:

Date		Amount of			Cash to
Issued	Title	Securities Issued	Security Holder	Description of Transaction	Company

02/25/08	Common Stock	3,076	Various Directors	Shares issued for directors' fees	N/A
05/05/08	Common Stock	5,556	Various Directors	Shares issued for directors' fees	N/A
08/11/08	Common Stock	2,778	Various Directors	Shares issued for directors' fees	N/A
11/03/08	Common Stock	8,000	Various Directors	Shares issued for directors' fees	N/A

All of the foregoing sales of common stock were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.  All such shares are subject to restrictions on resale.

Company Purchases of its Equity Securities.  No purchases of the Company’s common stock were made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18 under the Securities Exchange Act of 1934) during 2008.

Item 6.  Selected Financial Data

Not Required for Smaller Reporting Company

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Highlights of 2008 Operations

During the year ended December 31, 2008, two significant objectives were accomplished:

First, the engineering and design issues related to the System 5000, which were identified in the Annual Report on Form 10-KSB filed for the year ending December 31, 2007, were resolved in the first six months of 2008.  Over the last six months of 2008, the System 5000 has performed very well in competitive testing and its reputation as a highly reliable product line has increased substantially over that period of time.

Second, beginning in the first three months of 2008, the Company began the process of evaluating its cost structure and initiated a cost reduction plan to reduce and control expenditures, most particularly in the Selling General and Administrative area.

The Company began 2008 with 92 full-time employees and as a result of the cost reduction plan reduced the number of full-time employees by almost 20% to 74 by December 31, 2008.  In addition, the Company implemented a number of other cost controls which contributed to the reduced overall expense levels in 2008.

The reduction in headcount and cost controls has resulted in the Company reducing its monthly operating expenses, excluding the provision for doubtful accounts, from $875,000 per month during the three months ended December 31, 2007 to $685,000 per month during the three months ended at December 31, 2008, a reduction of approximately 22%.

Management believes that the lowered cost structure of the Company, the growth in recurring revenues in the three months ending December 31, 2008, combined with the anticipated revenue growth from contracts signed subsequent to year-end, as further described under Total Revenues below, as well as known and anticipated growth in contracts in place at December 31, 2008 will allow the Company to achieve cash flow positive operations during 2009.

Summary of Financial Information
The following table provides a comparison of selected financial highlights for the years ended December 31, 2008 and 2007:

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS
Years Ended December 31, 2008 and 2007
(Rounded to nearest thousand)

	2008	2007	Change
Total revenues	$9,702,000	$8,786,000	$916,000
Cost of revenues	3,868,000	3,640,000	228,000
Gross profit margin	5,834,000	5,146,000	688,000
Research and development expenses (R&D)	1,240,000	1,892,000	(652,000)
Sales, general and administrative expenses (SG&A):
Litigation and settlement expenses	-	1,118,000	(1,118,000)
Management restructuring expenses	-	207,000	(207,000)
Consulting expenses - Sarbanes-Oxley	-	70,000	(70,000)
Other sales, general and administrative expenses	8,117,000	8,531,000	(414,000)
Total sales, general and administrative expenses	8,117,000	9,926,000	(1,809,000)
Total R&D and SG&A	9,357,000	11,818,000	(2,461,000)
Operating loss	(3,523,000)	(6,672,000)	3,149,000
Interest expense, net	(1,078,000)	(530,000)	(548,000)
Net loss	$(4,601,000)	$(7,202,000)	$2,601,000
Preferred stock dividends and accretion	(1,224,000)	(1,186,000)	38,000
Net loss available to common stockholders	$(5,825,000)	$(8,388,000)	$2,563,000

Quarterly Highlights
In addition to the annual statements of operation presented above, the following selected quarterly financial and non-financial data is important in understanding the Company’s results of operation for the year ending December 31, 2008 and the operating trends going into 2009.

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
Year Ended December 31, 2008
(Rounded to nearest thousand)

	Three Months	Three Months	Three Months	Three Months	12 Months
	Ending	Ending	Ending	Ending	Ending
	March 31	June 30	September 30	December 31	December
Recurring Revenue
Equipment leasing	2,180,000	2,239,000	2,099,000	2,254,000	8,772,000
Administrative field & support service revenues	74,000	87,000	71,000	102,000	334,000
	2,254,000	2,326,000	2,170,000	2,356,000	9,106,000

Equip Sales/Leaseback	35,000	24,000	-	58,000	117,000
Other Revenues	213,000	6,000	8,000	252,000	479,000
Total Revenue	2,502,000	2,356,000	2,178,000	2,666,000	9,702,000

Cost of Revenues	1,088,000	948,000	844,000	988,000	3,868,000

Gross profit margin	1,414,000	1,408,000	1,334,000	1,678,000	5,834,000

Research & Development (R&D)	340,000	329,000	275,000	296,000	1,240,000

Selling General & Administrative (SG&A)	2,252,000	2,047,000	1,817,000	2,001,000	8,117,000
Subtotal R&D and SG&A	2,592,000	2,376,000	2,092,000	2,297,000	9,357,000

Operating Loss	(1,178,000)	(968,000)	(758,000)	(619,000)	(3,523,000)

Total Full-Time Employees at Quarter End	91	89	80	74

Total Revenues
For the year ended December 31, 2008, the Company had total revenue of $9,702,000, an increase of 10.4% over the total revenue of $8,786,000 recorded for the year ended December 31, 2007.  The Company’s principal sources of revenue (daily leasing of electronic monitoring equipment and administrative, field and support services) grew 8.6% over 2007. The increase in revenue is a result of an increase in the number of units under lease (equipment leasing) and the  number of units utilizing the Company’s monitoring center services (administrative field & support service revenues).

On a quarterly basis, the Company reported increasing record levels of recurring revenue (record levels when the quarter was reported) in the three month periods ending March 31, 2008, June 30, 2008 and December 31, 2008.  During the three months ended September 30, 2008, the recurring revenue dipped as a result of the mix of growth and declines in existing contacts during the quarter as well as the timing of new contracts won and contracts lost.

Subsequent to December 31, 2008, the Company has deployed additional units in connection with the expansion of programs under contracts in existence at December 31, 2008 as well as new contracts signed subsequent to December 31, 2008.  The incremental recurring revenue that is expected to be generated by these units could result in the recurring revenue for the three months ending March 31, 2009 being higher than the three months ended March 31, 2008 by as much as 14% to 18%.

Cost of Revenues
Cost of Revenues represents all direct costs related to delivery of monitoring equipment including amortization of the acquisition costs, repairs and maintenance of the monitoring equipment, transportation costs, communication costs associated with the equipment, as well as costs to upgrade existing units for advancements in technology.  Certain increases were experienced in royalty expenses, which began January 27, 2008 and are further described below, as well as communication costs and amortization as a result of additional units under lease.  However, these increases were offset by reductions in other costs such as third party service costs and equipment upgrade and supply costs most of which were associated with the 2000 series product line.  The net result is an increase in total cost of revenues of $228,000 from the year 2007 to 2008.

On November 27, 2007, the Company and Pro Tech Monitoring, Inc. (“Pro Tech”) entered into a Confidential Settlement Agreement (“Settlement Agreement”), pursuant to which the Company agreed to make a modification to its GPS tracking equipment to eliminate or disable a component that allegedly infringed on a U.S. patent held by Pro Tech.  On January 27, 2008, the Company became subject to royalty payments, which escalate over time, on unmodified equipment generating revenue.  Throughout the year ended December 31, 2008, the Company actively brought GPS tracking units into compliance with the Settlement Agreement, and will continue to do so as practical in 2009.  On December 31, 2008, 13.5% of the Company’s GPS tracking equipment available to generate revenue were subject to royalties.  For the year ended December 31, 2008, the Company expensed $240,000 in settlement royalty costs.

Gross Profit Margin
As a result of higher revenues, combined with the minimal increase in cost of revenues, the Company’s gross profit margin for 2008 improved 13.4% to $5,834,000 in 2008 from $5,146,000 in 2007, an increase of $688,000.  Gross profit margin, as a percentage of total revenue, improved from 58.6% for 2007 to 60.1% for 2008.

Looking forward, management believes that a gross profit margin in excess of 60% is sustainable.

Research and Development Expenses
Research and Development ((R&D) expenses represent the on-going direct costs associated with the development of the Company’s  proprietary hardware and software including  staffing expenses for the Company’s own engineers and software developers, the cost of outside contracted engineering and design, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions.

Research and Development expenses for 2008 were $1,240,000, a decrease of $652,000 over the $1,892,000 expensed in 2007.  Of the $652,000 decrease, $200,000 was attributable to the hiring and relocation of a new senior manager and severance costs associated with the previous manager.  See comments below in Sales, General and Administrative regarding management restructuring.  The remainder of the decrease was the result of the final development and testing involved in the production of our next generation product, the System 5000, which began commercial production in the fourth quarter of 2007.

The Company is currently in the process of redesigning several major software systems and, in accordance with Statement of Position (SOP) 98-1, has capitalized certain payroll and related costs associated with the development of the applications.  For the year ended December 31, 2008, the capitalized expenses totaled approximately $114,000.  No costs associated with this redesign were incurred prior to 2008.

On a quarterly basis, R&D expenses increased slightly in the three months ending December 31, 2008 as a result of an open position being filled by contract staff as well as a reduction of costs capitalized in connection with the software re-write noted above.

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

For the year ended December 31, 2008, SG&A expenses decreased $1,809,000 to $8,117,000 from $9,926,000 incurred in 2007.  Significant components of the decrease in SG&A expense from 2008 to 2007 are related to expenses incurred in 2007 as highlighted below:

•
Litigation and settlement expenses:  In 2007, we incurred $1,118,000 in legal fees and settlement costs in connection with the lawsuit brought by Pro Tech described above. The Company did not incur similar expenses in 2008.

•
Management restructuring expenses:  In 2007, we incurred compensation expenses of $207,000 relating to hiring and relocation of new executive officers and severance costs associated with the previous officers.  The actions referred to herein, and in “Research and Development Expenses” above, represent a transition of the Company’s entire executive and senior management team.  The Company did not incur similar expenses in 2008.

•
Consulting expenses – Sarbanes-Oxley:  In 2007, we incurred consulting costs of $70,000 for assisting management in the initial design and evaluation of the Company’s internal controls and procedures over financial reporting and disclosure.  The Company did not incur similar expenses in 2008.

•
Other sales, general and administrative expenses:  Other sales, general and administrative expenses decreased $414,000 from $8,531,000 in 2007 to $8,117,000 in 2008.  The significant increases and decreases from 2007 to 2008 are as follows:

o
Personnel related expenses including salaries, benefits, recruiting, and travel decreased approximately $80,000 primarily due to the decrease in staffing levels related to sales and customer support and monitoring center services.

o	Consulting fees decreased approximately $156,000 as the Company decreased its reliance on outside consultants and lobbyists.

o	Bad debt expense increased approximately $158,000 due to uncertainty regarding the payment of accounts receivable by two customers.

o	Advertising expenses decreased approximately $71,000 due to the implemented cost control measures

o	Office expenses decreased approximately $70,000 due to the implemented cost control measures and the reduction in the Company’s overall headcount.

o	Decreases of $195,000 in various other expenses including Accounting & Legal, Liability Insurance, Other Business Development Expenses, and Other Expenses.

On a quarterly basis, other sales, general and administrative expenses increased in the fourth quarter of 2008 as a result of increasing the provision for bad debts, in the amount of approximately $224,000, in connection with two customer accounts for which collectability is uncertain.  Notwithstanding the increased provision, the Company is actively pursuing collection.

Looking forward, management expects Operating Expenses which include SG&A and R&D to continue at, or slightly above the same levels as incurred in the second half of 2008, not including the increased bad debt provision recorded in the quarter ended December 31, 2008.

Interest Expense, Net
Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year.  The net interest expense increased $548,000 from $530,000 in 2007 to $1,078,000 in 2008.  The increase is attributable to the increase in equipment purchased under capital leases, as well as the additional borrowings from Crestpark LP, Inc (“Crestpark”) in late 2007.

As a result of the continued borrowings from Crestpark and the Company’s continuing use of capital leases to finance its equipment purchases, until such time as the Company is able to achieve cash flow operations, we expect to see net interest expense continue to grow.

Net Loss
The Company’s net loss for 2008 was $4,601,000 a decrease of $2,601,000 from the $7,202,000, reported in 2007 for the reasons described above.

The Company expects to have a net loss in 2009.  However, in anticipation of higher revenue, sustained gross profit margins and controlled growth in Operating Expenses, as detailed above, the projected net loss is substantially less than the $4,601,000 reported in 2008.

Preferred Stock Dividends and Accretion
For the year ended December 31, 2008, preferred stock dividends and accretion totaled $1,224,000 as compared to $1,186,000 for 2007.  This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock.  The Series C Exchangeable Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Liquidity and Capital Resources

For the year ended December 31, 2008, the Company used $2,636,000 of cash in operating activities, used another $2,433,000 in investing activities, and generated $2,049,000 in cash from financing activities.  The total of all cash flow activities resulted in a decrease of $3,019,000 in the balance of cash for the year ended December 31, 2008.  During the year ended December 31, 2007, the Company used $4,009,000 of cash in operating activities, used $2,308,000 in investing activities and generated $5,419,000 in cash from financing activities.  The total of all cash flow activities in 2007 resulted in a decrease in the balance of cash of $899,000.

The Company made principal payments on long-term debt and notes payable totaling $1,151,000 and $959,000 during 2008 and 2007, respectively.  At December 31, 2008, the Company had $0 in short-term and $15,053,000 in long-term debt.

On December 18, 2007, the Company amended its Promissory Note and  Credit and Security Agreement with Crestpark (the “Lender”) in order to increase the amount loaned (the “Loan”) from the Lender to the Company by the amount of $3,300,000.  As a result of these amendments, the principal amount outstanding under the Loan increased from $8,492,000 to $11,877,000, consisting of the $3,300,000 in additional borrowings plus accrued but unpaid interest on the existing Loan.  The additional borrowings are to be used for general working capital purposes.  Principal on the Loan is due on the earlier of (i) July 1, 2010 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Loan, plus all accrued but unpaid interest.  The Company may prepay the Loan at any time without premium or penalty.  The terms of the Amended and Restated Promissory Note evidencing the Loan (the “Note”) provide, among other things, that $6,455,000 of the borrowings thereunder shall bear interest at 7.0% per annum and that such interest will be due and payable at maturity of the Note.  The remaining $5,422,000 of borrowings (the “Floating Tranche”) under the Note (which includes the $3,300,000 of additional borrowings) will bear interest at a floating rate equal to 2% over the prime rate (the “Base Rate”).  The prime rate as of December 31, 2008 was 3.25%.  The portion of the interest on the Floating Tranche determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate will be payable monthly.

The borrowings under the Note are secured by a first priority security interest in all of the assets of the Company except that Lender’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing LLC under its sale leaseback arrangements.  The Lender is an affiliate of Mykonos 6420 LP (“Mykonos”).  As the sole holder of the Company’s Series C Preferred Stock, Mykonos has the right to elect a majority of the Company’s Board of Directors.  The terms of the Loan were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

On November 10, 2008, the Company entered into another loan agreement (the “Loan Agreement”) with the Lender and in connection with the Loan Agreement executed two separate promissory notes.  The first note is for $750,000 for working capital via a Revolving Credit Commitment and the second note is for $1,750,000 for equipment financing via an Equipment Term Loan.

The proceeds of the Revolving Credit Commitment of $750,000 are to be used for working capital needs and are anticipated to be repaid from cash flow generated by the operations of the Company.  The Revolving Credit Commitment has a term ending on July 1, 2010, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum.  As of December 31, 2008, the Company had $250,000 available under the Revolving Credit Commitment which were drawn down subsequent to December 31, 2008.

The proceeds of the $1,750,000 Equipment Term Loan are to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients.  It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time.  At the Lender’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms.  The Equipment Term Loan has a term ending July 1, 2010, bears interest at a fixed rate of 12% per annum and is secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan.  The Company is also required to pay the Lender an unused fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan.  As of December 31, 2008, the Company had $1,700,000 available under the Equipment Term Loan.

The terms of the Loan Agreement were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

AHK Leasing, LLC (“AHK”), a company controlled by three stockholders, one of which is a current director has indicated that they expect to continue to provide lease financing for our monitoring equipment purchases during 2009.  Under these sale-leaseback arrangements, the Company sells the inventory to AHK and then leases the equipment back.  All capital leases are treated as financing transactions with two of the leases carrying an interest rate of 10.00% per annum, one of them carrying an interest rate of 10.50%, one of them carrying an interest rate of 10.75%, one of them carrying an interest rate of 11.15%, one of them carrying an interest rate of 11.25%, five of them carrying interest rates of 12.00% per annum and one of them carrying an interest rate of 12.50% per annum.  Maturity dates on these capital leases run from June 2009 to December 2011.  As of December 31, 2008, the aggregate balance on the capital leases totaled $2,625,000, of which $1,223,000 is current and the balance of $1,403,000 is classified as long-term debt.  To the extent that AHK is unable to provide lease financing, the Company intends to utilize the Equipment Term Loan under the November 2008 loan agreement with Crestpark.

By the end of 2008, the Company was incurring approximately $330,000 in recurring monthly costs of revenues and $685,000 in recurring monthly operating expenses, excluding the provision for doubtful accounts.  The majority of the recurring monthly operating expenses consisted of salaries, wages, payroll taxes, health insurance and other employee benefits.  In addition to these recurring monthly operating expenses, the Company’s other principal uses of cash are the payment of other recurring monthly operating expenses, the acquisition of monitoring equipment and the financing of its receivables.  In general, the Company meets its liquidity needs from its current revenues, from cash and cash equivalents (including the proceeds of the additional borrowings from Crestpark, as described above), and through capital leasing arrangements.  As of December 31, 2008, the Company had $423,000 in cash and cash equivalents.

The Company believes that its current working capital, combined with the expected amounts available for additional working capital through Crestpark and through lease financing for its monitoring equipment through AHK and/or Crestpark are sufficient to meet its liquidity needs through 2009.

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

Revenue recognition and deferred revenue
The Company derives revenue primarily from the leasing of monitoring equipment, as well as providing administrative, field and support services.  The amounts charged by the Company for equipment leasing and administrative, field and support services are calculated on a daily basis – (e.g. per day/per individual being monitored) and billed monthly in arrears.  Revenues are recognized as equipment and services are provided.  Any amounts invoiced in advance of equipment and services being provided are recorded as deferred revenue.  Royalty revenue is recognized on an accrual basis as earned.

Stock–based compensation
The Company accounts for its stock-based compensation in accordance with FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS# 123(R)”). FAS# 123(R), which it adopted as of January 1, 2006,  requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements based on the fair value of the equity or liability instruments issued.  FAS# 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  Under FAS# 123(R), the Company is required to measure the cost of its employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

The Company adopted FAS# 123(R) using the modified prospective transition method for valuing stock options.  Under this method, stock based compensation expense is recognized using the fair-value based accounting method for all employee awards granted, modified, or settled during a period.  See Note 1 of the financial statements for critical assumptions related to stock based compensation.

Research and Development Expenses
The Company expenses research and development expenses as incurred.  For the year ended December 31, 2008, the Company incurred $1,240,000 in research and development expenses, net of $114,000 capitalized in connection with the redesign of major software systems in accordance with SOP 98-1.

Impairment of Long-Lived Assets
The Company evaluates goodwill for impairment on an annual basis.  The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  These computations utilize judgments and assumptions inherent in management’s estimate of future undiscounted and discounted cash flows to determine recoverability of these assets.  If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss.  The Company recorded no impairment charges for the years ended December 31, 2008 and December 31, 2007.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Required for Smaller Reporting Company

Item 8.  Financial Statements.
iSECUREtrac Corp. and Subsidiaries
Consolidated Financial Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
iSECUREtrac Corp.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of iSECUREtrac Corp. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iSECUREtrac Corp. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of iSECUREtrac Corp.’s internal control over financial reporting as of December 31, 2008 included in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

As described in Note 1 to the financial statements, on January 1, 2007 the Company changed its method of accounting for income taxes, as required by Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes.

/s/ McGladrey & Pullen LLP
Kansas City, Missouri
March 24, 2009

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents (Note 11)	$423,361	$3,442,712
Accounts receivable, net of allowance for doubtful accounts of $462,553
in 2008 and $292,669 in 2007 (Note 11)	2,445,505	1,941,902
Inventories	193,820	135,376
Prepaid expenses and other	84,224	92,750
Total current assets	3,146,910	5,612,740
Leasehold improvements and equipment, net of accumulated depreciation of $9,125,376
in 2008 and $7,041,272 in 2007 (Note 2, 4 & 8)	4,229,319	3,875,728
Intangibles, net of accumulated amortization of $892,127
in 2008 and $850,166 in 2007 (Note 3)	19,394	61,356
Goodwill (Note 3)	2,302,179	2,302,179
Other assets	83,386	88,425
Total assets	$9,781,188	$11,940,428
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$403,399	$1,069,577
Accrued expenses	524,339	609,083
Current maturities of long-term debt (Note 4, 8, & 10)	1,772,508	622,340
Deferred revenues & gain on related party sale-leaseback transactions (Note 8 & 10)	299,548	314,090
Accrued interest payable (Note 4)	776,011	30,513
Total current liabilities	3,775,805	2,645,603
Long-term debt, less current maturities (Note 4, 8 & 10)	13,280,368	12,381,598
Redeemable convertible Series C preferred stock, 5,000,000 shares designated at $0.01 par value; 1,000,000 issued and outstanding (Note 7)	13,106,407	11,882,545
Commitments and contingency (Note 8 & 12)
Stockholders' (deficit)
Common stock, 75,000,000 shares authorized at $0.001 par value; 10,799,090 issued and outstanding in 2008; 10,779,680 issued and outstanding in 2007	10,799	10,779
Additional paid-in capital	55,369,880	55,109,333
Accumulated deficit	(75,762,071)	(70,089,430)
Total stockholders' (deficit)	(20,381,392)	(14,969,318)
Total liabilities and stockholders' (deficit)	$9,781,188	$11,940,428

See Notes to Consolidated Financial Statements.

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

	2008	2007
Revenues:
Equipment leasing & hosting (Note 11)	$8,771,198	$8,306,999
Administrative, field & support service revenues	334,579	80,487
Equipment sales	104,014	94,613
Other revenues	479,433	154,318
Gain on related party sale-leaseback transactions (Notes 8 & 10)	13,191	149,295
Total revenues	9,702,415	8,785,712
Operating expenses:
Cost of revenues	3,867,895	3,640,219
Research and development	1,240,382	1,891,820
Sales, general and administrative	8,116,974	9,925,442
Total operating expenses	13,225,251	15,457,481
Operating loss	(3,522,836)	(6,671,769)
Other income (expense):
Interest income	27,130	121,926
Interest expense (Note 4 & 10)	(1,105,530)	(651,884)
Total other income (expense)	(1,078,400)	(529,958)
Loss before provision for income taxes	(4,601,236)	(7,201,727)
Provision for income taxes (Note 5)	-	-
Net loss	$(4,601,236)	$(7,201,727)
Preferred stock dividends and accretion (Note 7)	(1,223,862)	(1,185,848)
Net loss available to common stockholders	$(5,825,098)	$(8,387,575)
Basic and diluted loss per common share	$(0.54)	$(0.78)
Weighted average shares of common stock outstanding	10,788,089	10,776,240

See Notes to Consolidated Financial Statements.

iSECUREtrac Corp. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' (DEFICIT)
Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	10,773,454	$10,773	$54,950,315	$(61,898,373)	$(6,937,285)
Shares issued for director's fees	6,226	6	7,994	-	8,000
Stock-based compensation	-	-	347,542	-	347,542
Series C preferred stock dividends	-	-	-	(989,330)	(989,330)
Accretion to redemption value of preferred stock	-	-	(196,518)	-	(196,518)
Net loss	-	-	-	(7,201,727)	(7,201,727)
Balance, December 31, 2007	10,779,680	$10,779	$55,109,333	$(70,089,430)	$(14,969,318)
Shares issued for director's fees	19,410	20	6,980	-	7,000
Stock-based compensation	-	-	406,024	-	406,024
Series C preferred stock dividends	-	-	-	(1,071,405)	(1,071,405)
Accretion to redemption value of preferred stock	-	-	(152,457)	-	(152,457)
Net loss	-	-	-	(4,601,236)	(4,601,236)
Balance, December 31, 2008	10,799,090	$10,799	$55,369,880	$(75,762,071)	$(20,381,392)

See Notes to Consolidated Financial Statements.

iSECUREtrac CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities
Net loss	$(4,601,236)	$(7,201,727)
Depreciation and amortization	2,126,066	1,872,701
Stock based compensation	413,024	355,542
(Increase) Decrease in accounts receivable	(847,364)	169,022
Increase in allowance for doubtful accounts	343,761	173,253
(Increase) in inventories	(58,444)	(74,355)
(Increase) Decrease in prepaid expenses	8,526	(18,142)
(Decrease) Increase in accounts payable	(666,178)	612,096
(Decrease) Increase in accrued expenses	(84,744)	218,799
(Decrease) in deferred revenues and gain on sale - leaseback transactions	(14,542)	(109,259)
Increase (Decrease) in accrued interest payable	745,498	(7,325)
Net cash (used in) operating activities	(2,635,633)	(4,009,395)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(2,437,696)	(2,285,964)
Decrease (Increase) in other assets	5,039	(22,380)
Net cash (used in) investing activities	(2,432,657)	(2,308,344)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	3,200,000	6,377,475
Principal payments on long-term debt	(1,151,061)	(958,709)
Net cash provided by financing activities	2,048,939	5,418,766
(Decrease) in cash	(3,019,351)	(898,973)
Cash at beginning of period	3,442,712	4,341,685
Cash at end of period	$423,361	$3,442,712
Supplemental Disclosure of Cash Payments for
Interest	360,033	659,210

See Notes to Consolidated Financial Statements.

iSECUREtrac CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

iSECUREtrac develops, markets, leases and services products that assist in “monitoring compliance and modifying behavior” of individuals who are under the supervision of  the criminal justice system and social service agencies, primarily in the United States.  The Company’s suite of services  (e.g. Global Positioning System (“GPS”)  tracking systems, house arrest, visual breath alcohol monitoring and supplemental monitoring services) are designed to offer an alternative to incarceration thereby reducing  the overall cost associated with individuals under correctional or community supervision.

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

Trade accounts receivable:  Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded when received.  The Company offers credit terms to select customers of up to 45 days.  Additionally, the Company reserves the right to assess finance charges on delinquent accounts where such charges are permitted.  Accounts are considered delinquent after 45 days.  There was $343,761 of bad debt expenses for 2008 and $185,565 for 2007.

Inventories:  Inventories consist of repair parts or components that will be used in the production of new revenue producing equipment.

Leasehold improvement and  equipment:  Leasehold improvements and equipment are recorded at cost.  Equipment, including monitoring equipment, is depreciated on the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years.  The cost of leasehold improvements is amortized over the lesser of the estimated lives of the assets or the lease term.  Amortization of assets acquired under capital leases is included with depreciation expense on the owned assets.  These assets are reviewed for impairment under Statement of Financial Accounting Standard (SFAS) No. 144 when events indicate the carrying amount may not be recoverable.

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  These computations utilize judgments and assumptions inherent in management’s estimate of future undiscounted and discounted cash flows to determine recoverability of these assets.  If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss.  With respect to the Company’s long lived assets, the Company recorded no impairment charges for the years ended December 31, 2008 and December 31, 2007.

Product development:  The Company capitalized software and hardware development costs in accordance with the SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.   Capitalization begins when a product's technological feasibility has been established and ends when the product is available for general release to customers.  All software and hardware development costs are amortized on a straight-line basis over 36 months.   As of December 31, 2008, the Company had capitalized development costs of $241,298 related to the System 5000 and $113,802 related to the improvements in the functionality of our web-based software and interfaces.  Of these amounts, $173,198 and $0, respectively, had been amortized through December 31, 2008.  The net value of these capitalized software and hardware development costs are included in the Leasehold improvements and equipment line of the Consolidated Balance Sheets.

Research and development expenses:  Research and development cost of $1,240,382 and $1,891,820 were charged to operations for the years ended December 31, 2008 and 2007, respectively.

Goodwill:  Goodwill represents the excess of purchase price paid over the net identifiable assets of the acquired business.  It is subject to annual tests for impairment.  The Company has recorded no impairment charges related to goodwill for the years ended December 31, 2008 and 2007.

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

	December 31, 2008	December 31, 2007

Shares issuable upon conversion of Series C Exchangeable Preferred Stock	4,782,609	4,782,609

Common stock options outstanding	2,734,376	1,817,580

Common stock warrants outstanding	3,544,535	3,922,925

Revenue recognition and deferred revenue:   The Company derives revenue primarily from the leasing of monitoring equipment as well as providing administrative, field and support services.  The amounts charged by the Company for equipment leasing and administrative, field and support services are calculated on a daily basis – (e.g. per day/per individual being monitored) and billed monthly in arrears.  Revenues are recognized as equipment and services are provided.  The majority of the Company’s customers are invoiced in arrears.  Any amounts invoiced in advance of equipment and services being provided are recorded as deferred revenue and recognized as equipment and services are provided.  Royalty revenue is recognized on an accrual basis as earned.

Income taxes:  Deferred taxes are provided for by the liability method wherein deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock–based compensation:  The Company accounts for its stock-based compensation in accordance with FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS# 123(R)”). FAS# 123(R), which was adopted on January 1, 2006,  requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements based on the fair value of the equity or liability instruments issued.  FAS# 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  Under FAS# 123(R), the Company is required to measure the cost of its employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:  The significant assumptions used in the Black Scholes model to estimate compensation expense are as follows:

	2008	2007

Risk free interest rate	3.79%	4.65%

Expected volatility factor	82.84%	86.59%

Expected option term in years	3.5 to 6.5	3.5 to 6.5

Dividends	$0.00	$0.00

Forfeitures for senior executives	23%	19%

Forfeitures for non-senior	24%	20%

The risk-free interest rate is determined on the date the grant is issued.  This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of 3.5 years to 6.5 years.  Expected volatilities are based upon looking back at historical stock prices since the date of adoption of the plan.

Under FAS# 123(R), the Company is required to estimate forfeitures. The forfeiture rate is the rate at which options are expected to be forfeited prior to full vesting.  The forfeiture rate is determined based on actual forfeiture rate experience as follows:  For each historical year of option issuance, the total options issued for the year is compared to the options forfeited prior to having vested.  For option years in which the two year vesting period has not passed, past experience is used to project future forfeitures.  The total of pro forma forfeitures is then compared to total options awarded and the resultant percentage is used as the forfeiture rate.  The estimated forfeiture rate for senior executive and non-senior executive option grants is 23% and 24%, respectively.  This rate is recalculated on an annual basis.

The annual rate of quarterly dividends is 0% since iSECUREtrac has historically not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the future.

The Company recorded pre-tax compensation expense for stock options issued to its employees of $406,024 and $347,542 for the years ended December 31, 2008 and 2007, respectively.  The Company has recorded a full valuation allowance on deferred tax assets and, therefore, no tax benefit is recognized.

The fair value of stock warrants issued to non-employees is also accounted for using FAS # 123(R).  Related compensation expense is charged to income when incurred.

Advertising costs:  Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2008 and 2007, was $35,310 and $97,922, respectively.

Uncertain Tax Positions.  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation ("FIN") No.48, Employers' Accounting for Uncertainty in Income Taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 as of January 1, 2007.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.  As of December 31, 2008, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Recent Accounting Pronouncements:

In September 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008.  Under the elected deferral, the following are assets and liabilities recognized or disclosed at fair value for which the Company has not yet applied the provisions of SFAS No. 157;  (non financial assets and liabilities in business combinations, reporting units measured at fair value in goodwill testing, indefinite lived intangibles measured at fair value for impairment testing, long lived assets measured at fair value for impairment, asset retirement obligations and liabilities for exit or disposal activities.)  The Company is currently assessing the potential effect of the adoption of the remaining provisions of SFAS No. 157 on its financial position, results of operations and cash flows. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. SFAS No. 141 (Revised) will have an impact on any future acquisitions.

Note 2.  Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment for the years ended December 31, 2008 and 2007, are as follows:

	2008			2007
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Equipment	$969,624	$592,072	$377,552	$844,307	$446,991	$397,316

Leasehold improvements	239,341	113,924	125,417	227,229	54,047	173,182

Monitoring equipment	12,145,730	8,419,380	3,726,350	9,845,464	6,540,234	3,305,230

Total leasehold improvements and equipment	$13,354,695	$9,125,376	$4,229,319	$10,917,000	$7,041,272	$3,875,728

The company incurred depreciation expense of $2,084,104 and $1,790,133 for the years ended December 31, 2008 and 2007, respectively.

Note 3.  Goodwill and Intangibles, Subject to Amortization

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year.  The Company has determined that there is no impairment of goodwill as of December 31, 2008.

The Company also separately records other intangible assets that can be identified and assigned a value.  At December 31, 2008, such intangible assets consisted solely of customer monitoring contracts assumed in a prior acquisition.  The Company amortizes the initial carrying value attributable to these monitoring contracts based on the projected revenue stream of the monitoring contracts.  This amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and was $41,961 in 2008 and $82,569 in 2007.  These intangible assets are also tested for impairment on an annual basis, but the Company determined that there was no impairment of these intangible assets as of December 31, 2008.

The composition of goodwill and intangible assets at December 31, 2008 and 2007, is as follows:

	2008		2007
		Intangibles, subject		Intangibles, subject
	Goodwill	to Amortization	Goodwill	to Amortization

Gross Carrying Amount	$2,302,179	$911,522	$2,302,179	$911,522

Accumulated Amortization	-	(892,127)	-	(850,166)

Balance	$2,302,179	$19,394	$2,302,179	$61,356

The estimated aggregate amortization expense of the intangibles is as follows:

2009	19,394

Note 4.  Long Term Debt

The Company had the following long-term debt at December 31, 2008 and 2007:

	2008	2007

Long Term Debt

One secured note payable maturing on July 1, 2010, with an interest rate of 7% for $6,455,250 of the borrowings and 2% over prime for $5,422,225 of the borrowings, collaterallized by the assets of the Company.	$11,877,475	$11,877,475

Proceeds from the unsecured Revolving Credit Commitment term ending on July 1, 2010 with an interest rate of 12%	500,000	-

Proceeds from the secured Equipment Term Loan term ending on July 1, 2010 with an interest rate of 12%.	50,000	-

Twelve separate capital leases with related parties that are carrying interest rates at 10.00% to 12.50% and maturing June 2009 to December 2011 (see Note 8).	2,625,401	1,126,463

Total long term debt	15,052,876	13,003,938

Less current maturities	(1,772,508)	(622,340)

Total long term debt less current maturities	$13,280,368	$12,381,598

Accrued interest on the secured note payable at December 31, 2008 equaled $772,545 and was included in interest expense during the year.  Accrued interest on the proceeds from the unsecured Revolving Credit Commitment at December 31, 2008 equaled $2,682 and was included in interest expense during the year.  Accrued interest on the proceeds from the secured Equipment Term Loan at December 31, 2008 equaled $784 and was included in interest expense during the year.  Total interest expense for the years ended December 31, 2008 and 2007 was $1,105,530 and $651,884, respectively.  Of that amount, $1,082,426 and $633,152 was expensed to related parties for the years ended December 31, 2008 and 2007, respectively.

The carrying value of the secured note payable and the capital leases approximates their fair value in each case due to the short-term nature of the borrowings and, in the case of the capital leases, a guarantee from a stockholder.

The following is a schedule of aggregate maturities required on long-term debt due in future years as of December 31, 2008:

2009	$1,772,508

2010	12,915,299

2011	365,069

Total	$15,052,876

Note 5.  Income Taxes

Net deferred tax asset includes the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets (liabilities):
Net operating loss carry forward	$28,926,000	$27,221,000
Allowance for doubtful accounts	185,000	100,000
Leasehold improvements and equipment	-	(87,000)
Intangible assets	-	(37,000)
Other, net	-	11,000
Subtotal deferred tax assets (liabilities)	29,111,000	27,208,000
Valuation allowance	(29,111,000)	(27,208,000)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended December 31, 2008, and 2007 due to the following:

	2008	2007
Computed "expected" tax benefit	$(1,564,000)	$(2,448,000)
Increase (decrease) in income taxes (benefits) resulting from:
Benefit from state taxes	(276,000)	(432,000)
Nondeductible expenses and other	50,000	(37,000)
Other timing differences	(113,000)	(189,000)
Increase in valuation allowance	1,903,000	3,106,000
Total provision for income taxes	$-	$-

As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $73,000,000 for future tax purposes that expire from 2010 to 2027.  The Company believes that Section 382 of the Internal Revenue Code and the associated U.S. Treasury regulations will significantly limit the amount of net operating loss carryforward that the Company will be able to utilize in any tax year.  All losses incurred prior to the Company’s change of ownership event on June 27, 2005 totaled approximately $53,835,000.  The utilization of these losses is limited (by Internal Revenue Code Section 382) to approximately $950,000 per year through 2025.

A valuation allowance was established due to the uncertainty relating to the future utilization of net operating loss carryforwards.  As a result of that uncertainty, the valuation allowance was further increased by $1,903,000 and $3,106,000 for 2008 and 2007, respectively.  The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in our assessment of our ability to realize those deferred tax assets through the generation of taxable income or other tax events.

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

As a result of the adoption, there were no unrecognized tax benefits in the financial statements as of January 1, 2007.   There was no significant change in the amount of unrecognized benefits during the year ended December 31, 2008  nor do we expect that there will be any significant change within the next 12 months.

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

The Company recognizes interest accrued, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2008, the Company did not have any accrued interest or penalties.

Note 6.  Common Stock, Stock Options, Warrants and Benefit Plan

Common Stock

In 2008 and 2007, the Company issued 19,410 and 6,226 shares of common stock, respectively, to non-management directors in lieu of director fees.  The number of shares of common stock issued in each case was based on the fair market value of the Company’s common stock as of the date of the meetings to which such fees related.  Expense related to these director’s fees totaled $7,000 and $8,000 for each of the years ended December 31, 2008, and 2007, respectively.

Stock Options

The Company has issued options to acquire shares of its common stock under two equity incentive plans and pursuant to certain employment agreement with current and former executive officers.  The terms of these equity incentive plans and non-plan option grants are described below.

2001 Omnibus Equity Incentive Plan

In June 2001, the stockholders of iSECUREtrac approved the 2001 Omnibus Equity Incentive Plan (the “2001 Plan”).  As of May 31, 2006, the Company’s 2001 Plan expired.  The 2001 Plan provided for the granting of stock options and other equity incentives for up to 100,000 shares of the Company’s Common Stock to the Company’s officers, directors, and consultants who provided services to the Company and key employees at an exercise price 85% of the average daily closing price of the Company’s common stock for the week prior to when the options were granted.  The options are to vest on a monthly basis over a one month to a 36-month period of time from the date of grant.  As of January 1 of each year, commencing with the year 2002, the aggregate number of options that were awarded under the 2001 Plan was automatically increased by a number equal to the lesser of 1% of the total number of Common Shares then outstanding or 20,000.  During the year ended December 31, 2007, (i) grants of options for 0 shares of Common Stock under the 2001 Plan were made, (ii) options were exercised under the 2001 Plan for 0 shares of common stock and (iii) options for 50,217 shares were forfeited.  No options were granted under the 2001 Plan during the year ended December 31, 2008 nor were there any exercises of options previously granted.  However, a total of 28,250 2001 Plan options were forfeited during 2008.  At December 31, 2008 and 2007, there were 72,525 and 100,775 outstanding options, respectively, in conjunction with the 2001 Plan.  No further options may be issued under this plan.

2006 Omnibus Equity Incentive Plan

On May 4, 2006, at the Company’s annual meeting of stockholders, the stockholders approved the adoption of the Company’s newly created 2006 Omnibus Equity Incentive Plan (the “2006 Plan”).  The 2006 Plan became effective on May 31, 2006.  The 2006 Plan provides for the granting of stock options and other equity incentives to the Company’s officers, employees, directors and consultants who provide services to the Company.  The 2006 Plan has a term of ten years unless terminated by the board of directors.  Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant.  Vesting schedules and expiration dates for the grants issued under this plan are specified at the time of grant. During the years ended 2008 and 2007, grants for 1,126,050 and 142,475 shares of Common Stock were made, respectively, under the 2006 Plan.  No options were exercised under the 2006 Plan during the years ended December 31, 2008 or 2007.  Options forfeited under the 2006 Plan during the years ended December 31, 2008 and 2007, were 125,212 and 39,419, respectively.  At December 31, 2008 and 2007, there were 1,760,583 and 759,745 outstanding options, respectively, in conjunction with the 2006 Plan.

Non-Plan Stock Options

The Company has granted options to purchase common stock outside of the 2001 Plan and 2006 Plan to various executive officers pursuant to the terms of their employment agreements.  These options have exercise prices ranging from $2.01 to $4.90 per share and have terms expiring through April 30, 2014.  These options vest on a monthly basis over two year periods from their grant date.  During the years ended 2008 and 2007, grants for 0 and 0 shares of Common Stock were made, respectively, outside the 2001 Plan and 2006 Plan.  None of these options have been exercised, but a total of 55,792 and 204,375, respectively, of these options were forfeited during the years ended December 31, 2008 and 2007 as a result of the terminations of certain of these executive officers before the options had fully vested.  As of December 31, 2008 and 2007, a total of 901,268 and 957,060, respectively, of these non-plan options remained outstanding, all of which have vested.

A summary of employee stock option activity during the years ended December 31, 2008, and 2007, is as follows:

	For the Year Ended December 31,2008		For the Year Ended December 31,2007
		Weighted Average		Weighted Average
Options	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1,817,580	$2.30	1,969,116	$2.35

Granted	1,126,050	0.45	142,475	1.15

Exercised	-	-	-	-

Forfeited	(209,254)	1.72	(294,011)	2.06

Outstanding at end of year	2,734,376	$1.59	1,817,580	$2.30

Exercisable at end of year	1,772,246	$2.11	1,390,808	$2.43

Weighted-average fair value for options granted during the year	1,126,050	$0.30	142,475	$0.77

Additional information regarding options outstanding at December 31, 2008, is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$0.50 to 2.00	1,301,177	7.9 years	$0.58	434,794	$0.88

$2.01 to 3.00	1,287,531	3.0 years	2.41	1,191,785	2.41

$3.01 to 4.00	125,418	3.6 years	3.09	125,417	3.09

$4.01 to 5.00	20,250	0.2 years	4.70	20,250	4.70

$5.01 to 10.00	-		-	-	-

Totals	2,734,376	6.3 years	$1.59	1,772,246	$2.11

No stock options were exercised during 2008.

As of December 31, 2008, there was approximately $388,237 of total unrecognized compensation costs related to non-vested share based compensation agreements granted to the Company’s executives and employees.   The weighted average period in which the unrecognized compensation costs will be recognized into income is 1.1 years.

Common Stock Warrants

Prior to 2006, iSECUREtrac issued warrants to purchase 184,837 shares of common stock to stockholders and non-employees in connection with various services these individuals provided the Company.  No such warrants were issued during 2008 or 2007.  During 2008 and 2007, none of these warrants were exercised, but 0 and 100,000, respectively, of these warrants expired unexercised.  At December 31, 2008, 78,588 of these warrants remained outstanding.

Prior to 2006, iSECUREtrac issued detachable warrants to purchase 413,049 shares of common stock in connection with obtaining convertible debt.  No such warrants were issued during 2008 or 2007.  During 2008 and 2007, none of these warrants were exercised and none of these warrants expired.  At December 31, 2008, 413,049 of these warrants remained outstanding.

Prior to 2006, iSECUREtrac issued warrants to purchase a total of 1,173,021 shares of common stock in connection with various equity financing transactions, as well as warrants to purchase 3,234,248 shares of common stock that were issued by the Company in 2005 to Mykonos 6420, LP in conjunction with issuance of 1,000,000 shares of Series C Exchangeable Preferred Stock to Mykonos.  No such warrants were issued during 2008 or 2007.  During 2008 and 2007, none of these warrants were exercised, but 378,390 and 719,461, respectively, of these warrants expired unexercised.  At December 31, 2008, 3,052,898 of these warrants remained outstanding.

A summary of the status of all the warrants outstanding at December 31, 2008, and 2007 and changes during the years ended on those dates is as follows:

	For the Year Ended December 31,2008		For the Year Ended December 31,2007
		Weighted Average		Weighted Average
Warrants	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,922,925	$3.65	4,742,386	$3.62
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(378,390)	3.70	(819,461)	3.49
Outstanding at end of year	3,544,535	3.65	3,922,925	3.65
Exercisable at end of year	3,544,535	$3.65	3,922,925	$3.65

No warrants were issued in 2008 or 2007.

A further summary about warrants outstanding at December 31, 2008, is as follows:

	Number Outstanding	Weighted Average	Weighted Average
Range of Exercise Prices	and Exercisable	Remaining Life	Exercise Price
$1.00 to 2.50	780,676	2.1 years	$2.30
$2.51 to 5.00	2,738,859	0.9 years	4.01
$5.01 to 7.50	25,000	0.6 years	5.36
Total	3,544,535	1.5 years	$3.65

Benefit Plan

The “iSECUREtrac Corporation Retirement Plan” offers all regular full-time employees, 21 years of age and older, to participate in a 401k savings plan.  The plan offers either a pre-tax contribution option or the Roth, after-tax contribution option.   iSECUREtrac provides a match of 25% up to 10% of the employee’s contribution, with a maximum match of $2,500.  The employer contribution vests over a 4-year graded schedule.  The total expense related to the plan was $38,589 and $36,780 for the years ended December 31, 2008 and 2007, respectively.

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

The Preferred Stock is redeemable on the tenth anniversary of the original issue date.  The redemption price per share of the Preferred Stock will equal the per share original issue price ($11 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion is charged to Additional Paid-In Capital.

As of December 31, 2008, the Company had accrued Series C Preferred Stock dividends totaling $3,427,366 and accretion to redemption value of the Series C Preferred Stock totaling $659,960.  Of these amounts, $1,071,405 and $152,456, respectively, were the amounts accrued and accreted in 2008.

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

Note 8.  Lease Obligations

In 2008 and 2007, the Company financed the acquisition of approximately $2,650,000 and $500,000 of monitoring equipment, respectively, through sale-leaseback agreements with a related party. Under these sale-leaseback arrangements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company at a gain or at cost and then leases the equipment back.  If the monitoring equipment is sold to the leasing company at a gain, this gain is recorded as a liability and amortized into income over the life of the lease (typically 2-3 years).  The gain on related party sale-leaseback transactions consists of amortization of this deferred gain.  The Company’s capital leases in conjunction with these transactions expire from June 2009 to December 2011.  The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 10.00% to 12.50%.

The Company also has two noncancelable operating leases for its facilities in Omaha, NE and an operating lease for office equipment.  Future minimum lease payments, by year and in aggregate, under the capital leases and noncancelable operating leases, with initial terms of one year or more, are due as follows:

	Capital Leases	Operating
	Related Party	Lease
2009	$1,453,807	$100,680
2010	1,140,837	-
2011	377,293	-
Total approximate minimum lease payments	$2,971,937	$100,680
Less the amount representing interest	(346,536)	-
Approximate present value of minimum lease payments	$2,625,401	$100,680

The cost and accumulated depreciation of assets acquired under capital leases is as follows:

	2008	2007
Equipment	$5,029,183	$2,143,867
Less accumulated depreciation	(2,267,556)	(1,056,184)
Total	$2,761,627	$1,087,683

The total rent expense under the operating leases was $104,195 and $103,206 for the years ended December 31, 2008 and 2007, respectively.

Note 9.  Common Shares Issued for Cash

No common shares were issued for cash during 2007 or 2008.

Note 10.  Related Party Transactions

AHK Leasing, LLC, a company controlled by three stockholders, one of which is a current director, lent the Company money during 2008 and 2007.  These loans were in the form of capital leases with 36 month terms and bearing interest at a rate of 10.00% to 12.50% per annum.  The Company has capital leases which expire from June 2009 to December 2011.  As of December 31, 2008 and 2007, the aggregate balance on these capital leases totaled $2,625,401 and $1,126,463, respectively.  The interest expense to AHK Leasing in 2008 and 2007 was $226,978 and $152,835, respectively. See Notes 4 and 8.

During the fourth quarter of 2006, the Company received two unsecured loans totaling $6,000,000 from a private investment company that is an affiliate of the Mykonos 6420 LP (“Mykonos”), the sole holder of the Company’s Series C Preferred Stock (the “2006 Notes”).  Interest on the 2006 Notes accrued at a rate of 7% per annum.  Principal and interest on the loans was due at the earlier of (i) July 1, 2009 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than $6,000,000.  The interest expense to the private investment company in 2008 and 2007 was $0 and $354,026, respectively.  Borrowings under these unsecured loans were refinanced in 2007 as described below.

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

On December 18, 2007, the Company amended its Promissory Note and  Credit and Security Agreement with the Lender in order to increase the amount loaned (the “Loan”) from the Lender to the Company by the amount of $3,300,000.  As a result of these amendments, the principal amount outstanding under the Loan increased from $8,491,864 to $11,877,475, consisting of the $3,300,000 in additional borrowings plus accrued but unpaid interest on the existing Loan.  The additional borrowings are to be used for general working capital purposes.  Interest expense to the Lender in 2008 and 2007 was $725,022 and $126,291, respectively.

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

The proceeds of the Revolving Credit Commitment of $750,000 are to be used for working capital needs and are anticipated to be repaid from cash flow generated by the operations of the Company.  The Revolving Credit Commitment has a term ending on July 1, 2010, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum.  The Company is also required to pay the Lender an unused fee of 0.25% per annum on the average daily unused amount of the Revolving Credit Commitment.  Interest expense to the lender in 2008 and 2007 was $2,682 and $0, respectively.  As of December 31, 2008, the Company had $250,000 in proceeds still available under the Revolving Credit Commitment.

The proceeds of the $1,750,000 Equipment Term Loan are to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients.  It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time.  At the Lender’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms.  The Equipment Term Loan has a term ending July 1, 2010, bears interest at a fixed rate of 12% per annum and is secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan.  The Company is also required to pay the Lender an unused fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan.  Interest expense to the lender in 2008 and 2007 was $784 and $0, respectively.  As of December 31, 2008, the Company had $1,700,000 in proceeds still available under the Equipment Term Loan.

The Lender is an affiliate of Mykonos 6420 LP (“Mykonos”).  As the sole holder of the Company’s Series C Preferred Stock, Mykonos has the right to elect a majority of the Company’s Board of Directors.  The terms of the loan were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Note 11.  Concentrations

The Company maintains cash in excess of the Federal Deposit Insurance Corporation limit of $250,000.  The Company has not experienced and does not anticipate such losses in these accounts.

For the year ended December 31, 2007, the Company had one customer which accounted for 10.71% of its total revenues for the year.  The receivable balance for this customer at December 31, 2007 was $133,417.  The company had no customers which accounted for more that 10% of total revenues for the year ended December 31, 2008.

Note 12.  Legal Proceedings

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

Throughout the year ended December 31, 2008 the Company has actively  brought GPS tracking units into compliance with this agreement,   and will continue to do so as practical in 2009. On January 27, 2008, the Company became subject to royalty payments, which escalate over time, on activated, unmodified equipment generating revenue.   At December 31, 2008, 13.5% of the Company’s units available to generate revenue were subject to royalties.   For the year ended December 31, 2008, the Company has expensed $239,531 in settlement royalty costs, which is included in cost of revenues.  The Company entered into the Settlement Agreement without admission of liability and solely to avoid the expense and uncertainty of litigation.

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

Redeemable Exchangeable Series C Preferred Stock:  The Company estimates the fair value of this instrument to be approximately $18,100,000 at December 31, 2008 using a discount rate of 5%.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, the Company’s management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on that criteria.

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

There have not been any significant changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The discussion under the headings “Election of Directors”, “Certain Relationships and Related Transactions”, “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation.

The discussion under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information.  Information regarding shares of the Company’s common stock under equity compensation plans and executive employment agreements maintained by the Company as of December 31, 2008 is set forth in the following table:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans *
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,833,108	$1.10	1,239,417
Equity compensation plans not approved by security holders	901,268	$2.58	0
Total	2,734,376	$1.59	1,239,417

*Excludes securities reflected in column (a).

Equity compensation plans approved by security holders consist of our 2006 Omnibus Equity Incentive Plan and 2001 Omnibus Equity Incentive Plan.  The exercise prices for options issued under these plans range from $0.20 to $2.95 per share.  Equity compensation plans not approved by security holders consist of options issued to employees per their employment agreements or performance bonuses.  Exercise prices for these options range from $2.01 to $4.90 per share.

Item 13.  Certain Relationships, Related Transactions and Director Independence.

The discussion under the heading “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The discussion under the heading “Principal Accounting Fees and Services” in the Proxy Statement is incorporated herein by reference.

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	1.	Financial Statements of the Company.

	2.	Exhibits.

		3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (13)

		3.02	Restated Bylaws of the Company (1)

		3.03	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (3)

		3.04	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company (9)

		3.05	Certificate of Designations, Preferences and Rights of Series C Exchangeable Preferred Stock of the Company (12)

		4.01	Form of Common Stock Certificate (1)

		10.01	License Agreement with SiRF Technology, Inc. (1)

		10.02	ADT Distribution Agreement (3)

		10.03	ADT Hosting Agreement (3)

		10.04	Preferred Distributor Agreement with Premier Geografix LTD. (7)

		10.05	Employment Agreement between the Company and David G. Vana (5)

		10.06	Employment Agreement between the Company and Edward J. Sempek (5)

		10.07	Employment Agreement between the Company and David G. Sempek (5)

		10.08	Employment Agreement between the Company and Peter A. Michel (17)

		10.09	Agreement Among Noteholders (10)

		10.10	Debt Conversion between the Company and Roger Kanne (11)

		10.11	Debt Conversion between the Company and Martin Halbur (11)

		10.12	Debt Conversion between the Company and Kenneth Macke (11)

		10.13	Debt Conversion between the Company and Buckshot Capital, LLC (11)

		10.14	Business Office Lease (11)

		10.15	Business Office Lease Amendment (20)

		10.16	Securities Purchase Agreement (14)

		10.17	Registration Rights Agreement (15)

		10.18	Warrant Agreement (16)

		10.19	2001 Omnibus Equity Incentive Plan (4)

		10.20	2006 Omnibus Equity Incentive Plan (18)

10.21	Indemnification Agreement in favor of AHK Leasing, LLC (19)

10.22	Credit and Security Agreement in favor of Crestpark LP, Inc. (21)

10.23	First Amendment to Credit and Security Agreement in favor of Crestpark LP, Inc. (22)

10.24	Amended and Restated Promissory Note in favor of Crestpark LP, Inc. (22)

10.25	Employment Agreement between the Company and Lincoln Zehr

10.26	Employment Agreement between the Company and Robert Bierman

10.27	Confidential Settlement Agreement (24)

21.01	Subsidiaries of the Company

23	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1)	Incorporated by reference from the registrant’s registration statement under Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

	(2)	Not Used

	(3)	Incorporated by reference from the registrant’s registration statement under Form SB-2 filed on November 30, 2001 (Commission File No. 333-74762).

(4)
Incorporated by reference from the Notice of Annual Meeting of Stockholders and Proxy Statement contained in Registrant’s Definitive Proxy Statement under Schedule 14A, filed with the SEC on May 14, 2001 (Commission File No. 0-26455).

	(5)	Incorporated by reference from the registrant’s registration statement under Form S-8 filed on May 22, 2002 (Commission File No. 333-88798).

	(6)	Incorporated by reference from the registrant’s registration statement under Form S-8 filed on April 16, 2004 (Commission File No. 333-114513).

	(7)	Incorporated by reference from the registrant’s current report under Form 8-K filed on March 18, 2003 (Commission File No. 0-26455).

	(8)	Not Used

	(9)	Incorporated by reference from the registrant’s registration statement under Form SB-2 filed on August 11, 2004 (Commission File No. 333-118135).

	(10)	Incorporated by reference from the registrant’s current report under Form 8-K filed on February 10, 2005 (Commission File No. 0-26455)

	(11)	Incorporated by reference from the registrant’s annual report under Form 10-KSB filed on March 31, 2005 (Commission File No. 0-26455).

	(12)	Incorporated by reference from the registrant’s current report under Form 8-K filed on June 23, 2005. (Commission File No. 0-26455).

	(13)	Incorporated by reference from the registrant’s current report under Form 8-K filed on December 14, 2006. (Commission File No. 0-26455).

(14)	Incorporated by reference from the registrant’s current report under Form 8-K filed on June 23, 2005. (Commission File No. 0-26455).

(15)	Incorporated by reference from the registrant’s current report under Form 8-K filed on June 29, 2005. (Commission File No. 0-26455).

(16)	Incorporated by reference from the registrant’s current report under Form 8-K filed on June 29, 2005. (Commission File No. 0-26455).

(17)	Incorporated by reference from the registrant’s current report under Form 8-K filed August 8, 2006 (Commission File No. 0-26455).

(18)	Incorporated by reference from the registrant’s quarterly report under Form 10-QSB filed on August 11, 2006. (Commission File No. 0-26455).

(19)	Incorporated by reference from the registrant’s current report under Form 8-K filed February 22, 2007 (Commission File No. 0-26455).

(20)	Incorporated by reference from the registrant’s annual report under Form 10-KSB filed on March 12, 2006 (Commission File No. 0-26455).

(21)	Incorporated by reference from the registrant’s current report under Form 8-K filed on November 2, 2007 (Commission File No. 0-26455).

(22)	Incorporated by reference from the registrant’s current report under Form 8-K filed on December 20, 2007 (Commission File No. 0-26455).

(23)	Incorporated by reference from the registrant’s current report under Form 8-K filed on November 12, 2008 (Commission File No. 0-26455).

(24)	Incorporated by reference from the registrant’s annual report under Form 10-KSB filed on March 19, 2008 (Commission File No. 0-26455).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSecureTrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel
Chief Executive Officer

Dated: March 24, 2009

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Kanne *	Chairman of the Board of Directors,	March 24, 2009
Roger J. Kanne	Director

/s/ Peter A. Michel	President, Chief Executive Officer, Director	March 24, 2009
Peter A. Michel	(Principal Executive Officer)

/s/ Lincoln Zehr	Chief Financial Officer	March 24, 2009
Lincoln Zehr	(Principal Financial and Accounting Officer)

/s/ Joseph A. Ethridge *	Director	March 24, 2009
Joseph A. Ethridge

/s/ Robert W. Korba *	Director	March 24, 2009
Robert W. Korba

/s/ Ravi Nath *	Director	March 24, 2009
Ravi Nath

*  Peter A. Michel, by signing his name hereto, signs this annual report on behalf of each person indicated.  A Power-of-Attorney authorizing Peter A. Michel to sign this annual report on Form 10-K on behalf of each of the indicated Directors of iSECUREtrac Corp. has been filed herein as Exhibit 24.

By:
/s/ Peter A. Michel
Peter A. Michel
Attorney-In-Fact