Form 10-Q
period 2009-03-31
ISECURETRAC CORP
filed 2009-04-28
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)
☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Yes ☐           No ☒

The number of shares of issuer’s common stock outstanding as of April 17, 2009 was 10,804,804.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$1,212,444	$423,361
Accounts receivable, net of allowance for doubtful accounts of $553,350 in 2009 and $462,553 in 2008	2,396,761	2,445,505
Inventories	148,559	193,820
Prepaid expenses and other	98,708	84,224
Total current assets	3,856,472	3,146,910
Leasehold improvements and equipment, net of accumulated depreciation of $9,624,350 in 2009 and $9,125,376 in 2008	5,025,223	4,229,319
Intangibles, net of accumulated amortization of $896,928 in 2009 and $892,128 in 2008	14,594	19,394
Goodwill	2,302,179	2,302,179
Other assets	83,386	83,386
Total assets	$11,281,854	$9,781,188
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$1,157,072	$403,399
Accrued expenses	864,252	524,339
Revolving Line of Credit	750,000	500,000
Current maturities of long-term debt	1,463,070	1,272,508
Deferred revenues & gain on sale-leaseback transactions	173,571	299,548
Accrued interest payable	929,568	776,011
Total current liabilities	5,337,533	3,775,805
Long-term debt, less current maturities	13,699,183	13,280,368
Redeemable convertible Series C preferred stock	13,427,771	13,106,407
Commitments and contingency
Stockholders' (deficit)
Common stock	10,805	10,799
Additional paid-in capital	55,427,042	55,369,880
Accumulated deficit	(76,620,481)	(75,762,071)
Total stockholders' (deficit)	(21,182,634)	(20,381,392)
Total liabilities and stockholders' (deficit)	$11,281,854	$9,781,188

See Notes to Consolidated Financial Statements (unaudited).

Page | 1

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Revenues:
Equipment leasing	$2,570,883	$2,179,577
Administrative, field & support service revenues	131,801	74,453
Equipment sales	54,420	35,433
Other revenues	346,612	212,848
Total revenues	3,103,716	2,502,311
Operating expenses:
Cost of revenues	1,166,130	1,087,894
Research and development	318,475	339,811
Sales, general and administrative	1,916,044	2,251,803
Total operating expenses	3,400,649	3,679,508
Operating loss	(296,933)	(1,177,197)
Other income (expense):
Interest income	286	19,224
Interest expense	(288,201)	(264,984)
Total other income (expense)	(287,914)	(245,760)
Loss before provision for income taxes	(584,848)	(1,422,957)
Provision for income taxes	0	0
Net loss	$(584,848)	$(1,422,957)
Preferred stock dividends and accretion	(321,365)	(305,190)
Net loss available to common stockholders	$(906,213)	$(1,728,147)
Basic and diluted loss per common share	$(0.08)	$(0.16)
Weighted average shares of common stock outstanding	10,800,042	10,781,218

See Notes to Consolidated Financial Statements (unaudited).

Page | 2

iSECUREtrac Corp. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' (DEFICIT)
For the Three Months Ended March 31, 2009

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008	10,799,090	$10,799	$55,369,880	$(75,762,071)	$(20,381,392)
Shares issued for director's fees	5,714	6	1,994	-	2,000
Stock based compensation	-	-	102,971	-	102,971
Series C preferred stock dividends	-	-	-	(273,562)	(273,562)
Accretion to redemption value of preferred stock	-	-	(47,803)	-	(47,803)
Net loss	-	-	-	(584,848)	(584,848)
Balance, March 31, 2009	10,804,804	$10,805	$55,427,042	$(76,620,481)	$(21,182,634)

See Notes to Consolidated Financial Statements (unaudited).

Page | 3

iSECUREtrac CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities
Net loss	$(584,848)	$(1,422,957)
Depreciation and amortization	503,774	580,012
Stock based compensation	104,971	107,128
Increase in Allowance for Doubtful Accounts	90,797	34,097
(Increase) in accounts receivable	(42,053)	(228,559)
(Increase) Decrease in inventories	45,261	(76,205)
(Increase) Decrease in prepaid expenses	(14,484)	29,985
Increase in accounts payable	148,451	60,368
Increase (Decrease) in accrued expenses	339,913	(17,922)
(Decrease) in deferred revenues and gain on sale - leaseback transactions	(125,977)	(24,573)
Increase in accrued interest payable	153,557	199,735
Net cash provided by (used in) operating activities	619,362	(758,891)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(689,655)	(922,031)
(Increase) Decrease in other assets	-	(26,079)
Net cash (used in) investing activities	(689,655)	(948,110)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	1,100,000	500,000
Proceeds from Revolving Line of Credit	250,000	-
Principal payments on long-term debt	(490,624)	(209,566)
Net cash provided by financing activities	859,376	290,434
Increase (Decrease) in cash	789,083	(1,416,567)
Cash at beginning of period	423,361	3,442,712
Cash at end of period	$1,212,444	$2,026,145
Supplemental Disclosure of Cash Payments for
Interest	134,644	65,249
Supplemental Disclosure of Noncash Transactions
Purchase of leasehold improvements and equipment included in Accounts Payable	605,222	706,929

See Notes to Consolidated Financial Statements (unaudited).

Page | 4

iSECUREtrac CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  General

The unaudited interim condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008, included herein, have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) and its wholly-owned subsidiary, iSt Services, Inc., at December 31, 2008, has been taken from audited consolidated financial statements at that date.  The condensed consolidated financial statements for the three months ended March 31, 2009 and March 31, 2008 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.  Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company believes that its current working capital, combined with the expected amounts available through lease financing for its monitoring equipment described in note 5, and positive cash flow expected to be generated from operating activities will be sufficient to meet the Company’s liquidity needs through 2009.

Note 2.  Common Stock Options and Warrants

The Company may issue stock options and other types of equity-based compensation under its 2006 Omnibus Equity Incentive Plan (the “2006 Plan”) which was implemented on May 31, 2006.  This is the only plan under which the Company may now issue additional equity-based compensation.  The Company also has outstanding stock options that were issued under its 2001 Omnibus Equity Incentive Plan (the “2001 Plan”) or which were issued under employment agreements with executive officers.

During the three months ended March 31, 2009, the Company granted options to purchase a total of 3,500 shares of common stock to four employees pursuant to the 2006 Plan.  During the three months ended March 31, 2009, 32,427 options issued under the 2006 Plan were forfeited, 6,775 options issued under the 2001 Plan were forfeited and 56,250 options issued under employment agreements outside the 2006 Plan and the 2001 Plan were forfeited.  No options were exercised during the three months ended March 31, 2009.  The following table shows stock option activity during the three month period ended March 31, 2009:

Page | 5

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,734,376	$1.59		$-
Granted	3,500	0.30
Exercised	-	-
Forfeited	(95,452)	2.17
Outstanding at March 31, 2009	2,642,424	$1.56	6.47	$22,269
Exercisable at March 31, 2009	1,878,559	$1.97	5.33	$2,807

As of March 31, 2009, the aggregate intrinsic value of outstanding and exercisable options, which is the actual value of the options if exercised, was $22,269 and $2,807, respectively.

During the three month period ended March 31, 2009, warrants to purchase up to 624,737 shares of common stock expired and no warrants were granted or exercised by warrant holders.

At March 31, 2009, the Company had 2,642,424 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 2,919,798 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

The Company accounts for its share-based compensation awards under Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123(R)” or the “Statement”) which requires that the compensation cost relating to share-based compensation awards, including grants of employee stock options, be recognized in financial statements as these awards become vested, based on the grant date fair value of the equity instruments issued.

For purposes of FAS No. 123(R), the Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Risk free interest rate	3.78%	3.79%

Expected volatility factor	83.19%	82.84%

Expected option term in years	3.5 to 6.5	3.5 to 6.5

Dividends	$0.00	$0.00

Forfeitures for senior executives and non-senior executives	23% and 24%	23% and 24%

Page | 6

The risk-free interest rate is determined on the date the grant is issued.  This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of 3.5 years to 6.5 years.  Expected volatilities are based upon looking back at historical stock prices since the date of adoption of the plan.

Under FAS No. 123(R), the Company is required to estimate forfeitures of stock options. The forfeiture rate is the rate at which options are expected to be forfeited prior to full vesting.  The forfeiture rate is determined based on actual forfeiture rate experience as follows:  For each historical year of option issuance, the total options issued for the year are compared to the options forfeited prior to having vested.  For option years in which the two year vesting period has not passed, past experience is used to project future forfeitures.  The total of pro forma forfeitures is then compared to total options awarded and the resultant percentage is used as the forfeiture rate.  The estimated forfeiture rate for senior executive and non-senior executive option grants is 23% and 24%, respectively.  This rate is recalculated on an annual basis.

The annual rate of quarterly dividends is 0% since iSECUREtrac has historically not paid dividends on its common stock.

The Company recorded compensation expense of $102,971 and $105,128 for the three months ended March 31, 2009 and March 31, 2008, respectively, related to stock-based compensation awards. All expenses related to stock-based compensation awards are reflected in sales, general and administrative expenses.

As of March 31, 2009, there was approximately $280,404 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees.  The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2009	$215,601
2010	$64,726
2011	$77
Total	$280,404

Note 3.  Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009			December 31, 2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,009,260	$625,408	$383,851	$969,624	$592,072	$377,552
Leasehold improvements	239,341	129,578	109,763	239,341	113,925	125,416
Monitoring equipment	13,400,972	8,869,364	4,531,608	12,145,730	8,419,380	3,726,350
Total leasehold improvements and equipment	$14,649,573	$9,624,350	$5,025,223	$13,354,695	$9,125,376	$4,229,319

Page | 7

Note 4.  Goodwill and Intangible Assets Subject to Amortization

Goodwill is the excess of the cash paid over the fair value of the net assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year or if certain events or circumstances occur.  The Company determined that there was no impairment of goodwill as of December 31, 2008.

The Company also separately records other intangible assets that can be identified and assigned a value.  At March 31, 2009, such intangible assets consisted solely of customer monitoring contracts acquired in a prior acquisition.  The Company amortizes the initial carrying value attributable to these monitoring contracts based on the projected revenue stream of the monitoring contracts.  This amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and equaled $4,800 and $10,491 for the three month periods ended March 31, 2009, and March 31, 2008, respectively.  These intangible assets are also tested for impairment on an annual basis.

The composition of goodwill and intangible assets at March 31, 2009 and December 31, 2008, is as follows:

	March 31, 2009		December 31, 2008
		Intangibles, subject		Intangibles, subject
	Goodwill	to Amortization	Goodwill	to Amortization
Gross Carrying Amount	$2,302,179	$911,522	$2,302,179	$911,522
Accumulated Amortization	-	(896,928)	-	(892,128)
Balance	$2,302,179	$14,594	$2,302,179	$19,394

The estimated aggregate amortization expense of the intangibles is as follows:
2009	14,594
Total	$14,594

Note 5.  Accounts Payable

The Company has recorded accounts payable as follows for the three months ended March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Accounts Payable, trade	551,850	403,399
Accounts Payable, equipment manufacturer [1]	274,190	-
Accounts Payable, equipment manufacturer [2]	331,032	-
Total Accounts Payable	1,157,072	403,399

1These invoice amounts are yet to be financed. The Company expects to finance these invoices through AHK Leasing, LLC as described in Note 7, or via the Equipment Term Loan as described in Note 6.

2These invoice amounts have been financed through AHK Leasing prior to the close of the quarter as described in Note 7. The proceeds from the financing of the equipment related to these invoices is reflected in the Company's cash balance at March 31, 2009.

The Company expects to finance the acquisition of all monitoring equipment through AHK Leasing, LLC (“AHK”) as described in Note 7 or via the Equipment Term Loan as described in Note 6.

Page | 8

At March 31, 2009, the Company had completed the financing of $331,032 of equipment through AHK but had not yet remitted payment to the manufacturer for all the related equipment.  This $331,032 is included in the Company’s cash balance at March 31, 2009 and will be paid to the manufacturer when the underlying invoices become due.

Note 6.  Credit Facilities

On November 10, 2008, the Company entered into a loan agreement (the “Loan Agreement”) with Crestpark LP, Inc. (the “Lender”) and in connection with the Loan Agreement executed two separate promissory notes.  The first note is for $750,000 for working capital via a Revolving Credit Commitment and the second note is for $1,750,000 for equipment financing via an Equipment Term Loan.

The proceeds of the Revolving Credit Commitment of $750,000 were used for working capital needs and are anticipated to be repaid from cash flow generated by the operations of the Company.  The Revolving Credit Commitment has a term ending on July 1, 2010, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum.  The Company is also required to pay the Lender an unused commitment fee of 0.25% per annum on the average daily unused amount of the Revolving Credit Commitment.  For the three months ended March 31, 2009, interest expense for the Revolving Credit Commitment, including any applicable unused commitment fee, was $17,836.  During the three months ended March 31, 2009, the Company borrowed $250,000 from this Revolving Credit Commitment.  As of March 31, 2009, the Company had drawn down all of the funds available under the Revolving Credit Commitment.

The proceeds of the $1,750,000 Equipment Term Loan are to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients.  It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time.  At the Lender’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms.  The Equipment Term Loan has a term ending July 1, 2010, bears interest at a fixed rate of 12% per annum and is secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan.  The Company is also required to pay the Lender an unused commitment fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan.  For the three months ended March 31, 2009, interest expense for the Equipment Term Loan, including any applicable unused commitment fee, was $2,071.  During the three months ended March 31, 2009, the Company repaid the $50,000 borrowed during the fourth quarter of 2008.  As of March 31, 2009, the Company had $1,700,000 in proceeds still available under the Equipment Term Loan, as amounts borrowed and repaid are no longer available under the loan.

Note 7.  Long-Term Debt

Long-term debt consists of capital leases used to finance the acquisition of monitoring equipment and secured borrowings for working capital.

Under its capital lease arrangements, the Company sells its equipment to AHK, a company controlled by three stockholders of the Company, one of which is a current director.  Maturity dates on these capital leases run from June 2009 to March 2012.  During the three months ended March 31, 2009, the Company financed $1,100,000 under capital lease arrangements with AHK.  As of March 31, 2009, the aggregate balance on these capital leases totaled $3,284,778. For the three months ended March 31, 2009 and March 31, 2008, interest expense to AHK was $77,145 and $34,409, respectively.  There was no accrued interest at March 31, 2009 and December 31, 2008 to AHK.

Page | 9

As of March 31, 2009, the Company had outstanding borrowings of $11,877,475 under a secured Promissory Note payable and associated Credit and Security Agreement (the “Crestpark Note”) with Crestpark LP, Inc. (the “Lender”).  Principal on the Crestpark Note is due on the earlier of (i) July 1, 2010 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under the Crestpark Note, plus all accrued but unpaid interest.  The Company may prepay the Crestpark Note at any time without premium or penalty.  The Crestpark Note provides, among other things, that $6,455,250 of the borrowings thereunder bears interest at 7.0% per annum and that such interest will be due and payable at maturity of the Crestpark Note.  The remaining $5,422,225 of borrowings (the “Floating Tranche”) under the Crestpark Note bears interest at a floating rate equal to 2% over the prime rate (the “Base Rate”).  The portion of the interest on the Floating Tranche determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate is payable monthly.  Accrued interest on the Crestpark Note at March 31, 2009 and December 31, 2008, equaled $929,568 and $230,248, respectively.

Total interest expense for the Company for the three months ended March 31, 2009 and March 31, 2008, was $288,201 and $264,984, respectively.  Of that amount, $261,278 and $261,256 was expensed to related parties under the AHK capital leases and the Crestpark Note for the three months ended March 31, 2009 and March 31, 2008, respectively.

Note 8.  Redeemable Exchangeable Series C Preferred Stock

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

The Series C Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Series C Preferred Stock will equal the per share original issue price ($11.00 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Series C Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital.  As of March 31, 2009, the Company had accrued Series C Preferred Stock dividends totaling $3,700,928 and accretion to redemption value of the Series C Preferred Stock totaling $691,553.  Of these amounts, $273,562 and $47,802, respectively, were the amounts accrued during the three months ended March 31, 2009.

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

Page | 10

Except as otherwise required by law, the holders of shares of Series C Preferred Stock vote together with the holders of shares of the common stock of the Company on all matters submitted to the stockholders of the Company and not as a separate class, and each share of Series C Preferred Stock entitles the holder thereof to 11 votes or the equivalent amount of voting power thereof as determined by the Board of Directors.  In addition, until such time that less than 500,000 shares of Series C Preferred Stock are outstanding, the Series C Preferred Stockholders have the ability to appoint a majority of the Company’s directors.

Note 9.  Recent Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008.  Under the elected deferral, the following are assets and liabilities recognized or disclosed at fair value for which the Company has not yet applied the provisions of SFAS No. 157;  (non financial assets and liabilities in business combinations, reporting units measured at fair value in goodwill testing, indefinite lived intangibles measured at fair value for impairment testing, long lived assets measured at fair value for impairment, asset retirement obligations and liabilities for exit or disposal activities.)  The Company adopted the remaining provisions of SFAS No. 157 on January 1, 2009. The adoption of the remaining provisions of SFAS No. 157 had no material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008.  The Company adopted SFAS No. 160 for the fiscal year beginning January 1, 2009.  The adoption of SFAS No. 160 had no material impact on the financial statements of the Company.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.The Company adopted SFAS No. 141 for the fiscal year beginning January 1, 2009. SFAS No. 141 (Revised) will have an impact on any future acquisitions.

Page | 11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may contain statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of our products and the industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-Q, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and are subject to certain risks and uncertainties that may affect such outcomes, including without limitation the risks set forth in “ITEM 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition and results of operations.  Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

Overview

iSECUREtrac develops, markets, leases and services products that assist in “monitoring compliance and modifying behavior” of individuals who are under the supervision of  the criminal justice system and social service agencies, primarily in the United States.

The Company’s principal sources of revenue (reflected below as Recurring Revenue) are daily leasing of electronic monitoring equipment including access to the corresponding web-based monitoring software, and providing administrative, field and support services, generally charged on a per offender basis.

The Company’s Other Revenue consists primarily of royalties earned by the Company under the terms of  a Patent License Agreement dated May 2006 (the “Patent License Agreement”).

Results of Operations

Highlights of Operations for the three months ended March 31, 2009

As a result of the deployment of the contracts signed in late 2008 and early 2009, during the three months ended March 31, 2009, the Company reported record levels of recurring revenue which includes Equipment Leasing and Administrative, Field & Support Revenues.

The cost reduction plan and cost control measures implemented in 2008 continue to return benefits through lower costs in Research & Development (R&D) and Sales, General and Administrative (SG&A) expenses.

The combination of increased revenues and the lowered cost structure has resulted in the Operating Loss for the three months ended March 31, 2009 being the lowest in the Company’s history and the fifth consecutive quarter of improved (lower) operating loss.

In addition, as a result of increased revenues and decreased expenses, for the first time since the Company began reporting measurable revenues, the Company reported positive cash flow from operating activities for the three months ended March 31, 2009.     Without the Patent License Agreement payment, which is received annually during the first quarter, the amount of positive cash flow from operating activities would have been approximately $240,000.    The Company expects to continue to generate positive cash flow from operating activities as the Company moves towards becoming fully cash flow positive.

Page | 12

Summary of  Financial Information
The following table provides a comparison of selected financial highlights for the three months ended March 31, 2009 and 2008:

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS
Three months ended March 31, 2009 and 2008
(Rounded to nearest thousand)

	2009	2008	Change
Revenues:
Recurring revenues	$2,703,000	$2,254,000	$449,000
Other revenues	401,000	248,000	153,000
Total revenues	3,104,000	2,502,000	602,000
Costs of revenue	1,166,000	1,087,000	79,000
Gross profit margin	1,938,000	1,415,000	523,000
Gross profit margin % *	62.4%	56.6%

Research and development expenses (R&D)	319,000	340,000	(21,000)
Sales, general and administrative expenses (SG&A)	1,916,000	2,252,000	(336,000)
Total R&D and SG&A	2,235,000	2,592,000	(357,000)
Operating loss	(297,000)	(1,177,000)	880,000
Interest expense, net	(288,000)	(246,000)	(42,000)
Net loss	$(585,000)	$(1,423,000)	$838,000
Preferred stock dividends and accretion	(321,000)	(305,000)	16,000
Net loss available to common stockholders	$(906,000)	$(1,728,000)	$822,000

* Gross profit margin divided by total revenues

Quarterly Highlights

In addition to the selected financial highlights above, the following selected quarterly financial and non-financial data is important in understanding the trend in the Company’s results of operations:

Page | 13

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
5 Quarter Trend
(Rounded to nearest thousand)

	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31	March 31
	2008	2008	2008	2008	2009
Recurring Revenue
Equipment leasing	2,180,000	2,239,000	2,099,000	2,254,000	2,571,000
Administrative field & support service revenues	74,000	87,000	71,000	102,000	132,000
Total Recurring Revenue	2,254,000	2,326,000	2,170,000	2,356,000	2,703,000

Other Revenue	248,000	30,000	8,000	310,000	401,000
Total Revenue	2,502,000	2,356,000	2,178,000	2,666,000	3,104,000

Costs of Revenue	1,087,000	948,000	844,000	989,000	1,166,000

Gross profit margin	1,415,000	1,408,000	1,334,000	1,677,000	1,938,000
Gross profit margin %*	56.6%	59.8%	61.2%	62.9%	62.4%

Research & Development (R&D)	340,000	329,000	275,000	296,000	319,000

Sales, General & Administrative (SG&A)	2,252,000	2,047,000	1,817,000	2,001,000	1,916,000
Subtotal R&D and SG&A	2,592,000	2,376,000	2,092,000	2,297,000	2,235,000

Operating Loss	(1,177,000)	(968,000)	(758,000)	(620,000)	(297,000)

Total Full-Time Employees at Quarter End	91	89	80	74	73

* Gross profit margin divided by total revenues

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenue

Total Revenue
For the three month period ended March 31, 2009, the Company had total revenue of $3,104,000, an increase of 24% over the total revenue of $2,502,000 recorded for the three months ended March 31, 2008.

Recurring Revenue
The Company’s principal sources of revenue (daily leasing of electronic monitoring equipment and administrative, field and support services) which are reflected above as Recurring Revenue, grew 20% during the comparable periods. The increase in revenue is a result of an increase in the number of units under lease and the expansion of monitoring center services revenue to include GPS equipment.

Other Revenue

For the three month period ended March 31, 2009, the Company had other revenue of $401,000, an increase of 62% over the other revenue of $248,000 recorded for the three months ended March 31, 2008.  This income consists primarily of royalties earned by the Company under the terms of the Patent License Agreement and, accordingly, is dependent on the applicable revenue levels of the licensee.

The Company historically accounted for this revenue on a cash basis. During the three months ended December 31, 2008, the Company began accounting for these revenues on an accrual basis as the amount was estimable and probable of collection.  Accordingly, within the limits of the Patent License Agreement, the Company expects to continue to report this revenue on an accrual basis, however, the level of income in future periods is not expected to continue at the level reported in the three months ended March 31, 2009.

Page | 14

Cost of Revenues
Cost of revenues represents all direct costs related to delivery of monitoring equipment including amortization of the acquisition costs, repairs and maintenance of the monitoring equipment, transportation costs, communication costs associated with the equipment, as well as costs to upgrade existing units for advancements in technology.  The Company experienced an increase in cost of revenue due to an increase in royalty expenses in connection with the Pro Tech Settlement Agreement (“Settlement Agreement”) which were partly offset by a reduction in amortization of equipment and equipment upgrade and supply costs.  The net result is an increase in total cost of revenues of $79,000, to $1,166,000 from $1,087,000.

With respect to the royalty expense, the Company continues to bring GPS tracking units into compliance with the Settlement Agreement.  As of March 31, 2009 9.0% of the Company’s GPS tracking units available to generate revenue were subject to royalties; down from 13.5% at December 31, 2008.

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

R&D expenses for the three months ended March 31, 2009 were $319,000, a decrease of $21,000 over the $340,000 expensed during the three months ended March 31, 2008.  The main reason for the decrease in R&D expenses over the prior period was the cost reduction and cost control plans implemented in 2008.

The Company is currently in the process of redesigning several major software systems and has capitalized certain payroll and related costs associated with the development of the applications.  For the three months ended March 31, 2009 and 2008, the Company capitalized $0 and $28,000, respectively.  Resources for this redesign were engaged in other non-capitalizable projects during the three months ended March 31, 2009.  We expect these capitalizable projects to resume later in 2009.

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

For the three months ended March 31, 2009, SG&A expenses decreased $336,000 from the $2,252,000 reported in 2008 to the $1,916,000 reported in 2009.   Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

o	Personnel related expenses including salaries, benefits, recruiting, and travel and decreased approximately $267,000 as a result of the implemented cost control measures.

o	Consulting fees decreased approximately $50,000 as a result of the implemented cost control measures.

Page | 15

o	Advertising expense decreased approximately $27,000 as a result of the implemented cost control measures.

o	Various other expenses including legal fees, depreciation and office supplies and decreased an aggregate of approximately $52,000.

o	Bad debt expense increased approximately $60,000 in connection with the uncertainty of collectability of certain accounts receivable.

Interest Expense, Net
Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the period.  Net interest expense increased by $42,000 from $246,000 during the three months ended March 31, 2008 to $288,000 during the comparable period in 2009.  The increase is attributable to the increase in equipment purchased under capital leases, as well as the additional borrowings from Crestpark LP, Inc. in late 2008 and the three months ended March 31, 2009.  As a result of the additional borrowing from Crestpark LP, Inc. and the Company’s continuing use of capital leases to finance its equipment purchases, we expect to see net interest expense continue at or slightly above the levels recorded in the three months ended March 31, 2009.

Net Loss
The Company’s net loss for the three months ended March 31, 2009 was $585,000, a decrease of $838,000 from $1,423,000 over the comparable period in 2008 for the reasons described above.

Preferred Stock Dividends and Accretion

For the three months ended March 31, 2009, preferred stock dividends and accretion totaled $321,000, as compared to $305,000 for the three months ended March 31, 2008.  This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock.  The Series C Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Liquidity and Capital Resources

For the three months ended March 31, 2009, the Company generated $619,000 of cash in operating activities, used $689,000 in investing activities, and generated $859,000 in cash from financing activities.   The total of all cash flow activities resulted in an increase in the balance of cash for the three months ended March 31, 2009 of $789,000.

For the same period of 2008, the Company used $759,000 of cash in operating activities, used another $948,000 in investing activities, and generated $290,000 in cash from financing activities.  The total of all cash flow activities in the first quarter of 2008 resulted in a decrease in the balance of cash of $1,417,000.

The Company’s principal uses of cash are the payment of operating expenses, payments on long-term leases, including interest, and working capital(e.g. accounts receivable).   In general, the Company expects to meet these liquidity needs by generating positive cash flow from operating activities.   The Company utilizes long-term leases through AHK Leasing, LLC (“AHK”) or the Equipment Term Loan with  Crestpark (Note 6) to finance the acquisition of monitoring equipment.

The Company believes that its current working capital, combined with the expected amounts available through lease financing for our monitoring equipment described above are sufficient to meet its liquidity needs through 2009.

Page | 16

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances.  Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We do not believe that any of the accounting estimates are critical at this time, however we expect to continue to review our accounting estimates in order to determine if any of these accounting estimates are critical.  For further discussion of our significant accounting policies, refer to Note 1 – “Nature of Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

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

Page | 17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not subject to any material pending or threatened lawsuits.

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 2, 2009, the Company issued an aggregate of 5,714 shares of common stock to two directors in partial payment of directors’ fees.  The shares had a market value on the date of the board meeting of $2,000.  The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

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

Page | 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel
President & CEO

Dated: April 28, 2009

By:	/s/Lincoln Zehr
Lincoln Zehr
Chief Financial Officer

Dated: April 28, 2009

Page | 19