Form 10-Q
period 2009-06-30
ISECURETRAC CORP
filed 2009-08-11
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No ☐

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

The number of shares of issuer’s common stock outstanding as of August 7, 2009 was 10,811,630.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$1,018,743	$423,361
Accounts receivable, net of allowance for doubtful accounts of $623,334
in 2009 and $462,553 in 2008	2,028,417	2,445,505
Inventories	256,619	193,820
Prepaid expenses and other	131,431	84,224
Total current assets	3,435,210	3,146,910
Leasehold improvements and equipment, net of accumulated depreciation of $10,212,734 in 2009 and $9,125,376 in 2008	4,883,640	4,229,319
Intangibles, net of accumulated amortization of $901,728
in 2009 and $892,128 in 2008	9,794	19,394
Goodwill	2,302,179	2,302,179
Other assets	77,691	83,386
Total assets	$10,708,514	$9,781,188
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$339,575	$403,399
Accrued expenses	1,138,064	524,339
Revolving Line of Credit	750,000	500,000
Current maturities of long-term debt	1,594,112	1,272,508
Deferred revenues & gain on sale-leaseback transactions	142,244	299,548
Accrued interest payable	1,086,640	776,011
Total current liabilities	5,050,635	3,775,805
Long-term debt, less current maturities	13,709,078	13,280,368
Redeemable convertible Series C preferred stock	13,752,411	13,106,407
Commitments and contingency
Stockholders' (deficit)
Common stock	10,808	10,799
Additional paid-in capital	55,482,443	55,369,880
Accumulated deficit	(77,296,861)	(75,762,071)
Total stockholders' (deficit)	(21,803,610)	(20,381,392)
Total liabilities and stockholders' (deficit)	$10,708,514	$9,781,188

See Notes to Consolidated Financial Statements (unaudited).

Page | 2

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended

	2009	2008	2009	2008
Revenues:
Equipment leasing	$2,947,849	$2,239,019	$5,518,732	$4,418,596
Administrative, field & support service revenues	116,065	86,700	247,866	161,153
Equipment sales	25,807	23,958	79,918	59,390
Other revenues	101,834	6,004	448,755	218,852
Total revenues	3,191,555	2,355,681	6,295,271	4,857,992
Operating expenses:
Cost of revenues	1,172,618	948,121	2,338,748	2,036,015
Research and development	250,963	328,747	569,438	668,558
Sales, general and administrative	1,861,908	2,046,532	3,777,952	4,298,335
Total operating expenses	3,285,489	3,323,400	6,686,138	7,002,908
Operating loss	(93,934)	(967,719)	(390,867)	(2,144,916)
Other income (expense):
Interest income	314	4,843	600	24,067
Interest expense	(306,155)	(268,388)	(594,356)	(533,372)
Total other income (expense)	(305,841)	(263,545)	(593,756)	(509,305)
Loss before provision for income taxes	(399,775)	(1,231,264)	(984,624)	(2,654,220)
Provision for income taxes	0	0	0	0
Net loss	$(399,776)	$(1,231,264)	$(984,624)	$(2,654,220)
Preferred stock dividends and accretion	(324,641)	(305,190)	(646,006)	(610,380)
Net loss available to common stockholders	$(724,417)	$(1,536,454)	$(1,630,630)	$(3,264,601)
Basic and diluted loss per common share	$(0.07)	$(0.14)	$(0.15)	$(0.30)
Weighted average shares of common stock outstanding	10,806,399	10,785,534	10,803,963	10,783,583

See Notes to Consolidated Financial Statements (unaudited).

Page | 3

iSECUREtrac Corp. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' (DEFICIT)
For the Six Months Ended June 30, 2009

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008	10,799,090	$10,799	$55,369,880	$(75,762,071)	$(20,381,392)
Shares issued for director's fees	8,612	9	3,991	-	4,000
Stock issued upon exercise of options	-	-	162	-	162
Stock based compensation	-	-	204,251	-	204,251
Series C preferred stock dividends	-	-	-	(550,166)	(550,166)
Accretion to redemption value of preferred stock	-	-	(95,842)	-	(95,842)
Net loss	-	-	-	(984,624)	(984,624)
Balance, June 30, 2009	10,807,702	$10,808	$55,482,443	$(77,296,861)	$(21,803,610)

See Notes to Consolidated Financial Statements (unaudited).

Page | 4

iSECUREtrac CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities
Net loss	$(984,624)	$(2,654,220)
Depreciation and amortization	1,096,958	1,143,794
Stock based compensation	208,251	214,347
Increase in Allowance for Doubtful Accounts	160,781	33,112
(Increase) Decrease in accounts receivable	256,307	(254,606)
(Increase) in inventories	(62,799)	(57,681)
(Increase) Decrease in prepaid expenses	(47,207)	29,129
(Decrease) in accounts payable	(146,514)	(708,771)
Increase (Decrease) in accrued expenses	613,725	(23,625)
(Decrease) in deferred revenues and gain on sale - leaseback transactions	(157,304)	(22,845)
Increase in accrued interest payable	310,629	383,580
Net cash provided by (used in) operating activities	1,248,203	(1,917,786)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(1,658,992)	(1,960,112)
Decrease in other assets	5,695	14,537
Net cash (used in) investing activities	(1,653,297)	(1,945,575)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	1,700,000	1,600,000
Proceeds from revolving line of credit	250,000	-
Principal payments on long-term debt	(949,686)	(473,109)
Proceeds from the exercise of options and warrants	162	-
Net cash provided by financing activities	1,000,476	1,126,891
Increase (Decrease) in cash	595,382	(2,736,470)
Cash at beginning of period	423,361	3,442,712
Cash at end of period	$1,018,743	$706,242
Supplemental Disclosure of Cash Payments for
Interest	283,727	149,792
Supplemental Disclosure of Noncash Transactions
Purchase of leasehold improvements and equipment included in accounts payable	82,686	97,535

See Notes to Consolidated Financial Statements (unaudited).

Page | 5

iSECUREtrac CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  General

The unaudited interim condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008, included herein, have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) and its wholly-owned subsidiary, iSt Services, Inc., at December 31, 2008, has been taken from the audited consolidated financial statements at that date.  The condensed consolidated financial statements for the three and six months ended June 30, 2009 and June 30, 2008 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations and cash flows for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.  Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

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

During the three and six months ended June 30, 2009, the Company granted options to purchase a total of 38,000 and 41,500 shares of common stock to nine and thirteen employees, respectively,  pursuant to the 2006 Plan.  During the three and six months ended June 30, 2009, 22,646 and 55,073 options issued under the 2006 Plan were forfeited, 2,500 and 9,275 options issued under the 2001 Plan were forfeited and 0 and 56,250 options issued under employment agreements outside the 2006 Plan and the 2001 Plan, respectively, were forfeited.  During the three and six months ended June 30, 2009, 292 and 292 options were exercised.  The following table shows stock option activity during the six month period ended June 30, 2009:

Page | 6

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,734,376	$1.59		$-
Granted	41,500	0.64
Exercised	(292)	0.56
Forfeited	(120,598)	0.71
Outstanding at June 30, 2009	2,654,986	$1.56	6.26	$151,996
Exercisable at June 30, 2009	2,045,053	$1.88	5.38	$45,629

As of June 30, 2009, the aggregate intrinsic value of outstanding and exercisable options, which is the actual value of the options if exercised, was $151,996 and $45,629, respectively.

During the three and six months ended June 30, 2009, warrants to purchase up to 459,028 and 1,083,765 shares of common stock expired and no warrants were granted or exercised by warrant holders.

At June 30, 2009, the Company had 2,654,986 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 2,460,770 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

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

For purposes of FAS No. 123(R), the Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

Page | 7

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Risk free interest rate	3.77%	3.79%
Expected volatility factor	83.22%	82.84%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	23% and 24%	23% and 24%

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

The Company recorded compensation expense of $101,281 and $204,251 for the three and six months ended June 30, 2009, respectively, compared to $105,218 and $210,347 for the same periods in 2008 related to stock-based compensation awards. All expenses related to stock-based compensation awards are reflected in sales, general and administrative expenses.

As of June 30, 2009, there was approximately $192,411 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees.  The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2009	$122,495
2010	$69,361
2011	$555
Total	$192,411

Page | 8

Note 3.  Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009			December 31, 2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,067,086	$660,693	$406,393	$969,624	$592,072	$377,552
Leasehold improvements	239,341	145,231	94,110	239,341	113,924	125,417
Monitoring equipment	13,789,947	9,406,810	4,383,137	12,145,730	8,419,380	3,726,350
Total leasehold improvements and equipment	$15,096,374	$10,212,734	$4,883,640	$13,354,695	$9,125,376	$4,229,319

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

The Company also separately records other intangible assets that can be identified and assigned a value.  At June 30, 2009, such intangible assets consisted solely of customer monitoring contracts acquired in a prior acquisition.  The Company amortizes the initial carrying value attributable to these monitoring contracts based on the projected revenue stream of the monitoring contracts.  This amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and equaled $4,800 and $9,600 for the three and six month periods ended June 30, 2009, respectively, compared to $10,490 and $20,981 for the same periods in 2008.  These intangible assets are also tested for impairment on an annual basis.

The composition of goodwill and intangible assets at June 30, 2009 and December 31, 2008, is as follows:

	June 30, 2009		December 31, 2008
		Intangibles, subject		Intangibles, subject
	Goodwill	to Amortization	Goodwill	to Amortization
Gross Carrying Amount	$2,302,179	$911,522	$2,302,179	$911,522
Accumulated Amortization	-	(901,728)	-	(892,128)
Balance	$2,302,179	$9,794	$2,302,179	$19,394

The estimated aggregate future amortization expense of the intangibles is as follows:
2009		9,794
Total		$9,794

Page | 9

Note 5.  Accounts Payable

The Company has recorded accounts payable as follows for the six months ended June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Accounts Payable, trade	256,889	403,399
Accounts Payable, equipment manufacturer [1]	57,680	-
Accounts Payable, equipment manufacturer [2]	25,006	-
Total Accounts Payable	339,575	403,399

1These invoice amounts are yet to be financed.  The Company expects to finance these invoices through AHK Leasing, LLC as described in Note 7, or via the Equipment Term Loan as described in Note 6.

2These invoice amounts have been financed through AHK Leasing prior to the close of the quarter as described in Note 7.  The proceeds from the financing of the equipment related to these invoices is reflected in the Company's cash  balance at June 30, 2009.

The Company expects to finance the acquisition of all monitoring equipment through AHK Leasing, LLC (“AHK”) as described in Note 7 or via the Equipment Term Loan as described in Note 6.

At June 30, 2009, the Company had completed the financing of $25,006 of equipment through AHK but had not yet remitted payment to the manufacturer for all the related equipment.  This $25,006 is included in the Company’s cash balance at June 30, 2009 and will be paid to the manufacturer when the underlying invoices become due.

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

The proceeds of the Revolving Credit Commitment of $750,000 were used for working capital needs and are anticipated to be repaid from cash flow generated by the operations of the Company.  The Revolving Credit Commitment has a term ending on July 1, 2010, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum.  The Company is also required to pay the Lender an unused commitment fee of 0.25% per annum on the average daily unused amount of the Revolving Credit Commitment.  For the three and six months ended June 30, 2009, interest expense for the Revolving Credit Commitment, including any applicable unused commitment fee, was $22,438 and $40,274, respectively, as compared to $0 for the three and six months ended June 30, 2008.  As of June 30, 2009, the Company had drawn down all of the funds available under the Revolving Credit Commitment.

Page | 10

The proceeds of the $1,750,000 Equipment Term Loan are to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients.  It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time.  At the Lender’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms.  The Equipment Term Loan has a term ending July 1, 2010, bears interest at a fixed rate of 12% per annum and is secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan.  The Company is also required to pay the Lender an unused commitment fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan.  For the three and six months ended June 30, 2009, interest expense for the Equipment Term Loan, including any applicable unused commitment fee, was $1,060 and $3,131, respectively, as compared to $0 for the three and six months ended June 30, 2008.  As of June 30, 2009, the Company had $1,700,000 in proceeds still available under the Equipment Term Loan, as amounts borrowed and repaid are no longer available under the loan.  As of June 30, 2009, all amounts previously borrowed under the Equipment Term Loan have been repaid.

Note 7.  Long-Term Debt

Long-term debt consists of capital leases used to finance the acquisition of monitoring equipment and secured borrowings for working capital.

Under its capital lease arrangements, the Company sells its equipment to AHK, a company controlled by three stockholders of the Company, one of which is a current director.  Maturity dates on these capital leases run from August 2009 to June 2012.  During the three and six months ended June 30, 2009, the Company financed $600,000 and $1,700,000, respectively, under capital lease arrangements with AHK.  As of June 30, 2009, the aggregate balance on these capital leases totaled $3,425,715. For the three and six months ended June 30, 2009 interest expense to AHK was $91,422 and $168,566, respectively, as compared to $47,869 and $82,278 for the three and six months ended June 30, 2008, respectively.  There was no accrued interest at June 30, 2009 and December 31, 2008 due to AHK.

As of June 30, 2009, the Company had outstanding borrowings of $11,877,475 under a secured Promissory Note payable and associated Credit and Security Agreement (the “Crestpark Note”) with Crestpark LP, Inc. (the “Lender”).  Principal on the Crestpark Note is due on the earlier of (i) July 1, 2010 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under the Crestpark Note, plus all accrued but unpaid interest.  The Company may prepay the Crestpark Note at any time without premium or penalty.  The Crestpark Note provides, among other things, that $6,455,250 of the borrowings thereunder bears interest at 7.0% per annum and that such interest will be due and payable at maturity of the Crestpark Note.  The remaining $5,422,225 of borrowings (the “Floating Tranche”) under the Crestpark Note bears interest at a floating rate equal to 2% over the prime rate (the “Base Rate”).  The portion of the interest on the Floating Tranche determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate is payable monthly.  Accrued interest on the Crestpark Note at June 30, 2009 and December 31, 2008, equaled $1,086,640 and $772,545, respectively.

Total interest expense for the Company for the three and six months ended June 30, 2009 was $306,155 and $594,356, respectively, compared to $268,388 and $533,372 during the same periods in 2008.  Of that amount, $275,907 and $537,185 was expensed to related parties under the AHK capital leases and the Crestpark Note for the three and six months ended June 30, 2009, respectively, compared to $259,126 and $520,382 during the same periods in 2008.

Page | 11

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

The Series C Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Series C Preferred Stock will equal the per share original issue price ($11.00 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Series C Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital.  As of June 30, 2009, the Company had accrued Series C Preferred Stock dividends totaling $3,977,530 and accretion to redemption value of the Series C Preferred Stock totaling $755,802.  Of these amounts, $276,602 and $48,039, respectively, were accrued during the three months ended June 30, 2009.

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

Note 9.  Subsequent Events.

On July 21, 2009, the Company paid down $200,000 of the $750,000 borrowed under the Company’s Revolving Credit Commitment  with Crestpark LP, Inc.  The terms of the Revolving Credit Commitment, as outlined in Note 6 allow for the Company to re-draw these funds and as such, subsequent to this payment to Crestpark LP, Inc.  the Company has $200,000 available to be borrowed under the Revolving Credit Commitment.

On July 28, 2009, the Company drew down approximately $82,000 from the Equipment Term Loan with Crespark LP, Inc. also described in Note 6.  As a result of this advance, the Company has remaining approximately $1,618,000 of credit available under the agreement.

The Company evaluated events and transactions through August 11, 2009 for potential recognition or disclosure in our financial statements.  Besides those noted above, there are no additional matters which require disclosure.

Page | 12

Note 10.  Recent Accounting Pronouncements

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

In April 2009, the FASB issued Financial Staff Position (“FSP”) 107-1 “Interim Disclosures about Fair Value of Financial Instruments”.  FSP 107-1 requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

FSP 107-1 is effective for periods ending after June 15, 2009.   The Company adopted the staff positions for its second  quarter 10-Q. The staff positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.

Page | 13

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”.  SFAS 165 provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 9 for Management’s evaluation of subsequent events.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. In SFAS No. 166, the FASB improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   SFAS No. 166 shall be effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Our adoption of SFAS No. 166 will not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). In SFAS No. 167, the FASB replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and requires additional disclosures about an enterprise’s involvement in variable interest entities.  SFAS No. 167 shall be effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Our adoption of SFAS No. 167 will not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. In SFAS No. 168, the FASB identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities.   SFAS No. 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our adoption of SFAS No. 168 will not have a material effect on our consolidated financial statements.

Note 11.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value;

Accounts receivable:  The carrying amount approximate fair value.

Long-term debt:  Based on the borrowing rates available to the Company for bank loans with similar terms and maturities, the carrying value approximates fair value due to the short maturity dates.

Accounts payable and accrued expenses:  The carrying amount approximates fair value.

Redeemable Exchangeable Series C Preferred Stock:  The Company estimates the fair value of this instrument to be approximately $18,600,000 at June 30, 2009 using a discount rate 5%.

Page | 14

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

Results of Operations

Highlights of Operations for the three months ending June 30, 2009

Revenue Growth and Reduced Loss
The deployment of the contracts signed in late 2008 and early 2009 continued into the three months ended June 30, 2009 during which the Company again reported record levels of recurring revenue.  In addition, the cost reduction plan and cost control measures implemented in mid-2008 continue to return benefits through lower costs.

In comparison to the same period in 2008, during the three months ended June 30, 2009, the Company reported a 35% increase in total revenue and an $874,000 decrease in the reported operating loss.  Dating back to January 2008, the Company has now reported six consecutive quarters of significantly improving (lower) operating loss and net loss.

Positive Cash Flow
For the three months ended June 30, 2009, the Company reported approximately $629,000 of net cash provided by operating activities - as defined in the Consolidated Statement of Cash Flows.  This was the second consecutive quarter of net cash provided by operating activities and year-to-date the Company has reported over $1,200,000 of net cash provided by operating activities.

Page | 15

More specifically, the positive cash flow from operating activities for the three months ended June 30, 2009 was sufficient to cover the Company’s principal payments on long-term debt for the second consecutive quarter as more fully discussed below.

Summary of  Financial Information
The following table provides a comparison of selected financial highlights for the three months ended June 30, 2009 and 2008:

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS
Three months ended June 30, 2009 and 2008
(Rounded to nearest thousand)

	2009	2008	Change
Revenues:

Recurring revenues	$3,064,000	$2,326,000	$738,000
Other revenues	128,000	30,000	98,000
Total revenues	3,192,000	2,356,000	836,000
Costs of revenue	1,173,000	948,000	225,000
Gross profit margin	2,019,000	1,408,000	611,000
Gross profit margin %	63.3%	59.8%

Research and development expenses (R&D)	251,000	329,000	(78,000)

Sales, general and administrative expenses (SG&A)	1,862,000	2,047,000	(185,000)
Total R&D and SG&A	2,113,000	2,376,000	(263,000)
Operating loss	(94,000)	(968,000)	874,000
Interest expense, net	(306,000)	(264,000)	(42,000)
Net loss	$(400,000)	$(1,232,000)	$832,000
Preferred stock dividends and accretion	(325,000)	(305,000)	20,000
Net loss available to common stockholders	$(725,000)	$(1,537,000)	$812,000

Page | 15

Quarterly Highlights

In addition to the selected financial highlights above, the following selected quarterly financial and non-financial data over the past 5 quarters is important in understanding the trend in the Company’s results of operations:

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
5 Quarter Trend
(Rounded to nearest thousand)

	Three Months	Three Months	Three Months	Three Months	Three Months
	Ending	Ending	Ending	Ending	Ending
	June 30	September 30	December 31	March 31	June 30
	2008	2008	2008	2009	2009
Recurring Revenue
Equipment leasing	2,239,000	2,099,000	2,254,000	2,571,000	2,948,000
Admin Revenue	87,000	71,000	102,000	132,000	116,000
Total Recurring Revenue	2,326,000	2,170,000	2,356,000	2,703,000	3,064,000

Other Revenue	30,000	8,000	310,000	401,000	128,000
Total Revenue	2,356,000	2,178,000	2,666,000	3,104,000	3,192,000

Costs of Revenue	948,000	844,000	989,000	1,166,000	1,173,000

Gross profit margin	1,408,000	1,334,000	1,677,000	1,938,000	2,019,000
Gross profit margin percentage*	59.8%	61.2%	62.9%	62.4%	63.3%

Research & Development (R&D)	329,000	275,000	296,000	319,000	251,000

Selling General & Administrative (SG&A)	2,047,000	1,817,000	2,001,000	1,916,000	1,862,000
Subtotal R&D and SG&A	2,376,000	2,092,000	2,297,000	2,235,000	2,113,000

Operating Loss	(968,000)	(758,000)	(620,000)	(297,000)	(94,000)

Total Full-Time Employees at Quarter End	89	80	74	73	74
*Gross profit margin percentage = Gross profit margin/Total Revenue

Because the Company finances the vast majority of all equipment purchases through long-term leases, the investing activities (e.g. purchase of leasehold improvements and equipment) of the Company are generally offset by the proceeds of long-term debt reported in financing activities.  Accordingly in evaluating the cash flow of operations, management looks at the net cash provided by operating activities (as per the Consolidated Statement of Cash Flows) and subtracts the principal payments on long-term debt.

For the three months ended March 31, 2009 and June 30, 2009, the Company generated positive cash flow from operations as described above, to cover the principal payments on long-term debt as follows:

Page | 16

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
Three  months ended March 31, 2009  and June 30, 2009 and six months ended June 30, 2009
(Rounded to nearest thousand)

			Six Months
	Three Months Ended		Ended
	March 31, 2009	June 30, 2009	June 30, 2009
Cash Flows From Operating Activities
Net loss	$(585,000)	$(400,000)	$(985,000)
Depreciation and amortization	504,000	593,000	1,097,000
Stock based compensation	105,000	103,000	208,000
Increase in Allowance for Doubtful Accounts	91,000	70,000	161,000
(Increase) Decrease in accounts receivable	(42,000)	298,000	256,000
(Increase) Decrease in inventories	45,000	(108,000)	(63,000)
(Increase) in prepaid expenses	(14,000)	(33,000)	(47,000)
Increase (Decrease) in accounts payable	148,000	(295,000)	(147,000)
Increase in accrued expenses	340,000	274,000	614,000
Decrease in deferred revenues and gain on sale - leaseback transactions	(126,000)	(31,000)	(157,000)
Increase in accrued interest payable	153,000	158,000	311,000
			-
Net cash provided by operating activities	619,000	629,000	1,248,000

Principal payments on long-term debt	(491,000)	(459,000)	(950,000)

Net cash provided by operating activities less principal payments on long-term debt	$128,000	$170,000	$298,000

For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

Revenue

Total Revenue
For the three month and six month periods ended June 30, 2009, the Company had total revenue of $3,192,000, and $6,296,000, respectively compared with $2,356,000 and $4,858,000 for the same periods in 2008 which represent increases of 35% and 30%.

Recurring Revenue
The Company’s principal sources of revenue (daily leasing of electronic monitoring equipment and administrative, field and support services) which are reflected above as Recurring Revenue, grew 32% and 26% for the three and six month periods ended June 30, 2009, respectively,  in comparison to the three and six month periods ended June 30, 2008. The increase in revenue is a result of an increase in the number of units under lease and an increase in the number of units utilizing the Company’s administrative, field and support services.

Other Revenue

For the three and six month periods ended June 30, 2009, the Company had other revenue of $128,000, and $529,000 an increase of $98,000 and $251,000 over the $30,000 and $278,000  recorded for the three and six months ended June 30, 2008.  This revenue consists primarily of income in connection with a  Patent License Agreement signed in May of 2006 which is dependent on the revenue levels of the licensee  as well as the periodic sale of equipment to customers.

Page | 17

For all periods prior to and including the period ending September 30, 2008, revenue related to the Patent License Agreement was accounted for on a cash basis. During the three months ended December 31, 2008, the Company began accounting for these revenues on an accrual basis as the amount was then estimable and probable of collection.  Accordingly, within the limits of the Patent License Agreement, the Company expects to continue to report this revenue on an accrual basis.

The Company has historically experienced a slight seasonal dip in revenue during the three months ended September 30th.  Management believes the cause of the seasonality is the result of several of the Company’s multi-year contracts re-pricing to a lower daily price as well as agencies delaying the award of new contracts or rolling out or increasing programs in the preceding quarter due to  the state or local agency being out of funds until the new budget year begins on July 1st.  The result is that revenue for the three months ending September 30th has historically been flat or below the revenue for the preceding three month period.

In looking forward management recognizes it is possible that the revenue for the three months ending September 30, 2009, could be flat in relation to the revenue for the three months ended June 30, 2009 but is expected to remain 30%+ above the revenue reported for the comparable period in 2008.

Subsequent to June 30, 2009 the Company has been verbally awarded several contracts that are expected to  begin implementation during the second half of 2009.   The exact timing of those implementations will have an impact on the revenue reported for the three months ended September 30, 2009 and December 31, 2009.

Cost of Revenues
Cost of revenues represents all direct costs related to delivery of proprietary and third-party monitoring equipment including amortization of the acquisition costs, lease costs on third-party equipment,  repairs and maintenance of the monitoring equipment, royalty expenses, transportation costs, communication costs associated with the equipment, as well as costs to upgrade existing units for advancements in technology.

The increased cost of revenues for the three months and six months ended June 30, 2009 are generally associated with the increased number of proprietary and third-party units deployed and increased royalty expense.

With respect to the royalty expense, the Company continues to bring GPS tracking units into compliance with the Settlement Agreement.  As of June 30, 2009 7.6% of the Company’s GPS tracking units available to generate revenue were subject to royalties; down from 13.5% at December 31, 2008 and 9% at March 31, 2009.

Management anticipates that as the Company continues to experience revenue growth there will be an increase in Cost of Revenues proportionate to growth.

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

Page | 18

R&D expenses for the three and six months ended June 30, 2009 were $251,000 and $569,000 respectively, decreases of $78,000 and $100,000 over the $329,000 and $669,000 reported during the three and six months ended June 30, 2008.  The main reasons for the decrease in R&D costs were the cost reduction and cost control plans implemented in 2008 and the capitalization of costs as outlined below.

The Company is currently in the process of redesigning several major software systems and technology improvements and has capitalized certain payroll and related costs associated with the related development of the applications and technology.   For the three and six months ended June 30, 2009  the Company capitalized $81,000 of costs. For the three and six months ended June 30, 2008 the Company capitalized $24,000 and $52,000 respectively.

Over the remainder of the year management anticipates continuing to have resources dedicated to capitalizable projects.  Accordingly, the reported R&D in future periods will be in part dependent on the resources devoted to these projects.

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

For the three month period ended June 30, 2009, SG&A expenses decreased $185,000 from  $2,047,000 reported in 2008 to $1,862,000 reported in 2009.   Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

o	Personnel related expenses included salaries, benefits, recruiting, and travel decreased approximately $182,000 as a result of the implemented cost control measures.

o	Consulting fees decreased $21,000 as a result of the implemented cost control measures.

o	Office supplies decreased $23,000 as a result of the implemented cost control measures

o	Corporate insurance decreased $19,000

o	Legal and accounting fees increased $25,000

o	Bad debt expense increased $41,000 in connection with the uncertainty of collectability of certain accounts receivable

o	Various other expenses including depreciation, advertising and ether expenses decreased an aggregate of $6,000 as a result of the implemented cost control measures

For the six month period ended June 30, 2009, SG&A expenses decreased $520,000 from $4,298,000 reported in 2008 to  $3,778,000 reported in 2009.   Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

o	Personnel related expenses included salaries, benefits, recruiting, and travel decreased approximately $430,000 as a result of the implemented cost control measures.

Page | 19

o	Consulting fees decreased $71,000 as a result of the implemented cost control measures.

o	Office supplies decreased $39,000 as a result of the implemented cost control measures

o	Corporate insurance decreased $18,000

o	Bad debt expense increased $100,000 in connection with the uncertainty of collectability of certain accounts receivable

o	Various other expenses including depreciation, advertising and other expenses decreased an aggregate of $62,000 as a result of the implemented cost control measures

Management anticipates that as the Company continues to experience revenue growth there will be a relative increase in SG&A expenses commensurate with the growth.

Interest Expense, Net
Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. During the three and six months ended June 30, 2009 the Company reported net interest expense of $306,000 and $594,000, respectively, increases of $42,000 and $85,000 over the $264,000 and $509,000 reported for the three  and six months ended June 30, 2008.  The increases are attributable to the increase in equipment purchased under capital leases, as well as the additional borrowings from Crestpark LP, Inc. in late 2008 and the three months ended March 31, 2009.

As a result of the additional borrowing from Crestpark LP, Inc. and the Company’s continuing use of capital leases to finance its equipment purchases, we expect to see net interest expense continue at or slightly above the levels recorded in the three months ended June 30, 2009.

Net Loss
The Company’s net loss for the three and six month periods ended June 30, 2009 was $400,000, and $985,000 an improvement of $831,000 and $1,669,000 over the comparable periods in 2008 for the reasons described above.

Preferred Stock Dividends and Accretion

For the three and six month periods ended June 30, 2009, preferred stock dividends and accretion totaled $325,000 and $646,000 as compared to $305,000 and $610,000 for the three and six month periods ended June 30, 2008.  This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock.  The Series C Exchangeable Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Liquidity and Capital Resources

For the six months ended June 30, 2009, the Company generated $1,248,000 of cash from operating activities. Investing activities used $1,653,000 of cash and financing activities generated cash of $1,000,000.   The total of all cash flow activities resulted in an increase in the balance of cash for the six months ended June 30, 2009 of $595,000.

Page | 20

For the same period of 2008, the Company used $1,918,000 of cash in operating activities, used another $1,946,000 in investing activities, and generated $1,127,000 in cash from financing activities.  The total of all cash flow activities in the six months ended June 30, 2008 resulted in a decrease in the balance of cash of $2,736,000

The Company’s principal uses of cash are the payment of operating expenses, payments on long-term leases, including interest, and working capital (e.g. accounts receivable).   In general, the Company expects to meet these liquidity needs by generating positive cash flow from operating activities.   The Company utilizes long-term leases through AHK Leasing, LLC (“AHK”) or the Equipment Term Loan with Crestpark (Note 6) to finance the acquisition of monitoring equipment.

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

Page | 21

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

Page | 22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2009, the Company issued an aggregate of 2,898 shares of common stock to two directors in partial payment of directors’ fees.  The shares had a market value on the date of the board meeting of $2,000.  The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholder was held on April 29, 2009.  At the annual meeting, stockholders voted to:

(i)	elect three directors of the Company by the holders of the Common Stock to serve for a one-year term;

(ii)	elect two directors of the Company by the holders of the Series C Preferred Stock to serve for a one-year term; and

(iii)	ratify the appointment of McGladrey & Pullen, LLP as our independent auditors for the fiscal year ending December 31, 2009

There were 10,804,804  shares of Common Stock entitled to vote at the meeting, of which 8,960,134 (82.93%)  were represented at the meeting, and 1,000,000 shares of Series C Preferred Stock entitled to vote at the meeting, of which 100% were represented at the meeting.

Page | 23

The voting results were as follows:

Election of  Directors by holders of Common Stock

Name	For	Authority Withheld

Roger J. Kanne	7,667,315	1,292,819

Peter A. Michel	7,667,315	1,292,819

Ravi Nath	7,667,315	1,292,819

Election of Directors by holders of Series C Preferred Stock

Name	For	Authority Withheld

Robert Korba	1,000,000	-

Joseph Ethridge	1,000,000	-

Ratification of Auditors

For	Against	Abstained

7,549,281	203,031	1,410,980

As a result, each nominee for director was elected to the Board of Directors for the term set forth above and the appointment of McGladrey & Pullen, LLP as our independent auditors for the fiscal year ending December 31, 2009 was duly ratified by the stockholders.

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

Page | 24

(3)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on December 14, 2006 (Commission File No. 0-26455).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel
President & CEO

Dated: August 11, 2009

By:	/s/Lincoln Zehr
Lincoln Zehr
Chief Financial Officer

Dated: August 11, 2009

Page | 25