Form 10-Q
period 2009-09-30
ISECURETRAC CORP
filed 2009-11-05
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)
☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

The number of shares of issuer’s common stock outstanding as of November 3, 2009 was 10,816,392.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$1,090,341	$423,361
Accounts receivable, net of allowance for doubtful accounts of $656,630 in 2009 and $462,553 in 2008	1,924,761	2,445,505
Inventories	288,300	193,820
Prepaid expenses and other	117,802	84,224
Total current assets	3,421,204	3,146,910
Leasehold improvements and equipment, net of accumulated depreciation of $10,764,157 in 2009 and $9,125,376 in 2008	4,427,515	4,229,319
Intangibles, net of accumulated amortization of $906,530 in 2009 and $892,128 in 2008	4,993	19,394
Goodwill	2,302,179	2,302,179
Other assets	77,690	83,386
Total assets	$10,233,581	$9,781,188
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$475,866	$403,399
Accrued expenses	1,185,447	524,339
Revolving Line of Credit	550,000	500,000
Equipment Term Loan	82,407	50,000
Current maturities of long-term debt	1,589,745	1,222,508
Deferred revenues & gain on sale-leaseback transactions	131,578	299,548
Accrued interest payable	1,247,466	776,011
Total current liabilities	5,262,509	3,775,805
Long-term debt, less current maturities	13,319,296	13,280,368
Redeemable convertible Series C preferred stock	14,102,700	13,106,407
Commitments and contingency
Stockholders' (deficit)
Common stock	10,811	10,799
Additional paid-in capital	55,515,208	55,369,880
Accumulated deficit	(77,976,943)	(75,762,071)
Total stockholders' (deficit)	(22,450,924)	(20,381,392)
Total liabilities and stockholders' (deficit)	$10,233,581	$9,781,188

See Notes to Consolidated Financial Statements (unaudited).

Page | 1

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	2009	2008	2009	2008
Revenues:
Equipment revenue	$2,924,535	$2,098,798	$8,522,876	$6,563,284
Services revenue	106,786	71,183	354,652	232,336
Royalty revenue	179,869	8,163	628,933	240,515
Total revenues	3,211,190	2,178,144	9,506,461	7,036,135
Operating expenses:
Cost of revenues	1,172,145	843,715	3,510,893	2,879,730
Research and development	315,801	275,513	885,239	944,071
Sales, general and administrative	1,796,365	1,817,153	5,574,317	6,115,488
Total operating expenses	3,284,311	2,936,381	9,970,449	9,939,289
Operating loss	(73,121)	(758,237)	(463,988)	(2,903,154)
Other income (expense):
Interest income	36	2,148	636	26,215
Interest expense	(304,987)	(289,824)	(899,343)	(823,196)
Total other income (expense)	(304,951)	(287,676)	(898,707)	(796,981)
Loss before provision for income taxes	(378,072)	(1,045,913)	(1,362,695)	(3,700,135)
Provision for income taxes	0	0	0	0
Net loss	$(378,072)	$(1,045,913)	$(1,362,695)	$(3,700,135)
Preferred stock dividends and accretion	(350,289)	(328,771)	(996,295)	(939,151)
Net loss available to common stockholders	$(728,361)	$(1,374,684)	$(2,358,990)	$(4,639,286)
Basic and diluted loss per common share	$(0.07)	$(0.13)	$(0.22)	$(0.43)
Weighted average shares of common stock outstanding	10,809,812	10,789,701	10,806,114	10,783,169

See Notes to Consolidated Financial Statements (unaudited).

Page | 2

iSECUREtrac Corp. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' (DEFICIT)
For the Nine Months Ended September 30, 2009

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008	10,799,090	$10,799	$55,369,880	$(75,762,071)	$(20,381,392)
Shares issued for director's fees	12,248	12	5,988	-	6,000
Stock issued upon exercise of options	-	-	162	-	162
Stock based compensation	-	-	283,296	-	283,296
Series C preferred stock dividends	-	-	-	(852,177)	(852,177)
Accretion to redemption value of preferred stock	-	-	(144,118)	-	(144,118)
Net loss	-	-	-	(1,362,695)	(1,362,695)
Balance, September 30, 2009	10,811,338	$10,811	$55,515,208	$(77,976,943)	$(22,450,924)

See Notes to Consolidated Financial Statements (unaudited).

Page | 3

iSECUREtrac CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities
Net loss	$(1,362,695)	$(3,700,135)
Depreciation and amortization	1,653,182	1,657,553
Stock based compensation	289,296	314,350
Increase in Allowance for Doubtful Accounts	194,077	54,219
(Increase) Decrease in accounts receivable	326,667	(29,513)
(Increase) in inventories	(94,480)	(68,180)
(Increase) in prepaid expenses	(33,578)	(20,256)
Increase (Decrease) in accounts payable	42,988	(660,256)
Increase (Decrease) in accrued expenses	661,108	(113,885)
(Decrease) in deferred revenues and gain on sale - leaseback transactions	(167,970)	(38,852)
Increase in accrued interest payable	471,455	568,342
Net cash provided by (used in) operating activities	1,980,050	(2,036,613)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(1,807,499)	(2,138,839)
Decrease in other assets	5,695	16,537
Net cash (used in) investing activities	(1,801,804)	(2,122,302)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	1,700,000	2,050,000
Proceeds from revolving line of credit	50,000	-
Proceeds from equipment term loan	32,407	50,000
Principal payments on long-term debt	(1,293,835)	(792,956)
Proceeds from the exercise of options and warrants	162	-
Net cash provided by financing activities	488,734	1,307,044
Increase (Decrease) in cash	666,980	(2,851,873)
Cash at beginning of period	423,361	3,442,712
Cash at end of period	$1,090,341	$590,839
Supplemental Disclosure of Cash Payments for
Interest	427,888	254,856
Supplemental Disclosure of Noncash Transactions
Purchase of leasehold improvements and equipment included in accounts payable	29,478	27,667

See Notes to Consolidated Financial Statements (unaudited).

Page | 4

iSECUREtrac CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  General

The unaudited interim condensed consolidated financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) and its wholly-owned subsidiary, iSt Services, Inc., at December 31, 2008, has been taken from the audited consolidated financial statements at that date.  The condensed consolidated financial statements for the three and nine months ended September 30, 2009 and September 30, 2008 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations and cash flows for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.  Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company believes that its current working capital, combined with the expected amounts available through lease financing for its monitoring equipment described in note 6, and positive cash flow expected to be generated from operating activities will be sufficient to meet the Company’s liquidity needs through 2009.

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

During the three and nine months ended September 30, 2009, the Company granted options to purchase a total of 39,000 and 80,500 shares of common stock to seven and twenty employees, respectively,  pursuant to the 2006 Plan.  During the three and nine months ended September 30, 2009, 42,187 and 97,260 options issued under the 2006 Plan were forfeited, 275 and 9,550 options issued under the 2001 Plan were forfeited and 0 and 56,250 options issued under employment agreements outside the 2006 Plan and the 2001 Plan, respectively, were forfeited.  During the three and nine months ended September 30, 2009, 0 and 292 options were exercised.  The following table shows stock option activity during the nine month period ended September 30, 2009:

Page | 5

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,734,376	$1.59		-
Granted	80,500	0.56
Exercised	(292)	0.56
Forfeited	(163,060)	0.51
Outstanding at September 30, 2009	2,651,524	$1.56	5.9	$150,843
Exercisable at September 30, 2009	2,194,346	$1.80	5.23	$65,645

As of September 30, 2009, the aggregate intrinsic value of outstanding and exercisable options, which is the actual value of the options if exercised, was $150,843 and $65,645, respectively.

During the three and nine months ended September 30, 2009, warrants to purchase up to 32,609 and 1,116,374 shares of common stock expired and no warrants were granted or exercised by warrant holders.

At September 30, 2009, the Company had 2,651,524 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 2,428,161 shares issuable upon the exercise of outstanding warrants not based on the exchange of Preferred stock; that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

The Company accounts for its share-based compensation awards by recognizing the compensation expense in the financial statements as the awards become vested.  Compensation expense is based on the grant date fair value of the equity instrument issued.  The Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Risk free interest rate	3.78%	3.79%
Expected volatility factor	83.28%	82.84%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	23% and 24%	23% and 24%

Page | 6

The risk-free interest rate is determined on the date the grant is issued.  This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of 3.5 years to 6.5 years.  Expected volatilities are based upon looking back at historical stock prices since the date of adoption of the plan.

The Company estimates the forfeiture of stock options. The forfeiture rate is the rate at which options are expected to be forfeited prior to full vesting.  The forfeiture rate is determined based on actual forfeiture rate experience as follows:  For each historical year of option issuance, the total options issued for the year are compared to the options forfeited prior to having vested.  For option years in which the two year vesting period has not passed, past experience is used to project future forfeitures.  The total of pro forma forfeitures is then compared to total options awarded and the resultant percentage is used as the forfeiture rate.  The estimated forfeiture rate for senior executive and non-senior executive option grants is 23% and 24%, respectively.  This rate is recalculated on an annual basis.

The annual rate of quarterly dividends is 0% since iSECUREtrac has historically not paid dividends on its common stock.

The Company recorded compensation expense of $79,045 and $283,296 for the three and nine months ended September 30, 2009, respectively, compared to $98,798 and $309,350 for the same periods in 2008 related to stock-based compensation awards. All expenses related to stock-based compensation awards are reflected in sales, general and administrative expenses.

As of September 30, 2009, there was approximately $119,715 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees.  The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2009	$41,458
2010	$71,947
2011	$6,310
Total	$119,715

Note 3.  Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009			December 31, 2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,062,705	$696,532	$366,173	$969,624	$592,072	$377,552
Leasehold improvements	239,340	160,884	78,456	239,341	113,924	125,417
Monitoring equipment	13,889,627	9,906,741	3,982,886	12,145,730	8,419,380	3,726,350
Total leasehold improvements and equipment	$15,191,671	$10,764,158	$4,427,515	$13,354,695	$9,125,376	$4,229,319

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

The Company also separately records other intangible assets that can be identified and assigned a value.  At September 30, 2009, such intangible assets consisted solely of customer monitoring contracts acquired in a prior acquisition.  The Company amortizes the initial carrying value attributable to these monitoring contracts based on the projected revenue stream of the monitoring contracts.  This amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and equaled $4,800 and $14,401 for the three and nine month periods ended September 30, 2009, respectively, compared to $10,490 and $31,471 for the same periods in 2008.  These intangible assets are also tested for impairment on an annual basis.

The composition of goodwill and intangible assets at September 30, 2009 and December 31, 2008, is as follows:

	September 30, 2009		December 31, 2008
		Intangibles, subject		Intangibles, subject
	Goodwill	to Amortization	Goodwill	to Amortization
Gross Carrying Amount	$2,302,179	$911,522	$2,302,179	$911,522
Accumulated Amortization	-	(906,529)	-	(892,128)
Balance	$2,302,179	$4,993	$2,302,179	$19,394

The estimated aggregate future amortization expense of the intangibles is as follows:

2009	4,993
Total	$4,993

Note 5.  Accounts Payable

The Company has recorded accounts payable as follows as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accounts Payable, trade	446,388	403,399
Accounts Payable, equipment manufacturer [1]	29,478	-
Total Accounts Payable	475,866	403,399

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

The proceeds of the Revolving Credit Commitment of $750,000 were used for working capital needs and are anticipated to be repaid from cash flow generated by the operations of the Company.  The Revolving Credit Commitment has a term ending on July 1, 2010, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum.  The Company is also required to pay the Lender an unused commitment fee of 0.25% per annum on the average daily unused amount of the Revolving Credit Commitment.  For the three and nine months ended September 30, 2009, interest expense for the Revolving Credit Commitment, including any applicable unused commitment fee, was $18,114 and $58,388, respectively.  As of September 30, 2009, the Company had $200,000 of proceeds available under the Revolving Credit Commitment .

The proceeds of the $1,750,000 Equipment Term Loan are to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients.  It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time.  At the Lender’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms.  The Equipment Term Loan has a term ending July 1, 2010, bears interest at a fixed rate of 12% per annum and is secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan.  The Company is also required to pay the Lender an unused commitment fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan.  For the three and nine months ended September 30, 2009, interest expense for the Equipment Term Loan, including any applicable unused commitment fee, was $2,796 and $5,927, respectively, as compared to $0 for the three and nine months ended September 30, 2008.  As of September 30, 2009, the Company had $1,617,593 in proceeds still available under the Equipment Term Loan, as amounts borrowed and repaid are no longer available under the loan.  As of September 30, 2009, the Company had $82,407 outstanding under the Equipment Term Loan.

As further described in Note 9 – Subsequent Events, subsequent to September 30, 2009, the Company and Crestpark LP, Inc extended the maturity date of the Revolving Credit Commitment and Equipment Term Loan to January 1, 2012.

Note 7.  Long-Term Debt

Long-term debt consists of capital leases used to finance the acquisition of monitoring equipment and secured borrowings for working capital.

Under its capital lease arrangements, the Company sells its equipment to AHK, a company controlled by three stockholders of the Company, one of which is a current director.  Maturity dates on these capital leases run from July 2010 to June 2012.  During the three and nine months ended September 30, 2009, the Company financed $0 and $1,700,000, respectively, under capital lease arrangements with AHK.  As of September 30, 2009, the aggregate balance on these capital leases totaled $3,031,566. For the three and nine months ended September 30, 2009 interest expense to AHK was $91,943 and $260,509, respectively, as compared to $72,008 and $154,286 for the three and nine months ended September 30, 2008, respectively.  There was no accrued interest at September 30, 2009 and December 31, 2008 due to AHK.

Page | 9

As of September 30, 2009, the Company had outstanding borrowings of $11,877,475 under a secured Promissory Note payable and associated Credit and Security Agreement (the “Crestpark Note”) with Crestpark LP, Inc. (the “Lender”).  Principal on the Crestpark Note is due on the earlier of (i) July 1, 2010 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under the Crestpark Note, plus all accrued but unpaid interest.  The Company may prepay the Crestpark Note at any time without premium or penalty.  The Crestpark Note provides, among other things, that $6,455,250 of the borrowings thereunder bears interest at 7.0% per annum and that such interest will be due and payable at maturity of the Crestpark Note.  The remaining $5,422,225 of borrowings (the “Floating Tranche”) under the Crestpark Note bears interest at a floating rate equal to 2% over the prime rate (the “Base Rate”).  The portion of the interest on the Floating Tranche determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate is payable monthly.  Accrued interest on the Crestpark Note at September 30, 2009 and December 31, 2008, equaled $1,247,466 and $772,545, respectively.

Total interest expense for the Company for the three and nine months ended September 30, 2009 was $304,987 and $899,343, respectively, compared to $289,824 and $823,196 during the same periods in 2008.  Of that amount, $301,165 and $838,350 was expensed to related parties under the AHK capital leases and the Crestpark Note for the three and nine months ended September 30, 2009, respectively, compared to $284,483 and $804,865 during the same periods in 2008.

As further described in Note 9 – Subsequent Events, subsequent to September 30, 2009, the Company and Crestpark LP, Inc extended the maturity date of all debt due to Crestpark LP, Inc. ($11,877,475) to January 1, 2012.  Accordingly, all debt due to Crestpark LP, Inc. has been classified as long-term in the accompanying balance sheet.

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

The Series C Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Series C Preferred Stock will equal the per share original issue price ($11.00 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Series C Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital.  As of September 30, 2009, the Company had accrued Series C Preferred Stock dividends totaling $4,279,543 and accretion to redemption value of the Series C Preferred Stock totaling $804,078.  Of these amounts, $302,013 and $48,276, respectively, were accrued during the three months ended September 30, 2009.

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

Note 9.  Subsequent Events.

On October 13, 2009, the Company paid down $200,000 of the $550,000 borrowed under the Company’s Revolving Credit Commitment  with Crestpark LP, Inc.  The terms of the Revolving Credit Commitment, as outlined in Note 6 allow for the Company to re-draw these funds and as such, subsequent to this payment to Crestpark LP, Inc.  the Company has $400,000 available to be borrowed under the Revolving Credit Commitment.

On November 4, 2009, the Company executed an extension of the maturity date of all credit facilities with Crestpark LP, Inc as described in Note 6 – Credit Facilities and Note 7 – Long-Term Debt to January 1, 2012.  In connection with that extension, the interest rate  on the outstanding debt of the non-floating tranche was increased from 7% to 9%.  All other terms in the original agreements remain unchanged by the extension of the maturity date.

The Company evaluated events and transactions through November 5, 2009 for potential recognition or disclosure in our financial statements.  Besides those noted above, there are no additional matters which require disclosure.

Note 10.  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”).   ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernment entities in the preparation of finiancial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative GAAP for SEC registrants.  The Company adopted ASC 105 in three months ended  September 30, 2009.  References to FASB guidance throughout this document have been updated for the Codification.

The Company adopted an update to ASC 820 – “Fair Value Measurement and Derivatives”  (“ASC 820”) (formerly SFAS No. 157, “Fair Value Measurements”) on January 1, 2009.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under ASC 820, fair value measurements are disclosed by level within that hierarchy.  The Company adopted ASC 820 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008.  Under the elected deferral, the following are assets and liabilities recognized or disclosed at fair value for which the Company has not yet applied the provisions of ASC 820;  (non financial assets and liabilities in business combinations, reporting units measured at fair value in goodwill testing, indefinite lived intangibles measured at fair value for impairment testing, long lived assets measured at fair value for impairment, asset retirement obligations and liabilities for exit or disposal activities.)  The Company adopted the remaining provisions of ASC 820 on January 1, 2009. The adoption of the remaining provisions of ASC 820  and the update had no material impact on the Company’s financial position, results of operations or cash flows.

Page | 11

The Company adopted an update to ASC 810 – “Consolidation” (“ASC 810”)  (formerly SFAS No. 160 “Noncontrolling Intersest in Consolidated Financial Statements”) on January 1, 2009, " This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. ASC 810 is effective for the fiscal years beginning on or after December 15, 2008.    The update had no material impact on the Company’s financial position, results of operations or cash flows.

The Company adopted an update to ASC 805 – Business Combinations (“ASC 805”)  (formerly SFAS No. 141 (Revised) “Business Combinations” on January 1, 2009.  ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This update had no material impact on the Company’s financial position, results of operations or cash flows but  will have an impact on any future acquisitions.

The Company adopted an update to ASC 825 – “Financial Instruments” (“ASC 825”) (formerly Financial Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instrutments” on April 1, 2009.  ASC 825 requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose. The update had no material impact on the financial statements. Additional disclosures have been provided where applicable.

The Company adopted an update to ASC 855 – “Subsequent Events” (“ASC 855”)  (formerly SFAS No. 165, “Subsequent Events”) on April 1, 2009.   ASC 855 provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 9 for Management’s evaluation of subsequent events.

Page | 12

In June 2009, the FASB issued updates to ASC 405 – “Liabilities” and ASC 860 – “Transfers and Servicing” (“updates”) (formerly  SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”).  These updates improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The updates shall be effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Our adoption of these updates to ASC 405 and ASC 860 will not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This guidance, which will be incorporated into ASC Topic 810, “Consolidation,” will be effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company).  Our adoption of the update will not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010. Vendors often provide multiple products and/or services to their customers as part of a single arrangement.  These deliverables may be provided at different points in time or over different time periods.  The existing guidance regarding how and whether to separate these deliverables and how to allocate the overall arrangement consideration to each was originally captured in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is now codified at ASC 605-25, Revenue Recognition - Multiple-Element Arrangements.  The issuance of ASU 2009-13 amends ASC 605-25 and represents a significant shift from the existing guidance that was considered abuse-preventative and heavily geared toward ensuring that revenue recognition was not accelerated.  The application of this new guidance is expected to result in accounting for multiple-deliverable revenue arrangements that better reflects their economics as more arrangements will be separated into individual units o accounting.  The Company is in the process of evaluating the impact of adopting ASU No. 2009-13.

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010.  ASU 2009-14 modifies the existing scope guidance in ASC 985-605, Software Revenue Recognition, for revenue arrangements with tangible products that include software elements.  This modification was made primarily due to the changes in ASC 605-25 noted previously, which further differentiated the separation and allocation guidance applicable to non-software arrangements as compared to software arrangements.  Prior to the modification of ASC 605-25, the separation and allocation guidance for software and non-software arrangements was more similar.  Under ASC 985-605, which was originally issued as AICPA Statement of Position 97-2, Software Revenue Recognition, an arrangement to sell a tangible product along with software was considered to be in its scope if the software was more than incidental to the product as a whole.  The Company is in the process of evaluating the impact of adopting ASU No. 2009-14.

Page | 13

Note 11.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value;

Accounts receivable:  The carrying amount approximates fair value.

Long-term debt:  Based on the borrowing rates available to the Company for bank loans with similar terms and maturities, the carrying value approximates fair value due to the short term nature of the outstanding debt.

Accounts payable and accrued expenses:  The carrying amount approximates fair value.

Redeemable Exchangeable Series C Preferred Stock:  The Company estimates the fair value of this instrument to be approximately $18,375,000 at September 30, 2009 using a discount rate 5%.

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

Page | 14

Results of Operations

Highlights of Operations for the three  and nine months ended September 30, 2009

Revenue Growth and Reduced Loss
For the three months ended September 30, 2009, the Company reported a 47% increase in total revenue and a $685,000 decrease in the reported operating loss in comparison to the same period a year ago.

For the nine months ended September 30, 2009, the Company reported a 35% increase in total revenue and a $2,439,000 decrease in the reported operating loss in comparison to the same period a year ago.

Positive Cash Flow
For the three months ended September 30, 2009, the Company reported approximately $732,000 of net cash provided by operating activities - as defined in the Consolidated Statement of Cash Flows.  This was the third consecutive quarter of net cash provided by operating activities and year-to-date the Company has reported $1,980,000 of net cash provided by operating activities.

More specifically, the positive cash flow from operating activities for the three months ended September 30, 2009 was sufficient to cover the Company’s principal payments on long-term debt for the third consecutive quarter as more fully discussed below.

Page | 15

Summary of  Financial Information

The following table provides a comparison of selected financial highlights for the three months ended September 30, 2009 and 2008:

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS
Three Months Ended September 30, 2009 and 2008
(Rounded to nearest thousand)

			Fav (Unfav)
	2009	2008	Difference
Revenues:
Equipment revenue	$2,924,000	$2,099,000	$825,000
Services revenue	107,000	71,000	36,000
Royalty revenue	180,000	8,000	172,000
Total revenues	3,211,000	2,178,000	1,033,000
Costs of revenue	1,172,000	844,000	(328,000)
Gross profit margin	2,039,000	1,334,000	705,000
Gross profit margin %	63.5%	61.2%

Research and development expenses (R&D)	316,000	275,000	(41,000)
Sales, general and administrative expenses (SG&A)	1,796,000	1,817,000	21,000
Total R&D and SG&A	2,112,000	2,092,000	(20,000)
Operating loss	(73,000)	(758,000)	685,000
Interest expense, net	(305,000)	(288,000)	(17,000)
Net loss	$(378,000)	$(1,046,000)	$668,000
Preferred stock dividends and accretion	(350,000)	(329,000)	(21,000)
Net loss available to common stockholders	$(728,000)	$(1,375,000)	$647,000

Page | 16

Quarterly Highlights

In addition to the selected financial highlights above, the following selected quarterly financial and non-financial data over the past 5 quarters is important in understanding the trend in the Company’s results of operations:

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
5 Quarter Trend
(Rounded to nearest thousand)

	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	September 30	December 31	March 31	June 30	Sept 30
	2008	2008	2009	2009	2009
Revenue:
Equipment leasing	$2,099,000	$2,312,000	$2,625,000	$2,974,000	$2,924,000
Service Revenue	71,000	102,000	132,000	116,000	107,000
Royalty Revenue	8,000	252,000	347,000	102,000	180,000
Total Revenue	2,178,000	2,666,000	3,104,000	3,192,000	3,211,000

Costs of Revenue	844,000	989,000	1,166,000	1,173,000	1,172,000

Gross profit margin	1,334,000	1,677,000	1,938,000	2,019,000	2,039,000
Gross profit margin percentage*	61.2%	62.9%	62.4%	63.3%	63.5%

Research & Development (R&D)	275,000	296,000	319,000	251,000	316,000

Selling General & Administrative (SG&A)	1,817,000	2,001,000	1,916,000	1,862,000	1,796,000
Subtotal R&D and SG&A	2,092,000	2,297,000	2,235,000	2,113,000	2,112,000

Operating Loss	$(758,000)	$(620,000)	$(297,000)	$(94,000)	$(73,000)

Total Full-Time Employees at Quarter End	80	74	73	74	73

* Gross proft margin percentage = Gross Profit Margin / Total Revenue

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

For the three months ended March 31, 2009, June 30, 2009 and  September 30, 2009, the Company generated positive cash flow from operations as described above, to cover the principal payments on long-term debt as follows:

Page | 17

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
Three Months Ended March 31, 2009, June 30, 2009, September 30, 2009
and nine months ended September 30, 2009
(Rounded to nearest thousand)

	Three Months Ended			Nine Months
	March 31, 2009	June 30, 2009	September 30, 2009	Ended September 30, 2009
Cash Flows From Operating Activities
Net loss	$(585,000)	$(400,000)	$(378,000)	$(1,363,000)
Depreciation and amortization	504,000	593,000	556,000	1,653,000
Stock based compensation	105,000	103,000	81,000	289,000
Increase in Allowance for Doubtful Accounts	91,000	70,000	33,000	194,000
(Increase) Decrease in accounts receivable	(42,000)	298,000	71,000	327,000
(Increase) Decrease in inventories	45,000	(108,000)	(31,000)	(94,000)
(Increase) Decrease in prepaid expenses	(14,000)	(33,000)	13,000	(34,000)
Increase (Decrease) in accounts payable	148,000	(295,000)	190,000	43,000
Increase in accrued expenses	340,000	274,000	47,000	661,000
Decrease in deferred revenues	(126,000)	(31,000)	(11,000)	(168,000)
Increase in accrued interest payable	153,000	158,000	161,000	472,000
				-
Net cash provided by operating activities	619,000	629,000	732,000	1,980,000

Principal payments on long-term debt	(491,000)	(459,000)	(344,000)	(1,294,000)

Net cash provided by operating activities less principal payments on long-term debt	$128,000	$170,000	$388,000	$686,000

For the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

Revenue

Equipment Revenue
Equipment revenue consists of the daily leasing of electronic monitoring equipment and periodic charges for lost or damaged equipment.  For the three month and nine month periods ended September 30, 2009, the Company had equipment revenue of $2,924,000 and $8,523,000, respectively compared with $2,099,000 and $6,564,000 for the same periods in 2008 which represent increases of 39% and 30%, respectively.  The growth in equipment revenue is the result of increased units under lease.

Service Revenue
Service revenue consists of daily charges for Monitoring Center Intervention, in connection with the leasing of GPS equipment outlined above.   For the three and nine month periods ended September 30, 2009, the Company reported service revenue of $107,000 and $355,000, respectively compared to $71,000 and $232,000 for the same periods in 2008 which represent increases of 51% and 53%, respectively. The growth in service revenue is the result of increased units subject to Monitoring Center Intervention.

Page | 18

Royalty Revenue

Royalty revenue consists of income in connection with a  Patent License Agreement signed in May of 2006 which is dependent on the revenue levels of the licensee  For the three and nine month periods ended September 30, 2009, the Company reported royalty revenue of $180,000, and $629,000 an increase of $172,000 and $388,000 over the $8,000 and $241,000 recorded for the three and nine months ended September 30, 2008.

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

The maximum amount of revenue the Company can receive under the Patent License Agreement is capped at $1,500,000.  The Company expects to stop recognizing revenue under this agreement during the quarter ending September 30, 2010.

Looking forward in terms of management’s expectations for equipment and service revenue, as we have discussed in previous quarters as the Company’s  multi-year contracts renew, they tend to renew at lower daily lease rates.  During the three months ended September 30, 2009, the Company renewed several such contracts.  In addition the Company has recently observed a general lowering of price points on equipment leasing and services.  Management does not expect the price points to fall further, however the combination of these conditions is likely to exert downward pressure on revenue for the next several quarters.

Cost of Revenues

Cost of revenues represents all direct costs related to delivery of proprietary and third-party monitoring equipment including amortization of the acquisition costs, lease costs on third-party equipment,  repairs and maintenance of the monitoring equipment, royalty expenses, transportation costs, communication costs associated with the equipment, as well as costs to upgrade existing units for advancements in technology.  Cost of revenues for the three and nine months ended September 30, 2009 are $1,172,000 and $3,511,000, respectively, representing increases of $328,000 and $631,000 over the $844,000 and $2,880,000 reported during the three and nine months ended September 30, 2008.  The increased cost of revenues for the three months and nine months ended September 30, 2009 are generally associated with the increased number of proprietary and third-party units deployed and increased royalty expense.

While the cost of revenues for have increased in terms of absolute amounts, as a percentage of revenue the Company’s cost of revenues have declined from 41% for the nine months ended September 30, 2008 to 37% for the nine months ended September 30, 2009. Management anticipates that as the Company continues to experience revenue growth there will be an increase in Cost of Revenues proportionate to growth.

With respect to the royalty expense, the Company continues to bring GPS tracking units into compliance with the Settlement Agreement.  As of September 30, 2009 7.4% of the Company’s GPS tracking units available to generate revenue were subject to royalties; down from 13.5% at December 31, 2008 and 9% at March 31, 2009 and 7.6% at June 30, 2009.

Page | 19

Research and Development Expenses
Research and Development (R&D) expenses represent the on-going direct costs associated with the development of the Company’s  proprietary hardware and software including  staffing expenses for the Company’s own engineers, database managers and software developers, the cost of outside contracted engineering and design, and the actual costs of components, prototypes, and testing equipment and services used in the product development functions.

R&D expenses for the three and nine months ended September 30, 2009 were $316,000 and $885,000 respectively,  an increase of $40,000 over the $275,000 reported during the three months ended September 30, 2008  and a decrease of $59,000 from the $944,000 reported during the nine months ended September 30, 2008.  The main reasons for the decrease in year-to-date R&D expenses were the cost reduction and cost control plans implemented in 2008  which were partially offset by the increase in headcount experienced in the three months ended September 30, 2009.

The Company is currently in the process of redesigning several major software systems and technology improvements and has capitalized certain payroll and related costs associated with the related development of the applications and technology.   For the three and nine months ended September 30, 2009 the Company capitalized $52,000 and $133,000,  respectively.  For the three and nine months ended September 30, 2008 the Company capitalized $59,000 and $111,000 respectively.

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

For the three month period ended September 30, 2009, SG&A expenses decreased $21,000 from  $1,817,000 reported in 2008 to $1,796,000 reported in 2009.   Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

o	Personnel related expenses included salaries, benefits, recruiting, and travel decreased approximately $70,000 as a result of the implemented cost control measures

o	Consulting fees increased $41,000 in connection with the outsourcing of several projects

o	Office supplies decreased $23,000 as a result of the implemented cost control measures

o	Corporate insurance decreased $15,000

o	Professional fees including accounting and legal increased $53,000

o	Various other expenses including depreciation, advertising and other expenses decreased an aggregate of $7,000 as a result of the implemented cost control measures

Page | 20

For the nine month period ended September 30, 2009, SG&A expenses decreased $541,000 from $6,115,000 reported in 2008 to  $5,574,000 reported in 2009.   Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

o	Personnel related expenses included salaries, benefits, recruiting, and travel decreased approximately $503,000 as a result of the implemented cost control measures

o	Consulting fees decreased $30,000 as a result of the implemented cost control measures

o	Office supplies decreased $44,000 as a result of the implemented cost control measures

o	Corporate insurance decreased $33,000

o	Bad debt expense increased $84,000 in connection with the uncertainty of collectability of certain accounts receivable

o	Professional fees including accounting and legal fees increased $54,000

o	Various other expenses including depreciation, advertising and other expenses decreased an aggregate of $69,000 as a result of the implemented cost control measures

Management anticipates that as the Company continues to experience revenue growth there will be a relative increase in SG&A expenses commensurate with the growth.

Interest Expense, Net
Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. During the three and nine months ended September 30, 2009 the Company reported net interest expense of $305,000 and $899,000, respectively, increases of $15,000 and $76,000 over the $290,000 and $823,000 reported for the three  and nine months ended September 30, 2008.  The increases are attributable to the increase in equipment purchased under capital leases, offset slightly by principal paydowns, as well as the additional borrowings from Crestpark LP, Inc. in late 2008 and the three months ended March 31, 2009.

As a result of the additional borrowing from Crestpark LP, Inc. and the Company’s continuing use of capital leases to finance its equipment purchases, we expect to see net interest expense continue at or slightly above the levels recorded in the three months ended September 30, 2009.

Net Loss
The Company’s net loss for the three and nine month periods ended September 30, 2009 was $378,000, and $1,363,000 an improvement of $668,000 and $2,337,000 over the comparable periods in 2008 for the reasons described above.

Preferred Stock Dividends and Accretion

For the three and nine month periods ended September 30, 2009, preferred stock dividends and accretion totaled $350,000 and $996,000 as compared to $329,000 and $939,000 for the three and nine month periods ended September 30, 2008.  This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock.  The Series C Exchangeable Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Page | 21

Liquidity and Capital Resources

For the nine months ended September 30, 2009, the Company generated $1,980,000 of cash from operating activities. Investing activities used $1,802,000 of cash and financing activities generated cash of $489,000.   The total of all cash flow activities resulted in an increase in the balance of cash for the nine months ended September 30, 2009 of $667,000.

For the same period of 2008, the Company used $2,037,000 of cash in operating activities, used another $2,122,000 in investing activities, and generated $1,307,000 in cash from financing activities.  The total of all cash flow activities in the nine months ended September 30, 2008 resulted in a decrease in the balance of cash of $2,852,000

The Company’s principal uses of cash are the payment of operating expenses and payments on long-term leases, including interest.  In general, the Company expects to meet these liquidity needs by generating positive cash flow from operating activities.   The Company utilizes long-term leases through AHK Leasing, LLC (“AHK”) or the Equipment Term Loan with Crestpark (Note 6) to finance the acquisition of monitoring equipment.

The Company believes that its current working capital, the undrawn amounts available under the Company’s Revolving Line of Credit Agreement with Crestpark,  combined with the expected amounts available through lease financing for our monitoring equipment described above are sufficient to meet its liquidity needs through 2009.

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

Page | 22

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

Page | 23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not subject to any material pending or threatened lawsuits.

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2009, the Company issued an aggregate of 3,636 shares of common stock to two directors in partial payment of directors’ fees.  The shares had a market value on the date of the board meeting of $2,000.  The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

On November 4, 2009, iSecureTrac Corp. (the “Company”) executed two amendments to its existing credit facilities with Crestpark LP, Inc. as follows:

FIRST AMENDMENT TO AMENDED AND RESTATED PROMISSORY NOTE
Amends Section 2.1 of the Amended and Restated Promissory Note last modified on December 18, 2007 to change the interest rate on the Fixed Tranche from 7% to 9% and extend the maturity date of the agreement to January 1, 2012 and

FIRST AMENDMENT TO LOAN AGREEMENT
Amends Section 1.1 of Loan Agreement originally entered into on November 10, 2008 to change the maturity date of the agreement to January 1, 2012.

The foregoing description of the amendments is not intended to be complete and is qualified in its entirety by reference to the FIRST AMENDMENT TO AMENDED AND RESTATED PROMISSORY NOTE and FIRST AMENDMENT TO LOAN AGREEMENT copies of which are attached hereto as Exhibits 10.1 and 10.2.

Item 6.  Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (3)

3.2	Restated Bylaws of the Company. (1)

3.3	Certificate of Designations, Preferences and Rights of Series C 8% Cumulative, Compounding Exchangeable Preferred Stock of the Company. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	First Amendment to Amended and Restated Promissory Note.

10.2	First Amendment to Loan Agreement .

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference from the registrant’s registration statement on Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(2)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on June 23, 2005 (Commission File No. 0-26455).

Page | 24

(3)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on December 14, 2006 (Commission File No. 0-26455).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel
President & CEO

Dated: November 5, 2009

By:	/s/Lincoln Zehr
Lincoln Zehr
Chief Financial Officer

Dated: November 5, 2009

Page | 25