Form 10-K
period 2009-12-31
ISECURETRAC CORP
filed 2010-03-16
CIK 1088120

As filed with the Securities and Exchange Commission on March 16, 2010.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009                                Commission file number: 000-26455

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐ Indicate by check mark if  disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and  will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)
Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates, all of which is voting, was approximately $5,950,000, based on the closing sale price reported on June 30, 2009.

As of March 12, 2010, there were 10,821,392 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2009, are incorporated by reference in Items  10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K

iSecureTrac Corp.

Table of Contents

PART I

Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements including statements about the future of iSECUREtrac Corp.’s products and the industry, statements about future business plans and strategies, and most other statements that are not historical in nature.  In this Form 10-K, forward-looking statements are generally identified by the words “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology.  Readers of this Form 10-K should understand that a number of factors could cause the Company’s actual results to differ materially from those expressed in the forward-looking statements contained herein.  Many of these factors are described in Item 7 Managements’ Discussion and Analysis of Financial Condition and Results of Operations and under the heading “Risk Factors”.  Other factors discussed elsewhere in this report, in filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference may also affect the Company’s future financial condition and results of operations.

Item 1.  Business

General

As used in this report the terms “we”, “us”, “our”, “iSECUREtrac”, or the “Company” refer to iSECUREtrac Corp., a Delaware corporation that is the successor in interest to a Colorado corporation initially incorporated in 1983.

iSECUREtrac develops, markets, leases and services products that assist in “monitoring compliance and modifying behavior” of individuals who are under the supervision of the criminal justice system and social service agencies, primarily in the United States.

The Company’s principal sources of revenue are daily leasing of electronic monitoring equipment including access to the corresponding web-based monitoring software, and providing administrative, field and support services, generally charged on a per offender/per day basis.

Background

For more than a decade, the Company has been engaged in its current business of providing electronic monitoring products and services including its proprietary Global Positioning System (“GPS”) tracking systems and non-proprietary visual breath alcohol testing for individuals under community supervision with the objective of “monitoring compliance and modifying behavior.”

 In 1997, the Company introduced its first GPS tracking system -1600 series, followed by the 2000 Series (System 2150 and System 2250) in 2003, and the latest generation system – the System 5000 in the fourth quarter of 2007.

In addition, the Company offers products and services through third-party providers.  Automated-Voice-Notification was added in 2006; complementary, non-proprietary, GPS tracking systems were added in 2008; and biometric voice verification was added in 2009.

Market Overview

According to the Pew Public Safety Performance Project, the incarcerated population in the United States has reached 2.3 million and more than one in every 100 adults is now confined in an American jail or prison.  This growing number of incarcerated offenders is burdening states’ budgets with soaring costs.  Agencies are seeing increases in facilities, health care, geriatrics and overtime costs while at the same time seeing a lag in victim restitution, child support and tax payments as incarcerated persons lose their jobs and become a tax burden.

As significant as the incarcerated population may be it is the growth in those being monitored outside of prison by probation and parole departments that has skyrocketed.  Today more than 5 million adults – or one in every 45 adults - are subject to community corrections supervision.

The growth in both populations (incarcerated and community supervised) and the related growth in related costs is unsustainable.   The existing facilities simply can’t house the growing population and agencies at all levels are struggling to find funding as budgets are being cut.  Electronic monitoring systems offered by the Company (e.g. GPS, House Arrest, Voice Verification and Visual Breath Alcohol) are very logical and economical alternatives.

Electronic monitoring systems enable an agency to monitor, at a greater level of supervision, the activities of a growing number of probationers and parolees without having to allocate additional labor resources to such monitoring efforts.  Community supervision programs give corrections and law enforcement agencies more flexibility in solving budget-related problems.  Since public safety is maintained or improved by linking alternative sentencing programs with electronic monitoring, programs like work release become viable, cost-effective tools for today’s correctional system.

In summary, the use of products and services offered by iSECUREtrac offer four distinct advantages over incarceration:

(1)	the cost of managing an offender in the community with electronic monitoring is almost 85% less expensive than the cost of incarceration

(2)	electronic monitoring reduces the public's tax burden by allowing the offender to work thereby providing the offender the opportunity to meet their financial obligations,

(3)	electronic monitoring reduces prison and jail overcrowding

(4)	electronic monitoring helps to reduce the rate of recidivism (re-offense) when combined with regular rehabilitation/reintegration counseling.

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

•	GPS Tracking Systems, including Automated Voice Notification

•	House Arrest

•	Visual Breath Alcohol Testing

•	Bio-metric Voice Verification

•	Supplemental Monitoring Center Services

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

The Company’s Series 2000 (System 2150 and System 2250) and System 5000 GPS systems are manufactured in the United States and consist of:

•
Personal Tracking Unit (PTU) that is carried by the offender when not in the charging base.  The PTU may include cellular communication capabilities.  The reception of the radio frequency (RF) signal from the ankle cuff indicates the cuff and PTU are in proximity. The absence of that RF signal indicates a possible violation.

•	An ankle cuff that is worn continuously by the offender. The cuff emits an RF signal to the PTU.

•	A charging base that re-charges the PTU battery and in some systems contains traditional land line communication capability.

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

All of the Company’s GPS products collect data points regarding the individual’s time and location and provide the individual immediate feedback regarding compliance violations.  Depending on the specifications of the law enforcement or social services agency, the agency or monitoring center is notified of compliance violations based on the modes of operations outlined below:

•
Active GPS - uses on-board intelligence and a cellular communications network to report locations and violation status in near real time (Series 2000 and System 5000).  In addition, the Company’s System 5000 also offers the capability of reporting locations and violation status via a traditional land-line when the PTU is returned to the charging base.  This service is particularly useful in areas where cellular coverage is weak.

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

House Arrest is a system that enables law enforcement agencies to verify an offender’s presence at a particular location (house, residence, work release facility, etc.).  Equipment and features of the iSECUREtrac House Arrest System include:

•	The ability to move from House Arrest to Active or Passive GPS remotely with the flip of a switch

•	A hypoallergenic and water proof ankle bracelet or cuff worn continuously by the offender which is equipped with tamper-detecting sub-systems and a radio frequency (RF) transmitter

•	A shock resistant monitoring base with enhanced signal reception to ensure superior signal monitoring at a range of distances

•	Reporting through a single, secure, web-based platform utilizing common management software for monitoring offenders on House Arrest, Active or Passive GPS

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

BioMetric Voice Verification

 In 2009, the Company became an independent distributor of the voice biometrics speaker verification technology of ShadowTrack Technologies, Inc. ® ShadowTrack Technologies, Inc offers an interactive voice response system coupled with biometric authentication technology which is integrated into iSECUREtrac’s proprietary web-based platform tracNET24.

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

Our principal customers are federal, state, county, and municipal law enforcement and corrections agencies and not-for-profit agencies in the United States.  Our customers also include social service agencies dealing with curbing juvenile delinquency and domestic violence/abuse.

Sales and Distribution Channels

The Company's markets its products and services through two methods: through direct contracts with state, local and county correction agencies and not-for-profit agencies or through resellers who have direct relationships with those same agencies and other end users of our products who integrate iSECUREtrac’s systems with their own localized install and removal services or case management services.

Direct contracts with the state, county or local agencies - These contracts are generally won through the competitive bid processes as required by the particular state, county or local procurement laws.   The length of contracts vary and range from one year to five years, including renewal options and typically include cancellation clauses with 30 to 60 days notice.  In general, contracts do not specify a minimum or maximum number of units.

Resellers - These contracts are won through direct solicitation to the reseller.  They generally have no stated expiration or automatically renew on a month to month basis with cancellation clauses of 30 to 60 days notice.

Competition

The Company competes for GPS-based offender monitoring with a number of different companies, including:

•	G4S a subsidiary of Group 4 Securicor
•	Omnilink Systems
•	ProTech Monitoring, Inc.
•	BI Incorporated
•	Satellite Tracking of People, LLC
•	SecureAlert

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

Seasonality

The Company has observed that contract awards and the rollout of new programs is noticeably slower in the three months ended June 30th  - which negatively impacts the revenue growth opportunities for the three months ended September 30th.   We believe this slowdown in the award and roll-out of new programs is the result of  uncertainty surrounding agency budgets in the months leading up to the new fiscal year which begins July 1.  In recent years, many agencies have been unable to finalize budgets until well into the new fiscal year.

In addition, the lack of availability of program decision makers, judges who sentence offenders, program managers during the traditional United States vacation months of May, June and July and August also impact our customers’ usage of the Company’s equipment and as such also impacts revenue for the three months ended September 30th .

Principal Suppliers

The Company’s products are manufactured in the United States by Altron Inc. of Anoka, Minnesota, an ISO-9002 qualified electronics manufacturer in accordance with manufacturing specifications set by the Company.

Principal Customers

For the year ended December 31, 2009, the Company had one customer, the Office of the Commissioner of Probation of the Commonwealth of Massachusetts, which accounted for 18.79% of its total revenues for the year.  The receivable balance for this customer at December 31, 2009 was $178,792.

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

Research and Development

The electronic monitoring market remains an emerging, early stage industry.  Accordingly, new technology is being developed and introduced at a rapid pace.  In order to maintain our competitive position, we must constantly improve our products and services.  Our research and development staff designs and develops products incorporating GPS technology, wireless communications, web-based reporting and data storage and transmission.  Our research and development activities are primarily related to our GPS products and the systems by which the equipment and services are delivered.  During 2009, these activities were mainly related to improving the speed and reliability of the core systems (tracNET24) and the development of new service delivery platforms.  During 2009 and 2008, our research and development expenses totaled $1,263,000 and $1,240,000, respectively.

Employees

As of December 31, 2009, the Company had 73 full-time employees and one temporary employee on staff.  Of the 73 full-time employees, five are executives, four are administrative personnel, five are in sales, 12 are in customer support, 17 operate the monitoring center, two are in technology services, 16 are in operations and 12 are in engineering and development. The temporary employee is assisting in software development.

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

Our revenues have not been sufficient to cover our cost of operations and other expenses, and we have yet to establish profitable operations.  We incurred net losses of $1,923,000 and $4,601,000 for the years ended December 31, 2009 and 2008 respectively.   As a result, on December 31, 2009, the Company is reporting an accumulated deficit of $78,839,000.  There is no assurance that we will be able to increase our revenues or manage our operating expenses so that our revenues will be sufficient to cover our operating expenses or that we will achieve profitability in the future.

We have incurred a substantial amount of secured debt and may not have enough cash to repay it at maturity.

We have borrowed a total of $11,877,000 under a Credit and Security Agreement with Crestpark LP, Inc., an affiliate of our controlling shareholder.  The entire principal of this loan, plus an estimated $2,964,000 of accrued interest, will be due and payable on January 1, 2012.  Additional borrowings from Crestpark LP, Inc. include $280,000 under a separate equipment term loan agreement and $350,000 under a separate revolving credit agreement both of which are due and payable January 1, 2012.   The borrowings under these credit facilities , excluding the revolving credit agreement, are secured by a first priority security interest in all of the assets of the Company except that Lender’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing LLC.    The borrowings under the revolving credit agreement are unsecured.  To the extent that the Company is not able to retain sufficient cash flow from operations to repay principal and interest on these loans,   we will need to refinance the loans through additional debt or equity financings.  There is no assurance that the Company will be able to generate sufficient cash flow from operations to service these loans and there is no assurance that we will be able to refinance them or otherwise raise capital in order to repay all amounts that will be due and payable on the loans.  If we cannot repay all principal and interest on the loans as due, we will be subject to all of the remedies available to the lender upon default, including foreclosure of virtually all of our assets.  It is unlikely that the holders of our common stock would recover any of their investment if that were to occur.

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

While we acquire the components used in our products from various vendors, we currently rely on a single electronics manufacturer, Altron, Inc. to manufacture most of our PTUs.  In addition we have only one provider of ankle cuffs for each of the GPS tracking systems we offer.  We have not qualified or contracted with other manufacturers for our PTUs or ankle cuffs.  Accordingly, if our vendors encounter difficulties with meeting our demand, alternative components may not be available quickly enough to avoid delaying production and shipment of customer orders.  Any such delays may hamper our ability to service existing customers or market our products and services to new customers.  Also, if the agreements with our current providers are terminated or expire, our search for additional or replacement providers could result in significant delays, added expense and our inability to maintain or expand our customer base.

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

We have not registered our patents with most foreign countries and may have no legal recourse to proceed against entities in such countries that choose to copy our hardware and/or software.  In addition, the laws of some foreign countries do not protect proprietary information rights as fully as do the laws of the United States.

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

We currently have warrants outstanding which entitle the holders thereof to acquire 2,227,087 shares of common stock.   An additional 6,287,045 shares of our common stock are issuable upon exercise of warrants to be issued upon exchange of our Series C 8% Exchangeable Preferred Stock (“Series C Preferred Stock”).  In addition, the holder of our Series C Preferred Stock may convert this Series C Preferred Stock into 4,782,609 shares of common stock. In addition 2,188,700 shares of our common stock are issuable at December 31, 2009 in connection with stock options granted to employees. The issuance and sale of these shares is likely to result in substantial dilution to the proportionate equity interest and voting power of holders of our common stock.  The sale of these shares also has potential to cause significant downward pressure on the price of our common stock.  This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased stock.  Such an event could place further downward pressure on the price of our common stock.  This presents an opportunity for short sellers to contribute to the further decline of our stock price.  If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market.

In 2005, we issued a significant number of shares of Series C Preferred Stock as part of a refinancing transaction and the holder of these shares has the ability to acquire a majority position in our common stock and appoint a majority of our Board.

On June 27, 2005, we issued 1,000,000 shares of our Series C Preferred Stock plus warrants to acquire 3,234,248 shares of the Company’s common stock, of which 2,227,087 are currently outstanding, at exercise prices ranging from $2.30 to $16.50 per share.  The Series C Preferred Stock is exchangeable for 4,782,609 shares of Common Stock and warrants to acquire 6,287,045 shares of Common Stock at an exercise price of $2.30 per share.  Upon conversion of the Series C Preferred Stock into common stock, and exercise of its warrants, the holder of the Series C Preferred Stock will control a majority of the shares of our common stock.  Prior to that time, the holder of the Series C Preferred Stock has the right to appoint a majority of our Board of Directors.  In addition, each share of Series C Preferred Stock will have 11 votes on all other matters submitted to the vote of the Company’s stockholders.  Accordingly, the holder of our Series C Preferred Stock holds a majority of the voting power held by all stockholders of the Company.  If the holder of the Series C Preferred Stock exchanges its Series C Preferred Stock for shares of the Company’s common stock and exercises all of its warrants, it would own approximately 55% of the issued and outstanding shares of the Company’s common stock.

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

Among other requirements, the broker or dealer must also deliver, prior to any transaction in a penny stock, a written statement, which:

•	sets forth the basis on which the broker or dealer made the suitability determination;

•
states, in a highlighted format, that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received a signed, written agreement from the investor prior to the transaction; and

•
states, in a highlighted format immediately preceding the customer signature line, that the broker or dealer is required to provide the person with the written statement and that the investor should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives.

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

Item 2.  Properties

The Company leases approximately 11,477 square feet of office space located at 5078 South 111th Street, Omaha, Nebraska where most of the Company’s administrative, service, and other business operations are conducted.  The lease was amended on December 14, 2009 to extend the term of the lease to December 31, 2014.  The base rent for this property was $7,265 per month for 2009.  In addition to base rent, the Company pays a pro rata share of the operating expenses of the building.  The Company’s pro rata share of operating expenses on the leased premises is $2,986 per month.

The Company also leases approximately 1,800 square feet of office space located at 11132 Q Street, Omaha, Nebraska where its monitoring center is located.  The lease term commenced on January 1, 2007, and ended on December 31, 2009.  For the year ended December 31, 2009, the base rent for this property was $1,125 per month.  In addition to base rent, the Company pays a pro rata share of the operating expenses of the building.  The Company’s pro rata share of operating expenses on the leased premises is $391 per month.  The lease on 11132 Q Street was not extended and the Company is in the process of relocating its monitoring center to 5078 South 111th Street. During this relocation, the Company is renting the facility on a month to month basis.  In the opinion of management, the 5078 South 111th Street facility is adequate for the Company’s current and reasonably foreseeable needs.    The Company does not own any real property.

Item 3.  Legal Proceedings

The Company is not currently involved in any material pending legal proceedings but may, from time to time, be involved in ordinary routine litigation incidental to the business.

Item 4.  Reserved

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  iSECUREtrac’s common stock is listed on the OTC Bulletin Board under the trading symbol “ISEC”.  The following table sets forth the high and low sale prices for the Company’s common stock during each calendar quarter of 2008 and 2009:

Year	Quarter	High	Low
	1st	$0.72	$0.45
2008	2nd	$0.71	$0.33
	3rd	$0.65	$0.33
	4th	$0.55	$0.19
	1st	$0.45	$0.20
2009	2nd	$0.70	$0.34
	3rd	$0.80	$0.40
	4th	$0.54	$0.33

The source of the foregoing information is Bloomberg, LP Quotations and reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders.  As of December 31, 2009 there were approximately 367 stockholders of record for the Company’s common stock.

Dividends.  The Company has not declared any dividends on shares of Common Stock and has no plans to do so in the foreseeable future.

Recent Sales of Unregistered Securities.  The Company issued 17,010, 19,410 and 6,226 shares of common stock without registration under the Securities Act of 1933 during 2009, 2008 and 2007, respectively, to non-management directors as payment of director fees.  The number of shares of common stock issued in each case was based on the fair market value of the Company’s common stock as of the date of the meetings to which such fees related.  All previously unreported, unregistered issuances of common stock during 2009 are as follows:

Date		Amount of			Cash to
Issued	Title	Securities Sold	Security Holder	Description of Transaction	Company

03/02/09	Common Stock	5,714	Various Directors	Shares issued for directors' fees	N/A
05/04/09	Common Stock	2,898	Various Directors	Shares issued for directors' fees	N/A
08/03/09	Common Stock	3,636	Various Directors	Shares issued for directors' fees	N/A
10/28/09	Common Stock	4,762	Various Directors	Shares issued for directors' fees	N/A

All of the foregoing transactions of common stock were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.  All such shares are subject to restrictions on resale.

Company Purchases of its Equity Securities.  No purchases of the Company’s common stock were made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18 under the Securities Exchange Act of 1934) during 2009.

Item 6.  Selected Financial Data

Not Required for Smaller Reporting Company

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Highlights of 2009 Operations

Increased Revenue and Reduced Operating Loss
As highlighted in its quarterly reports, the Company has continued to report significant increases in year over year revenue as well as similarly significant decreases in operating losses.  For the year ended December 31, 2009, in comparison to the year ended December 31, 2008, the Company reported a $2,637,000 increase in revenue and a decrease in operating loss of $2,812,000.

Positive Cash Flow from Operations
For the first time in the Company's history, the Company's annual cash flow from operations was positive. For the year ended December 31, 2009 the Net Cash Provided by Operating Activities was $2,240,000, an improvement of $4,876,000 over the Net Cash Used in Operating Activities for the year ended December 31, 2008 of $2,636,000.  The improvement in Net Cash Provided by Operating Activities from 2008 to 2009 was the result of increasing revenues as well as the cost reductions and cost control plans implemented in 2008 and 2009.

In addition, the Company’s operations generated $537,000 in excess of required principal payments on long-term debt related to capital leases.   It is important to note that, based on borrowings outstanding at December 31, 2009, the cash required to cover the principal payments on these borrowings for 2010 is slightly less than 2009, but will decrease approximately $600,000 in 2011.

System Infrastructure and Service Delivery Systems
During 2009, the Company has continued to invest in the Company’s core infrastructure – tracNet24.  The improvements in 2009 significantly improved the speed and capacity of the tracNet24 system which positions us well for growth in terms of additional equipment under lease but also the expansion of services.   In addition, during the latter half of 2009 the Company invested in the development of a Salesforce.com (“SFDC”) platform which, when completed, will enhance the Company’s service delivery capabilities.  The development of the SFDC platform is expected to continue through 2010 and into 2011.

Outlook for 2010
The decline in equipment leasing revenue in the fourth quarter of 2009 has created some short-term challenges in terms of cash flow which will impact 2010.  Management has already taken steps to mitigate the impact of the decrease in revenue and related cash flow.

Despite recent signs of economic recovery, we expect that the ongoing difficult economic situation in the United States will continue to make it difficult for many state, county and local governments to accurately budget their tax revenues and costs.  As a result, we expect that many of the corrections agencies and other target customers for our offender tracking equipment and services will continue to evaluate expenditures carefully.  However, we believe that the value proposition that the Company provides to these target customers along with a recovering economy will result in the number of contracts being awarded beginning to increase slowly in the early part of 2010 and then accelerate in the later part of the year.

Summary of Financial Information
The following table provides a comparison of selected financial highlights for the years ended December 31, 2009 and 2008:

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS
Twelve Months Ended December 31,  2009 and 2008
(Rounded to nearest thousand)

	2009	2008	Change
Revenues:
Equipment revenue	$11,124,000	$8,876,000	$2,248,000
Services revenue	461,000	334,000	127,000
Royalty revenue	754,000	492,000	262,000
Total revenues	12,339,000	9,702,000	2,637,000
Costs of revenue	4,525,000	3,868,000	657,000
Gross profit margin	7,814,000	5,834,000	1,980,000
Gross profit margin %	63.3%	60.1%

Research and development expenses (R&D)	1,263,000	1,240,000	23,000
Sales, general and administrative expenses (SG&A)	7,262,000	8,117,000	(855,000)
Total R&D and SG&A	8,525,000	9,357,000	(832,000)
Operating loss	(711,000)	(3,523,000)	2,812,000
Interest expense, net	(1,212,000)	(1,078,000)	(134,000)
Net loss	$(1,923,000)	$(4,601,000)	$2,678,000
Preferred stock dividends and accretion	(1,347,000)	(1,224,000)	(123,000)
Net loss available to common stockholders	$(3,270,000)	$(5,825,000)	$2,555,000

Quarterly Highlights
In addition to the annual statements of operation presented above, the following tables of selected quarterly financial and non-financial data is important in understanding the Company’s results of operation for the years ended December 31, 2008 and 2009 and the operating trends going into 2010.

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
8 Quarter Trend
(Rounded to nearest thousand)

	Three Months Ended
	March 31	June 30	Sept 30	Dec 31	March 31	June 30	Sept 30	Dec 31
	2008	2008	2008	2008	2009	2009	2009	2009
Revenue:
Equipment leasing	$2,202,000	$2,263,000	$2,099,000	$2,312,000	$2,625,000	$2,974,000	$2,924,000	$2,601,000
Service Revenue	74,000	87,000	71,000	102,000	132,000	116,000	107,000	106,000
Royalty Revenue	226,000	6,000	8,000	252,000	347,000	102,000	180,000	125,000
Total Revenue	2,502,000	2,356,000	2,178,000	2,666,000	3,104,000	3,192,000	3,211,000	2,832,000

Costs of Revenue	1,087,000	948,000	844,000	989,000	1,166,000	1,173,000	1,172,000	1,014,000
Gross profit margin	1,415,000	1,408,000	1,334,000	1,677,000	1,938,000	2,019,000	2,039,000	1,818,000
Gross profit margin percentage*	56.6%	59.8%	61.2%	62.9%	62.4%	63.3%	63.5%	64.2%

Research & Development (R&D)	340,000	329,000	275,000	296,000	319,000	251,000	316,000	377,000

Selling General & Administrative (SG&A)	2,252,000	2,047,000	1,817,000	2,001,000	1,916,000	1,862,000	1,796,000	1,688,000
Subtotal R&D and SG&A	2,592,000	2,376,000	2,092,000	2,297,000	2,235,000	2,113,000	2,112,000	2,065,000

Operating Loss	$(1,177,000)	$(968,000)	$(758,000)	$(620,000)	$(297,000)	$(94,000)	$(73,000)	$(247,000)

Total Full-Time Employees	91	89	80	74	73	74	73	73
* Gross proft margin percentage = Gross Profit Margin / Total Revenue

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
Three Months Ended March 31, 2009, June 30, 2009, September 30, 2009 , December 31, 2009
and year  ended December 31, 2009
(Rounded to nearest thousand)

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Year Ended December 31, 2009
Cash Flows From Operating Activities
Net loss	$(585,000)	$(400,000)	$(378,000)	$(560,000)	$(1,923,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	504,000	593,000	556,000	470,000	$2,123,000
Stock based compensation	105,000	103,000	81,000	50,000	$339,000
Provision for Doubtful Accounts	91,000	70,000	33,000	10,000	$204,000
Changes in operating assets and liabilities:
Accounts receivable	(42,000)	298,000	71,000	37,000	$364,000
Inventories	45,000	(108,000)	(31,000)	3,000	$(91,000)
Prepaid expenses	(14,000)	(33,000)	13,000	3,000	$(31,000)
Accounts payable	148,000	(295,000)	190,000	108,000	$151,000
Accrued expenses	340,000	274,000	47,000	(8,000)	$653,000
Deferred revenue	(126,000)	(31,000)	(11,000)	(35,000)	$(203,000)
Accrued interest payable	153,000	158,000	161,000	181,000	$653,000
					-
Net cash provided by operating activities	619,000	629,000	732,000	259,000	2,239,000

Principal payments on long-term debt	(491,000)	(459,000)	(344,000)	(408,000)	(1,702,000)

Net cash provided by operating activities less principal payments on long-term debt	$128,000	$170,000	$388,000	$(149,000)	$537,000

 For the year ended December 31, 2009 compared to the year ended December 31, 2008

Total Revenues
For the year ended December 31, 2009, the Company had total revenue of $12,339,000, an increase of 27.2% over the total revenue of $9,702,000 recorded for the year ended December 31, 2008.

Equipment Revenue and Service Revenue
The Company’s principal sources of revenue (daily leasing of electronic monitoring equipment and administrative, field and support services) grew 25.8% over 2008. The increase in revenue over the prior year is the result of a net increase in the number of units under lease (equipment leasing) and the  number of units utilizing the Company’s monitoring center services (administrative field & support service revenues) net of several downward price adjustments as described below.

On a quarterly basis, the Company reported increasing levels of revenue from equipment leasing for the three months ended March 31, 2009 and June 20, 2009 as a result of increasing amounts of equipment under lease.

For the three months ended September 30, 2009 the Company experienced a slight decrease in equipment leasing revenue of which approximately $25,000 is attributable to a reduction in units deployed by existing customers, as opposed to the loss of customers.  The remaining decrease is attributable to a reduction of the overall daily price of a contract which occurred due to the customer exercising the renewal options extending the contract to June of 2010.

For the three months ended December 31, 2009, equipment leasing revenue decreased approximately $323,000.  Of that approximately $200,000 was attributed to a reduction in the overall daily price of a contract which occurred due to the customer exercising renewal options extending the contract to January 2012.  The remaining decrease in revenue was attributable to a reduction in units deployed by existing customers, as opposed to the loss of a customer.

Royalty Revenue
The Company earns royalty revenues under a Patent License Agreement with Satellite Tracking of People, L.L.C. (STOP) which grants STOP a license to utilize specific technology that is patented by the Company.  The Company earns a royalty equal to 2.5% of STOP’s revenue utilizing this technology.  Royalty revenue increased $262,000 from $492,000 in 2008 to $754,000 for the year ended December 31, 2009.  Revenue recognized under the STOP Patent License Agreement is based on estimates of STOP’s revenue and fluctuates accordingly.  The maximum amount of royalties that the Company can earn under the STOP Patent License Agreement is $1,500,000.  Through December 31, 2009 the Company had earned $1,250,000, leaving $250,000 which is expected to be recognized in the first six months of 2010.

Cost of Revenues
Cost of Revenues represents all direct costs related to delivery of monitoring equipment including amortization of the acquisition costs, repairs and maintenance of the monitoring equipment, transportation costs, communication costs associated with the equipment, as well as costs to upgrade existing units for advancements in technology.  Cost of revenues for the year ended December 31, 2009 were $4,525,000, an increase of $657,000 from $3,868,000 reported in 2008.   The increase in cost of revenues is outlined below
•
$229,000 related to communication costs of the Company's GPS equipment.  The increase is due to both an increase in the number of units deployed as well as an increase in the daily charge from the Company's cellular provider.

•	$171,000 related to royalty expenses outlined further below.
•	$125,000 related to the costs of sub-contracted services and equipment which are revenue producing to the Company.
•	$132,000 related to increases in amortization, repairs and supplies related to increased units deployed.

On November 27, 2007, the Company and Pro Tech Monitoring, Inc. (“Pro Tech”) entered into a Confidential Settlement Agreement (“Settlement Agreement”), pursuant to which the Company agreed to make a modification to its GPS tracking equipment to eliminate or disable a component that allegedly infringed on a U.S. patent held by Pro Tech.  On January 27, 2008, the Company became subject to royalty payments, which escalated over time, on unmodified equipment generating revenue.

In December 2009 the Company and Pro Tech reached substantial agreement over a Confidential Patent License Agreement ("Patent License Agreement") under which the Company was granted a limited license to provide the applicable technology to specific customers.  In addition, the Patent License Agreement fixed the amount of all royalties due Pro Tech for the limited license under the Patent License Agreement and all royalties due under the Settlement Agreement at $650,000, of which, approximately $142,000 was paid prior to December 31, 2009 with the balance being reflected in Accrued Expenses on the balance sheet of the Company at December 31, 2009.  The Patent License Agreement was entered into effective  March 1, 2010 on substantially the same terms as agreed upon in December, 2009 with the final payment being made to Pro Tech on March 4, 2010.

Royalty expense for 2009 and 2008 was   $411,000 and $239,000, respectively.   As a result of entering into this agreement, the Company will have no future royalty expenses in connection with this alleged infringement.

Gross Profit Margin
The net effect of the $2,637,000 increase in revenues offset by the $657,000 increase in cost of revenues is an increase in the Company’s gross profit margin of $1,980,000.  Gross profit margin, as a percentage of total revenue, improved to 63.3% in 2009 from 60.1% in 2008.

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

Research and Development expenses for 2009 were $1,263,000, an increase of $23,000 over the $1,240,000 expensed in 2008.

The Company is currently in the process of redesigning several major software systems and, in accordance with Statement of Position (SOP) 98-1, has capitalized certain payroll and related costs associated with the development of the applications.  For the year ended December 31, 2009, the capitalized expenses which would have otherwise been reported as R&D expenses totaled approximately $146,000.  $114,000 associated with this redesign was capitalized during the year ended December 31, 2008.

In addition, $75,000 was capitalized during the year ended December 31, 2009 related to improvements in the System 5000 equipment. No amounts were capitalized related to the System 5000 during the year ended December 31, 2008.

R&D expenses fluctuate as a result of open positions and subsequent staffing as well the amount of capitalization of certain payroll costs in connection with the software redesign noted above.

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

For the year ended December 31, 2009, SG&A expenses decreased $855,000 to $7,262,000 from $8,117,000 incurred in 2008.  Significant components of the decrease in SG&A expense from 2008 to 2009 are highlighted below:
•
$560,000 reduction in personnel related expenses including salaries, benefits, recruiting, and travel  due to the decrease in staffing levels related to sales, administrative,  customer support and the monitoring center.

•	$120,000 reduction in bad debt expense

•	$75,000 reduction in stock option expense

•	$59,000 reduction in office and computer supplies due to implemented cost control measures and the reduction in the Company's overall headcount

•	$41,000 reduction in corporate insurance expense

Looking forward, management expects Operating Expenses which include SG&A and R&D to continue at, or slightly below the levels as incurred in the second half of 2009.

Interest Expense, Net
Net interest expense represents the total interest expense incurred by the Company  in connection with its borrowings from Crestpark, LP Inc. (“Crestpark”) and AHK Leasing LLC (“AHK”) reduced by the interest income earned by the Company during the year.  The net interest expense increased $134,000 from $1,078,000 in 2008 to $1,212,000 in 2009.  The increase is attributable to the increase in equipment purchased under capital leases, as well as the additional borrowings under the credit facilities with Crestpark.

Until such time as the Company is able to finance equipment purchases from cash flow generated by operations, we expect to see net interest expense continue at or above the current levels.

Net Loss
The Company’s net loss for 2009 was $1,923,000 a decrease of $2,678,000 from the $4,601,000, reported in 2008 for the reasons described herein.

Preferred Stock Dividends and Accretion
For the year ended December 31, 2009, preferred stock dividends and accretion totaled $1,347,000 as compared to $1,224,000 for 2008.  This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock.  The Series C Exchangeable Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Liquidity and Capital Resources

For the year ended December 31, 2009, the Company generated $2,240,000 of cash in operating activities, used $2,322,000 in investing activities, and generated $378,000 in cash from financing activities.  The total of all cash flow activities resulted in an increase of $296,000 in the balance of cash for the year ended December 31, 2009.

For the year ended December 31, 2008, the Company used $2,636,000 of cash in operating activities, used $2,433,000 in investing activities and generated $2,049,000 in cash from financing activities.  The total of all cash flow activities in 2008 resulted in a decrease in the balance of cash of $3,019,000.

In addition to cash generated by operations, the Company has access to credit facilities under lending agreements with AHK to finance the acquisition of tracking equipment and Crestpark to meet its other working capital needs as follows:

AHK:

AHK, a company controlled by three stockholders, one of which is a current director has indicated that they expect to continue to provide lease financing for our monitoring equipment purchases during 2010.  Through sale-leaseback arrangements, the Company sells the inventory to AHK and then leases the equipment back.  All capital leases are treated as financing transactions with interest rates ranging from 10.00% to 12.50% per annum.  Maturity dates on these capital leases run from September 2010 to December 2012.  As of December 31, 2009, the aggregate balance on the capital leases totaled $2,923,532, of which $1,674,221 is current and the balance of $1,249,311 is classified as long-term debt. The Company made principal payments on capital leases with AHK totaling $1,702,000 and $1,151,000 during 2009 and 2008, respectively.

To the extent that AHK is unable to provide lease financing, the Company intends to utilize the Equipment Term Loan under the November 2008 loan agreement with Crestpark.

Crestpark:

Revolving Line of Credit - The Company has a $750,000 Revolving Line Credit with Crestpark for its working capital needs.  The Revolving Line of Credit has a term ending on January 1, 2012, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum.  The Company is also required to pay Crestpark a fee of 0.25% per annum on the average daily unused amount of the Revolving Line of Credit. The Company had a net decrease in borrowings on the Revolving Line of Credit of $150,000 in 2009 in comparison to a net increase in borrowings on the same line in 2008.  As of December 31, 2009, the Company had $350,000 outstanding under the Revolving Line of Credit and $400,000 available.

Equipment Term Loan - The Company has a $1,750,000 Equipment Term Loan with Crestpark which it has used to purchase GPS-based offender tracking and monitoring equipment.  At Crestpark’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms.  The Equipment Term Loan has a term ending January 1, 2012, bears interest at a fixed rate of 12% per annum and is secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan.  The Company is also required to pay Crestpark a fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan.  The Company had a net increase in borrowings on the Equipment Term Loan of $230,000 and $50,000 for the years ended December 31, 2009 and 2008, respectively. The amount available to be drawn under the Equipment Term Loan at December 31, 2009 is $1,338,000, of which approximately $508,000 was drawn on February 24, 2010, leaving $830,000 available to be drawn.

By the end of 2009, the Company was incurring approximately $350,000 in recurring monthly costs of revenues and $630,000 in recurring monthly operating expenses, excluding non-cash expenses such as the provision for doubtful accounts, depreciation and amortization of stock options.  The majority of the recurring monthly operating expenses consisted of salaries, wages, payroll taxes, health insurance and other employee benefits.  In addition to these recurring monthly operating expenses, the Company’s other principal uses of cash are the payment of other recurring monthly operating expenses, the acquisition of monitoring equipment and the changes in working capital.  In general, the Company meets its liquidity needs from its current revenues, existing cash and cash equivalents (including the proceeds of the additional borrowings from Crestpark, as described above), and through capital leasing arrangements.  As of December 31, 2009, the Company had $720,000 in cash and cash equivalents.

The Company believes that its current working capital combined with the expected amounts available for additional working capital via the Revolving Line of Credit with Crestpark and through lease financing for its monitoring equipment through AHK and/or Crestpark are sufficient to meet its liquidity needs through 2010.

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

Revenue recognition and deferred revenue
The Company derives revenue from equipment leasing and services and patent royalties.

Equipment leasing and services – the Company charges a daily rate for equipment leasing and service revenue (e.g. per day/per individual being monitored) and recognizes revenue as equipment leasing and services are provided. The majority of the Company’s contracts are billed on a monthly basis in arrears. However, in some instances customers are billed in advance, in which case, those billings are reflected as deferred revenue and recognized as equipment leasing and services are provided.

Royalty revenue – the Company earns royalty revenues on a patent license agreement under which it licenses its patented technology to a competitor. Prior to and during the quarter ended September 30, 2008, the Company accounted for these royalty revenues on a cash basis. Beginning in the quarter ended December 31, 2008, the Company accounted for these royalty revenues on an accrual basis as the amounts were then estimable and probable of collection.

Stock–based compensation

The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification (“ASC)” 718, “Compensation-Stock Compensation”, which requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements based on the fair value of the equity or liability instruments issued. ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Under ASC 718, the Company is required to measure the cost of its employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

Research and Development Expenses
The Company expenses research and development expenses as incurred.  For the year ended December 31, 2009, the Company incurred $1,263,000 in research and development expenses, net of $146,000 capitalized in connection with the redesign of major software systems and $75,000 capitalized in connection with System 5000 improvements.

Impairment of Long-Lived Assets
The Company evaluates goodwill for impairment on an annual basis.  The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  These computations utilize judgments and assumptions inherent in management’s estimate of future undiscounted and discounted cash flows to determine recoverability of these assets.  If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss.  The Company recorded no impairment charges for the years ended December 31, 2009 and December 31, 2008.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Required for Smaller Reporting Company

Item 8.  Financial Statements.
iSECUREtrac Corp. and Subsidiaries
Consolidated Financial Report

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
iSECUREtrac Corp.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of iSECUREtrac Corp. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iSECUREtrac Corp. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of iSECUREtrac Corp. and Subsidiaries' internal control over financial reporting as of December 31, 2009 included in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen LLP
Kansas City, Missouri
March 16, 2010

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents (Note 11)	$719,662	$423,361
Accounts receivable, net of allowance for doubtful accounts of $666,630 in 2009 and $462,553 in 2008 (Note 11)	1,877,330	2,445,505
Inventories	284,838	193,820
Prepaid expenses and other	115,004	84,224
Total current assets	2,996,834	3,146,910
Leasehold improvements and equipment, net of accumulated depreciation of $11,228,684 in 2009 and $9,125,376 in 2008 (Notes 2, 5, & 6)	4,461,466	4,229,319
Intangibles, net of accumulated amortization of $911,522 in 2009 and $892,128 in 2008 (Note 3)	-	19,394
Goodwill (Note 3)	2,302,179	2,302,179
Other assets	69,889	83,386
Total assets	$9,830,368	$9,781,188
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$554,592	$403,399
Accrued expenses	1,177,666	524,339
Revolving Line of Credit	350,000	500,000
Equipment Term Loan	280,000	50,000
Current maturities of long-term debt (Notes 5, 6, & 10)	1,674,221	1,222,508
Deferred revenues & gain on sale-leaseback transactions (Notes 6 & 10)	96,937	299,548
Accrued interest payable (Note 5)	1,428,778	776,011
Total current liabilities	5,562,194	3,775,805
Long-term debt, less current maturities (Notes 5, 6, & 10)	13,126,786	13,280,368
Total liabilities	$18,688,980	$17,056,173
Redeemable convertible Series C preferred stock (Note 8)	14,453,227	13,106,407
Commitments and contingency (Notes 6 & 12)
Stockholders' (deficit)
Common stock	10,816	10,799
Additional paid-in capital	55,516,568	55,369,880
Accumulated deficit	(78,839,223)	(75,762,071)
Total stockholders' (deficit)	(23,311,839)	(20,381,392)
Total liabilities and stockholders' (deficit)	$9,830,368	$9,781,188

See Notes to Consolidated Financial Statements.

iSECUREtrac Corp. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008
Revenues:
Equipment leasing & hosting (Note 11)	$10,958,294	$8,771,198
Administrative, field & support service revenues	460,670	334,579
Equipment sales	165,618	104,014
Other revenues	754,405	492,624
Total revenues	12,338,987	9,702,415
Operating expenses:
Cost of revenues	4,524,864	3,867,895
Research and development	1,263,148	1,240,382
Sales, general and administrative	7,262,031	8,116,974
Total operating expenses	13,050,043	13,225,251
Operating loss	(711,056)	(3,522,836)
Other income (expense):
Interest income	652	27,130
Interest expense (Note 5 & 10)	(1,212,559)	(1,105,530)
Total other income (expense)	(1,211,907)	(1,078,400)
Loss before provision for income taxes	(1,922,963)	(4,601,236)
Provision for income taxes (Note 9)	-	-
Net loss	$(1,922,963)	$(4,601,236)
Preferred stock dividends and accretion (Note 8)	(1,346,822)	(1,223,862)
Net loss available to common stockholders	$(3,269,785)	$(5,825,098)
Basic and diluted loss per common share	$(0.30)	$(0.54)
Weighted average shares of common stock outstanding	10,807,963	10,788,089

See Notes to Consolidated Financial Statements.

iSECUREtrac Corp. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2009 and 2008

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2007	10,779,680	$10,779	$55,109,333	$(70,089,430)	$(14,969,318)
Shares issued for director's fees	19,410	20	6,980	-	7,000
Stock based compensation	-	-	406,024	-	406,024
Series C preferred stock dividends	-	-	-	(1,071,405)	(1,071,405)
Accretion to redemption value of preferred stock	-	-	(152,457)	-	(152,457)
Net loss	-	-	-	(4,601,236)	(4,601,236)
Balance, December 31, 2008	10,799,090	$10,799	$55,369,880	$(75,762,071)	$(20,381,392)
Shares issued for director's fees	17,010	17	7,983	-	8,000
Stock issued upon exercise of options	-	-	162	-	162
Stock based compensation	-	-	331,175	-	331,175
Series C preferred stock dividends	-	-	-	(1,154,189)	(1,154,189)
Accretion to redemption value of preferred stock	-	-	(192,632)	-	(192,632)
Net loss	-	-	-	(1,922,963)	(1,922,963)
Balance, December 31, 2009	10,816,100	$10,816	$55,516,568	$(78,839,223)	$(23,311,839)

See Notes to Consolidated Financial Statements.

iSECUREtrac CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Twelve Months Ended December 31, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities
Net loss	$(1,922,963)	$(4,601,236)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,122,701	2,126,066
Stock based compensation	339,175	413,024
Provision for Doubtful Accounts	204,077	343,761
Changes in operating assets and liabilities:
Accounts receivable	364,098	(847,364)
Inventories	(91,018)	(58,444)
Prepaid expenses	(30,780)	8,526
Accounts payable	151,193	(666,178)
Accrued expenses	653,327	(84,744)
Deferred revenues and gain on sale - leaseback transactions	(202,611)	(14,542)
Accrued interest payable	652,767	745,498
Net cash provided by (used in) operating activities	2,239,966	(2,635,633)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(2,189,280)	(2,323,894)
Capitalization of software development costs	(146,175)	(113,802)
Decrease in other assets	13,497	5,039
Net cash (used in) investing activities	(2,321,958)	(2,432,657)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	2,000,000	2,650,000
Net proceeds/(payments) on revolving line of credit	(150,000)	500,000
Net proceeds from equipment term loan	230,000	50,000
Principal payments on long-term debt	(1,701,869)	(1,151,061)
Proceeds from the exercise of options and warrants	162	-
Net cash provided by financing activities	378,293	2,048,939
Increase (Decrease) in cash	296,301	(3,019,351)
Cash at beginning of period	423,361	3,442,712
Cash at end of period	$719,662	$423,361
Supplemental Disclosure of Cash Payments for
Interest	559,792	360,033

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

The Company deploys equipment and services through two methods: through direct contracts with state, local and county agencies or through resellers who have contracts with state, local and county agencies. The actual number of units deployed by the Company's customers will vary from month to month and the Company's revenue will vary accordingly. Therefore, in the absence of new contracts won, the Company's revenue may increase and in the absence of contracts lost, the Company's revenue may decrease.

Direct contracts with the state, county or local agencies - These contracts are generally won through the competitive bid processes as required by the particular state, county or local procurement laws.   The length of contracts vary and range from one year to five years, including renewal options and typically include cancellation clauses with 30 to 60 days notice.  In general, contracts do not specify a minimum or maximum number of units.

Resellers - These contracts are won through direct solicitation to the reseller.  They generally have no stated expiration or automatically renew on a month to month basis with cancellation clauses of 30 to 60 days notice.

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

Trade accounts receivable:  Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded when received.  The Company offers credit terms to select customers of up to 45 days.  Additionally, the Company reserves the right to assess finance charges on delinquent accounts where such charges are permitted.  Accounts are considered delinquent after 45 days.  There was $223,856 of bad debt expenses for 2009 and $343,761 for 2008.

Inventories:  Inventories consist of repair parts or components that will be used in the production of new revenue producing equipment.  Inventories are reviewed for obsolescence on a quarterly basis.

Leasehold improvement and equipment:  Leasehold improvements and equipment are recorded at cost.  Equipment, including monitoring equipment, is depreciated on the straight-line method over the estimated useful lives of the related assets ranging from 3 to 10 years.  The cost of leasehold improvements is amortized over the lesser of the estimated lives of the assets or the lease term.  Amortization of assets acquired under capital leases is included with depreciation expense on the owned assets.

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  These computations utilize judgments and assumptions inherent in management’s estimate of future undiscounted and discounted cash flows to determine recoverability of these assets.  If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss.  With respect to the Company’s long lived assets, the Company recorded no impairment charges for the years ended December 31, 2009 and 2008.

Product development:  The Company capitalizes software and hardware development costs when a product's technological feasibility has been established and ends when the product is available for general release to customers.  All software and hardware development costs are amortized on a straight-line basis over 36 months.   As of December 31, 2009, the Company had capitalized development costs of $315,937 related to the System 5000 and $259,977 related to the improvements in the functionality of our web-based software and customer-facing interfaces.  Of these amounts, $259,662 and $0, respectively, had been amortized through December 31, 2009.  The net value of these capitalized software and hardware development costs are included in the Leasehold improvements and equipment line of the Consolidated Balance Sheets.

Research and development expenses:  Research and development cost of $1,263,148 and $1,240,382 were charged to operations for the years ended December 31, 2009 and 2008, respectively.

Goodwill:  Goodwill represents the excess of purchase price paid over the net identifiable assets of the acquired business.  It is subject to annual tests for impairment.  The Company has recorded no impairment charges related to goodwill for the years ended December 31, 2009 and 2008.

Intangibles, subject to amortization:  Amortizable intangibles represent the value assigned to the future net income stream attributable to customer monitoring contracts assumed by the Company in a prior acquisition based on their capacity to generate such income.  The intangible asset was amortized over seven years, the estimated life of the monitoring contracts to which they relate.  Amortization was based on the ratio of projected annual revenue streams to total projected revenue per existing customer monitoring contracts.  All intangibles were fully amortized as of December 31, 2009.

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

	December 31, 2009	December 31, 2008
Shares issuable upon conversion of Series C Exchangeable Preferred Stock	4,782,609	4,782,609

Warrants issuable upon conversion of Series C Exchangeable Preferred Stock	6,287,045	6,287,045

Common stock options outstanding	3,054,320	2,734,276

Common stock warrants outstanding	2,227,074	3,544,535

Revenue recognition and deferred revenue:   The Company derives revenue from equipment leasing and services and patent royalties.

Equipment leasing and services – the Company charges a daily rate for equipment leasing and service revenue (e.g. per day/per individual being monitored) and recognizes revenue as equipment leasing and services are provided. The majority of the Company’s contracts are billed on a monthly basis in arrears. However, in some instances customers are billed in advance, in which case, those billings are reflected as deferred revenue and recognized as equipment leasing and services are provided.

Royalty revenue – the Company entered into a Patent License Agreement in 2005 with Satellite Tracking of People, L.L.C. (STOP) which grants STOP a license to utilize specific technology that is patented by the Company. In exchange for that license the Company is entitled to receive a royalty payment from STOP equal to 2.5% of the revenue utilizing such technology, due annually by March 31 of each year. Prior to and during the quarter ended September 30, 2008, the Company accounted for royalty revenue on a cash basis. During the three months ended December 31, 2008, the Company began accounting for these revenues on an accrual basis as the amounts were then estimable and probable of collection. The maximum that can be earned under this agreement is $1,500,000. Through December 31, 2009 the Company has earned $1,250,000, leaving $250,000 which is expected to be recognized in the first six months of 2010.

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

Stock–based compensation: The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation”, which requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements based on the fair value of the equity or liability instruments issued. ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Under ASC 718, the Company is required to measure the cost of its employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

The Company adopted the requirements of ASC 718 using the modified prospective transition method for valuing stock options. Under this method, stock based compensation expense is recognized using the fair-value based accounting method for all employee awards granted, modified, or settled during a period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:  The significant assumptions used in the Black Scholes model to estimate compensation expense are as follows:

	2009	2008
Risk free interest rate	3.60%	3.79%

Expected volatility factor	81.50%	82.84%

Expected option term in years	3.5 to 6.5	3.5 to 6.5

Dividends	$0.00	$0.00

Forfeitures for senior executives	35%	23%

Forfeitures for non-senior	24%	24%

The risk-free interest rate is determined on the date the grant is issued. This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of 3.5 years to 6.5 years. Expected volatilities are based upon looking back at historical stock prices since the date of adoption of the plan.

The Company is required to estimate forfeitures. The forfeiture rate is the rate at which options are expected to be forfeited prior to full vesting. The forfeiture rate is determined based on actual forfeiture rate experience as follows: For each historical year of option issuance, the total options issued for the year is compared to the options forfeited prior to having vested. For option years in which the two year vesting period has not passed, past experience is used to project future forfeitures. The total of pro forma forfeitures is then compared to total options awarded and the resultant percentage is used as the forfeiture rate. This forfeiture rate is recalculated on an annual basis.

The annual rate of quarterly dividends is 0% since iSECUREtrac has historically not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the future.

The Company recorded pre-tax compensation expense for stock options issued to its employees of $331,175 and $406,024 for the years ended December 31, 2009 and 2008, respectively. The Company has recorded a full valuation allowance on deferred tax assets and, therefore, no tax benefit is recognized.

The fair value of stock warrants issued to non-employees is also accounted for using ASC 718. Related compensation expense is charged to income when incurred.

Advertising costs: Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2009 and 2008, was $13,355 and $35,310, respectively.

Uncertain Tax Positions. The Company accounts for all income taxes in accordance with ASC 740 – Income Taxes which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. There are no unrecognized tax benefits in the Company’s financial statements as of December 31, 2009 and 2008.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2009, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernment entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative GAAP for SEC registrants. The Company adopted ASC 105 in three months ended September 30, 2009. References to FASB guidance throughout this document have been updated for the Codification.

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

The Company adopted an update to ASC 810 – “Consolidation” (“ASC 810”) (formerly SFAS No. 160 “Noncontrolling Interest in Consolidated Financial Statements”) on January 1, 2009, " This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. ASC 810 is effective for the fiscal years beginning on or after December 15, 2008. The update had no material impact on the Company’s financial position, results of operations or cash flows.

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

The Company adopted an update to ASC 825 – “Financial Instruments” (“ASC 825”) (formerly Financial Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments” on April 1, 2009. ASC 825 requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose. The update had no material impact on the financial statements. Additional disclosures have been provided where applicable.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010. Vendors often provide multiple products and/or services to their customers as part of a single arrangement. These deliverables may be provided at different points in time or over different time periods. The existing guidance regarding how and whether to separate these deliverables and how to allocate the overall arrangement consideration to each was originally captured in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is now codified at ASC 605-25, Revenue Recognition - Multiple-Element Arrangements. The issuance of ASU 2009-13 amends ASC 605-25 and represents a significant shift from the existing guidance that was considered abuse-preventative and heavily geared toward ensuring that revenue recognition was not accelerated. The application of this new guidance is expected to result in accounting for multiple-deliverable revenue arrangements that better reflects their economics as more arrangements will be separated into individual units of accounting. The Company is in the process of evaluating the impact of adopting ASU No. 2009-13.

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

Note 2.  Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment for the years ended December 31, 2009 and 2008 are as follows:

	2009			2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,055,794	$719,639	$336,155	$969,624	$592,072	$377,552

Leasehold improvements	249,081	176,522	72,559	239,341	113,924	125,417

Components held for future monitoring equipment builds	210,000	-	210,000	-	-	-

Capitalization of Software Development Costs	259,977	-	259,977	113,802	-	113,802

Monitoring equipment	13,915,298	10,332,523	3,582,775	12,031,928	8,419,380	3,612,548
Total leasehold improvements and equipment	$15,690,150	$11,228,684	$4,461,466	$13,354,695	$9,125,376	$4,229,319

The Company incurred depreciation expense of $2,103,307 and $2,084,104 for the years ended December 31, 2009 and 2008, respectively.

Note 3.  Goodwill and Intangibles, Subject to Amortization

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year.  The Company has determined that there is no impairment of goodwill as of December 31, 2009 and 2008.

The Company also separately records other intangible assets that can be identified and assigned a value.  At December 31, 2009, such intangible assets consisted solely of customer monitoring contracts assumed in a prior acquisition.  The Company amortizes the initial carrying value attributable to these monitoring contracts based on the projected revenue stream of the monitoring contracts.  This amortization expense is included in sales, general and administrative expenses in the consolidated statements of operations and was $19,394 in 2009 and $41,961 in 2008.  These intangible assets were previously tested for impairment on an annual basis.   As of December 31, 2009, the intangibles were fully amortized.

The composition of goodwill and intangible assets at December 31, 2009 and 2008, is as follows:

	2009		2008
		Intangibles, subject		Intangibles, subject
	Goodwill	to Amortization	Goodwill	to Amortization
Gross Carrying Amount	$2,302,179	$911,522	$2,302,179	$911,522

Accumulated Amortization	-	(911,522)	-	(892,128)
Balance	$2,302,179	$-	$2,302,179	$19,394

Note 4. Credit Agreements

On November 10, 2008, the Company entered into a loan agreement (the “Loan Agreement”) with Crestpark LP, Inc. (“Crestpark”) and in connection with the Loan Agreement executed two separate promissory notes.  The first note is for $750,000 for working capital via a Revolving Credit Commitment and the second note is for $1,750,000 for equipment financing via an Equipment Term Loan.  The Loan Agreement, when executed in 2008 had a maturity date of July 1, 2010.  On November 4, 2009, the parties executed an amendment to the Loan Agreement extending the maturity date to January 1, 2012.  All other terms remain unchanged.

Revolving Credit Commitment - The proceeds of the Revolving Credit Commitment of $750,000 are to be used for working capital needs and are anticipated to be repaid from cash flow generated by the operations of the Company.  The Revolving Credit Commitment has a term ending on January 1, 2012, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum.  The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Revolving Credit Commitment.  Interest expense to Crestpark in 2009 and 2008 was $70,468 and $2,682, respectively.  As of December 31, 2009, the Company had $350,000 outstanding under the Revolving Credit Commitment and $400,000 available, compared with $500,000 outstanding and $250,000 available as of December 31, 2008.  Amounts borrowed and repaid remain available under the Revolving Credit Commitment.

Equipment Term Loan - The proceeds of the $1,750,000 Equipment Term Loan are to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients.  It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time.  At Crestpark’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms.  The Equipment Term Loan has a term ending January 1, 2012, bears interest at a fixed rate of 12% per annum and is secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan.  The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan.  Interest expense to Crestpark in 2009 and 2008 was $13,033 and $784 respectively.  As of December 31, 2009, the Company had $280,000 outstanding under the Equipment Term Loan and $1,337,593 available, compared with $50,000 outstanding and $1,700,000 available as of December 31, 2008.  Amounts borrowed and repaid are no longer available under the Equipment Term Loan.

Crestpark is an affiliate of Mykonos 6420 LP (“Mykonos”).  As the sole holder of the Company’s Series C Preferred Stock, Mykonos has the right to elect a majority of the Company’s Board of Directors.  The terms of the loan were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Note 5.  Long Term Debt

The Company had the following long-term debt at December 31, 2009 and 2008:

	2009	2008
Long Term Debt
Crestpark LP, Inc
One secured note payable in the amount of $11,877,475 maturing on January 1, 2012
Fixed Tranche ~ with an interest rate of 9% effective November 4, 2009 and 7% prior to that date	$6,455,250	$6,455,250
Floating Tranche ~ with an interest rate of 2% over prime	5,422,225	5,422,225
Crestpark LP, Inc Total	$11,877,475	$11,877,475
AHK Leasing, LLC
Twelve separate capital leases with related parties that are carrying interest rates at 10.00% to 12.50% and maturing September 2010 to December 2012	2,923,532	2,625,401
Total long term debt	$14,801,007	$14,502,876
Less current maturities	(1,674,221)	(1,222,508)
Total long term debt less current maturities	$13,126,786	$13,280,368

Crestpark LP, Inc.
The Company has outstanding a Note Payable (“Note”) with Crestpark LP, Inc (“Crestpark”),   for $11,877,475 under a Credit and Security Agreement originally dated December 18, 2007.  Outstanding borrowings are due and payable on the earlier of (i) January 1, 2012 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Note, plus all accrued but unpaid interest.  The Company may prepay the Note at any time without premium or penalty.  The Note provides, among other things, that $6,455,250 (the “Fixed Tranche”) of the borrowings thereunder shall bear interest at 9.0% per annum and that such interest will be due and payable at maturity of the Note.  The remaining $5,422,225 of borrowings (the “Floating Tranche”) under the Note will bear interest at a floating rate equal to 2% over the prime rate (the “Base Rate”).  The portion of the interest on the Floating Tranche determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate will be payable monthly.

The Credit and Security Agreement, when originally executed had a maturity date of July 1, 2010.  On November 4, 2009, the parties executed an amendment to the Credit and Security Agreement extending the maturity date to January 1, 2012.  All other terms of the Credit and Security Agreement remain unchanged except the interest rate on the Fixed Tranche which was increased from 7% to 9%.

Accrued interest on the secured note payable at December 31, 2009 equaled $1,428,778.

The borrowings under the Note are secured by a first priority security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing LLC under its sale leaseback arrangements.

Crestpark is an affiliate of Mykonos 6420 LP (“Mykonos”).  As the sole holder of the Company’s Series C 8% Cumulative Compounding Exchangeable Preferred Stock, Mykonos has the right to elect a majority of the Company's Board of Directors.  The terms of the Loan were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Capital Leases - AHK Leasing, LLC.
AHK Leasing, LLC (“AHK”) is a company controlled by three stockholders, one of which is a current director, which lent the Company money during 2009 and 2008.  These loans were in the form of capital leases with 36 month terms and bearing interest at a rate of 10.00% to 12.50% per annum and mature between September 2010 and December 2012.   There was no accrued interest payable to AHK at December 31, 2009.

Total interest expense, including unused commitment fees, for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
AHK interest on long term debt	341,392	226,978

Crestpark LP interest on long term debt	765,870	851,983

Crestpark LP revolving credit agreements	83,501	3,466

Other	21,797	23,103
Total interest expense	1,212,559	1,105,530

The carrying value of the secured note payable to Crestpark and the capital leases with AHK  approximates their fair value in each case due to the short-term nature of the borrowings and, in the case of the capital leases, a guarantee from a stockholder.

The following is a schedule of aggregate debt maturities, including lease related obligations, due in future years as of December 31, 2009:

2010	$1,674,221

2011	1,074,309

2012	12,052,477
Total	$14,801,007

Note 6.  Lease Obligations

In 2009 and 2008, the Company financed the acquisition of approximately $2,000,000 and $2,650,000 of monitoring equipment, respectively, through sale-leaseback agreements with a related party. Under these sale-leaseback arrangements, the Company purchases the monitoring equipment from the manufacturer, sells it to the leasing company  at cost and then leases the equipment back.  The Company’s capital leases in conjunction with these transactions expire from September 2010 to December 2012.  The assets and the related liabilities under the leases have been recorded at the present value of the future minimum lease payments using discount rates of 10.00% to 12.50%.

The Company also has a noncancelable operating lease for its facility in Omaha, Nebraska and an operating lease for office equipment.  Future minimum lease payments, by year and in aggregate, under the capital leases and noncancelable operating leases, with initial terms of one year or more, are due as follows:

	Capital Leases	Operating
	Related Party	Lease
2010	$1,911,424	$78,565

2011	1,147,881	81,360

2012	181,133	82,988

2013	-	84,647

2014	-	86,340
Total approximate minimum lease payments	$3,240,438	$413,901

Less the amount representing interest	(316,906)	-
Approximate present value of minimum lease payments	$2,923,532	$413,901

The cost and accumulated depreciation of assets acquired under capital leases is as follows:

	2009	2008
Equipment	$5,451,873	$5,029,183

Less accumulated depreciation	(2,280,734)	(2,267,556)
Total	$3,171,139	$2,761,627

The total rent expense under the operating leases was $106,225 and $104,195 for the years ended December 31, 2009 and 2008, respectively.

Note 7.  Common Stock, Stock Options, Warrants and Benefit Plan

Common Stock

In 2009 and 2008, the Company issued 17,010 and 19,410 shares of common stock, respectively, to non-management directors in lieu of director fees.  The number of shares of common stock issued in each case was based on the fair value of the Company’s common stock as of the date of the meetings to which such fees related.  Expense related to these director’s fees totaled $8,000 for each of the years ended December 31, 2009, and 2008.

Stock Options

The Company has issued options to acquire shares of its common stock under two equity incentive plans and pursuant to certain employment agreements with current and former executive officers.  The terms of these equity incentive plans and non-plan option grants are described below.

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

The options granted, exercised, forfeited and outstanding under the various Plans for the years ended December 31, 2009 and 2008 are detailed as follows:

	2001 Omnibus Plan		2006 Omnibus Plan		Non-Stock Option Plan		Total Stock Option
	2009	2008	2009	2008	2009	2008	2009	2008
Options outstanding at beginning of year	72,525	100,775	1,760,583	759,745	901,268	957,060	2,734,376	1,817,580

Granted	-	-	651,250	1,126,050	-	-	651,250	1,126,050

Excercised	-	-	(292)	-	-	-	(292)	-

Forfeited	(25,525)	(28,250)	(124,239)	(125,212)	(181,250)	(55,792)	(331,014)	(209,254)

Options outstanding at end of year	47,000	72,525	2,287,302	1,760,583	720,018	901,268	3,054,320	2,734,376

A summary of employee stock option activity during the years ended December 31, 2009, and 2008, is as follows:

	For the Year Ended December 31,2009		For the Year Ended December 31,2008
		Weighted Average		Weighted Average
Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,734,376	$1.59	1,817,580	$2.30

Granted	651,250	0.45	1,126,050	0.45

Exercised	(292)	0.56	-	-

Forfeited	(331,014)	1.78	(209,254)	1.72
Outstanding at end of year	3,054,320	$1.32	2,734,376	$1.59
Exercisable at end of year	2,188,700	$1.69	1,772,246	$2.11

Weighted-average fair value for options granted during the year	651,250	$0.30	1,126,050	$0.30

Additional information regarding options outstanding at December 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.20 to 1.00	1,644,696	8.9 years	$0.45	779,077	$0.50

$1.01 to 2.00	185,975	5.7 years	$1.22	185,975	$1.22

$2.01 to 3.00	1,098,231	4.1 years	2.44	1,098,231	2.44

$3.01 to 4.00	125,418	1.4 years	3.09	125,417	3.09
Totals	3,054,320	6.7 years	$1.32	2,188,700	$1.69

292 stock options were exercised during 2009, which resulted in gross proceeds to the Company of $162.

As of December 31, 2009, there was approximately $236,026 of total unrecognized compensation costs related to non-vested share based compensation agreements granted to the Company’s executives and employees.   The weighted average period in which the unrecognized compensation costs will be recognized into income is 1.58 years.

Common Stock Warrants

Warrants to purchase shares of common stock were granted, exercised, forfeited and outstanding at December 31, 2009 and 2008 as follows:

Warrants (b)	Non-Related Party	Related Party (a)	Total	Weighted Average Exercise Price
Outstanding and excercisable at December 31, 2007	1,294,656	2,628,269	3,922,925	$3.65
Granted	-	-	-	-
Excercised	-	-	-	-
Forfeited	(82,500)	(295,890)	(378,390)	$3.70
Outstanding and excercisable at December 31, 2008	1,212,156	2,332,379	3,544,535	$3.65
Granted	-	-	-	-
Excercised	-	-	-	-
Forfeited	(1,212,156)	(105,292)	(1,317,448)	$4.10
Outstanding and excercisable at December 31, 2009	-	2,227,087	2,227,087	$3.38

(a) Held by Mykonos 6420 LP
(b) Does not include warrants issued to Mykonos 6420 LP in connection with the Convertible Preferred Stock.  See Footnote 8.

A further summary about warrants outstanding at December 31, 2009, is as follows:

	Number Outstanding	Weighted Average	Weighted Average
Range of Exercise Prices	and Exercisable	Remaining Life	Exercise Price
$1.00 to 2.50	701,588	1.66 years	$2.30

$2.51 to 5.00	1,522,999	0.40 years	3.86

$5.01 to 7.50	2,500	0.16 years	6.40
Total	2,227,087	.80 years	$3.38

Benefit Plan

The “iSECUREtrac Corporation Retirement Plan” offers all regular full-time employees, 21 years of age and older, to participate in a 401k savings plan.  The plan offers either a pre-tax contribution option or the Roth, after-tax contribution option.   iSECUREtrac provides a match of 25% up to 10% of the employee’s contribution, with a maximum match of $2,500.  The employer contribution vests over a 4-year graded schedule.  The total expense related to the plan was $39,192 and $38,589 for the years ended December 31, 2009 and 2008, respectively.

Note 8.  Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock from time to time with such rights and privileges as the Board of Directors may determine.  The Company has issued the following shares of preferred stock:

Series C Exchangeable Preferred Stock

On June 27, 2005, the Company issued 1,000,000 shares of its $0.01 par value Series C 8% Cumulative Compounding Exchangeable Preferred Stock (the “Series C Preferred Stock”). The Series C Preferred Stock is exchangeable for 4,782,609 shares of Common Stock and warrants to acquire 6,287,045 shares of Common Stock at an exercise price of $2.30 per share.

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

As of December 31, 2009, the Company had accrued Series C Preferred Stock dividends totaling $4,581,555 and accretion to redemption value of the Series C Preferred Stock totaling $852,592.  Of these amounts, $1,154,189 and $192,632, respectively, were the amounts accrued and accreted in 2009.

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

Except as otherwise required by law, the holders of shares of Series C Preferred Stock vote together with the holders of shares of the Common Stock of the Company on all matters submitted to the stockholders of the Company and not as a separate class, and each share of Series C Preferred Stock entitles the holder thereof to 11 votes or the equivalent amount of voting power thereof as determined by the Board of Directors.  In addition, until such time that less than 500,000 shares of Series C Preferred Stock are outstanding, the Series C Preferred Stock holders have the ability to appoint a majority of the Company’s directors.

Note 9.  Income Taxes

Net deferred tax asset includes the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets (liabilities):
Net operating loss carryforward	$27,157,000	$26,571,000
Allowance for doubtful accounts	267,000	185,000
Stock option expense	592,000	460,000
Accrued expenses	141,000	110,000
Deferred revenue	39,000	120,000
Subtotal	28,196,000	27,446,000
Valuation Allowance	(28,196,000)	(27,446,000)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended December 31, 2009, and 2008 due to the following:

	2009	2008
Computed Federal "expected" tax benefit	$(655,000)	$(1,564,000)
Increase (decrease) in income taxes resulting from:
Benefit from state taxes	(115,000)	(276,000)
Nondeductible expenses	20,000	67,000
Expiration of net operating loss carryforwards	-	1,980,000
Other timing differences	-	(113,000)
Increase (decrease) in valuation allowance	750,000	(94,000)
	$-	$-

As of December 31, 2009, the Company had available federal net operating loss carryforwards of approximately $67,500,000 for future tax purposes that expire from 2010 to 2027.  The Company believes that Section 382 of the Internal Revenue Code and the associated U.S. Treasury regulations will significantly limit the amount of net operating loss carryforward that the Company will be able to utilize in any tax year.  All losses incurred prior to the Company’s change of ownership event on June 27, 2005 totaled approximately $48,000,000.  The utilization of these losses is limited (by Internal Revenue Code Section 382) to approximately $950,000 per year through 2025.

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

The Company accounts for all income taxes in accordance ASC 740 – Income Taxes which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position.  There are no unrecognized tax benefits in the Company’s financial statements as of December 31, 2009 and 2008.

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

The Company recognizes interest accrued, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2009, the Company did not have any accrued interest or penalties.

Note 10.  Related Party Transactions

The Company has incurred debt with related parties through several lending arrangements as further described in Note 4 Credit Agreements and Note 5 Long Term Debt.

Note 11.  Concentrations

The Company maintains cash in excess of the Federal Deposit Insurance Corporation limit of $250,000.  The Company has not experienced and does not anticipate such losses in these accounts.

For the year ended December 31, 2009, the Company had one customer which accounted for 18.79% of its total revenues for the year.  The receivable balance for this customer at December 31, 2009 was $178,792.  The Company had no customers which accounted for more than 10% of total revenues for the year ended December 31, 2008.

Note 12.  Legal Proceedings

The Company was not involved in any legal proceedings other than those involved in the ordinary course of business.

Note 13. Subsequent Events

The Company and Pro Tech Monitoring Inc. (“Pro Tech”) entered into a Confidential Patent License Agreement ("Patent License Agreement"), effective March 1, 2010, under which the Company was granted a limited license to provide certain technology to specific customers as agreed with Pro Tech. In addition, the Patent License Agreement  fixed the amount of  all royalties due Pro Tech for the limited license under the Patent License Agreement and all royalties due  under the November 27, 2007 Confidential  Settlement Agreement  at $650,000.

On February 24, 2010, the Company drew down $507,790 on the Equipment Term Loan with Crestpark LP, Inc.  After this draw, the outstanding balance on the Equipment Term Loan is $787,790 and the amount available to be drawn is $829,803.

The Company evaluates all subsequent events and transactions for potential recognition or disclosure in our financial statements.  Besides those noted above, there are no additional matters which require disclosure.

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

Redeemable Exchangeable Series C Preferred Stock:  The Company estimates the fair value of this instrument to be approximately $17,700,000 at December 31, 2009 using a discount rate of 5%.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, the Company’s management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on that criteria.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The discussion under the headings “Election of Directors”, “Certain Relationships and Related Transactions”, “The Board of Directors and its Committees”, “Named Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders (the ”Proxy Statement”) are incorporated herein by reference.

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

Equity Compensation Plan Information.  Information regarding shares of the Company’s common stock under equity compensation plans and executive employment agreements maintained by the Company as of December 31, 2009 is set forth in the following table:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans *
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,334,302	$0.93	712,698
Equity compensation plans not approved by security holders	720,018	$2.60	0
Total	3,054,320	$1.32	712,698

*Excludes securities reflected in column (a).

Equity compensation plans approved by security holders consist of our 2006 Omnibus Equity Incentive Plan and 2001 Omnibus Equity Incentive Plan.  The exercise prices for options issued under these plans range from $0.20 to $2.75 per share.  Equity compensation plans not approved by security holders consist of options issued to employees per their employment agreements or performance bonuses.  Exercise prices for these options range from $2.01 to $4.70 per share.

Item 13.  Certain Relationships, and Related Transactions and Director Independence.

The discussion under the heading “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The discussion under the heading “Principal Accounting Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements of the Company.

2.	Exhibits.

3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (13)

3.02	Restated Bylaws of the Company (1)

3.03	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (3)

3.04	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company (9)

3.05	Certificate of Designations, Preferences and Rights of Series C Exchangeable Preferred Stock of the Company (12)

4.01	Form of Common Stock Certificate (1)

10.01	License Agreement with SiRF Technology, Inc. (1)

10.02	ADT Distribution Agreement (3)

10.03	ADT Hosting Agreement (3)

10.04	Preferred Distributor Agreement with Premier Geografix LTD. (7)

10.05	Employment Agreement between the Company and David G. Vana (5)

10.06	Employment Agreement between the Company and Edward J. Sempek (5)

10.07	Employment Agreement between the Company and David G. Sempek (5)

10.08	Employment Agreement between the Company and Peter A. Michel (17)

10.09	Agreement Among Noteholders (10)

10.10	Debt Conversion between the Company and Roger Kanne (11)

10.11	Debt Conversion between the Company and Martin Halbur (11)

10.12	Debt Conversion between the Company and Kenneth Macke (11)

10.13	Debt Conversion between the Company and Buckshot Capital, LLC (11)

10.14	Business Office Lease (11)

10.15	Business Office Lease Amendment (20)

10.16	Securities Purchase Agreement (14)

10.17	Registration Rights Agreement (15)

10.18	Warrant Agreement (16)

10.19	2001 Omnibus Equity Incentive Plan (4)

10.20	2006 Omnibus Equity Incentive Plan (18)

10.21	Indemnification Agreement in favor of AHK Leasing, LLC (19)

10.22	Credit and Security Agreement in favor of Crestpark LP, Inc. (21)

10.23	First Amendment to Credit and Security Agreement in favor of Crestpark LP, Inc. (22)

10.24	Amended and Restated Promissory Note in favor of Crestpark LP, Inc. (22)

10.25	Employment Agreement between the Company and Lincoln Zehr (24)

10.26	Employment Agreement between the Company and Robert Bierman (24)

10.27	Confidential Settlement Agreement (24)

21.01	Subsidiaries of the Company

23	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s registration statement under Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(2)	Not Used

(3)	Incorporated by reference from the registrant’s registration statement under Form SB-2 filed on November 30, 2001 (Commission File No. 333-74762).

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

Dated: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Roger J. Kanne *	Chairman of the Board of Directors,	March 16, 2010
Roger J. Kanne	Director

/s/ Peter A. Michel	President, Chief Executive Officer, Director	March 16, 2010
Peter A. Michel	(Principal Executive Officer)

/s/ Lincoln Zehr	Chief Financial Officer	March 16, 2010
Lincoln Zehr	(Principal Financial and Accounting Officer)

/s/ Joseph A. Ethridge *	Director	March 16, 2010
Joseph A. Ethridge

/s/ Robert W. Korba *	Director	March 16, 2010
Robert W. Korba

/s/ Ravi Nath *	Director	March 16, 2010
Ravi Nath

* Peter A. Michel, by signing his name hereto, signs this annual report on behalf of each person indicated. A Power-of-Attorney authorizing Peter A. Michel to sign this annual report on Form 10-K on behalf of each of the indicated Directors of iSECUREtrac Corp. has been filed herein as Exhibit 24.

By:
/s/ Peter A. Michel
Peter A. Michel
Attorney-In-Fact