Form 10-Q
period 2010-03-31
ISECURETRAC CORP
filed 2010-05-05
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)
☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

The number of shares of issuer’s common stock outstanding as of April 22, 2010 was 10,821,392.

iSecureTrac Corp.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$840,672	$719,662
Accounts receivable, net of allowance for doubtful accounts of $666,630 in 2010 and $666,630 in 2009	1,684,741	1,877,330
Inventories	276,600	284,838
Prepaid expenses and other	143,357	115,004
Total current assets	2,945,370	2,996,834
Leasehold improvements and equipment, net of accumulated depreciation of $11,722,592 in 2010 and $11,228,684 in 2009	4,142,211	4,461,466
Goodwill	2,302,179	2,302,179
Other assets	69,184	69,889
Total assets	$9,458,944	$9,830,368
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$575,242	$554,592
Accrued expenses	780,473	1,177,666
Revolving Line of Credit	350,000	350,000
Equipment Term Loan	898,805	280,000
Current maturities of long-term debt	1,638,645	1,674,221
Deferred revenues	88,107	96,937
Accrued interest payable	1,643,959	1,428,778
Total current liabilities	5,975,231	5,562,194
Long-term debt, less current maturities	12,741,031	13,126,786
Total liabilities	18,716,262	18,688,980
Redeemable convertible Series C preferred stock	14,797,427	14,453,227
Commitments and contingency
Stockholders' deficit
Common stock	10,821	10,816
Additional paid-in capital	55,515,460	55,516,568
Accumulated deficit	(79,581,026)	(78,839,223)
Total stockholders' deficit	(24,054,745)	(23,311,839)
Total liabilities and stockholders' deficit	$9,458,944	$9,830,368

See Notes to Consolidated Financial Statements (unaudited).

Page | 1

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Revenues:
Equipment leasing	$2,440,014	$2,570,883
Administrative, field & support service revenues	114,647	131,801
Equipment sales	8,185	54,420
Other revenues	125,283	346,612
Total revenues	2,688,129	3,103,716
Operating expenses:
Cost of revenues	954,053	1,166,130
Research and development	314,236	318,475
Sales, general and administrative	1,541,828	1,916,044
Total operating expenses	2,810,117	3,400,649
Operating loss	(121,988)	(296,933)
Interest income (expense):
Interest income	4	286
Interest expense	(324,372)	(288,201)
Total interest income (expense)	(324,368)	(287,915)
Loss before provision for income taxes	(446,356)	(584,848)
Provision for income taxes	-	-
Net loss	$(446,356)	$(584,848)
Preferred stock dividends and accretion	(344,200)	(321,365)
Net loss available to common stockholders	$(790,556)	$(906,213)
Basic and diluted loss per common share	$(0.07)	$(0.08)
Weighted average shares of common stock outstanding	10,817,225	10,800,042

See Notes to Consolidated Financial Statements (unaudited).

Page | 2

iSECUREtrac Corp. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months Ended March 31, 2010
(Unaudited)

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2009	10,816,100	$10,816	$55,516,568	$(78,839,223)	$(23,311,839)
Shares issued for directors' fees	5,000	5	1,995	-	2,000
Stock based compensation	-	-	45,650	-	45,650
Series C preferred stock dividends	-	-	-	(295,447)	(295,447)
Accretion to redemption value of preferred stock	-	-	(48,753)	-	(48,753)
Net loss	-	-	-	(446,356)	(446,356)
Balance, March 31, 2010	10,821,100	$10,821	$55,515,460	$(79,581,026)	$(24,054,745)

See Notes to Consolidated Financial Statements (unaudited).

Page | 3

iSECUREtrac CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities
Net loss	$(446,356)	$(584,848)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	493,909	503,774
Stock based compensation	47,650	104,971
Provision for Doubtful Accounts	-	90,797
Changes in operating assets and liabilities:
Accounts receivable	192,589	(42,053)
Inventories	8,238	45,261
Prepaid expenses and other assets	(27,648)	(14,484)
Accounts payable	(31,819)	148,451
Accrued expenses	(397,193)	339,913
Deferred revenues	(8,830)	(125,977)
Accrued interest payable	215,181	153,557
Net cash provided by operating activities	45,721	619,362
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(122,185)	(689,655)
Net cash used in investing activities	(122,185)	(689,655)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	-	1,100,000
Proceeds from revolving line of credit	-	250,000
Proceeds from equipment term loan	618,805	-
Principal payments on long-term debt	(421,331)	(490,624)
Net cash provided by financing activities	197,474	859,376
Increase in cash	121,010	789,083
Cash at beginning of period	719,662	423,361
Cash at end of period	$840,672	$1,212,444
Supplemental Disclosure of Cash Payments for
Interest	109,191	134,644
Supplemental Disclosure of Noncash Transactions
Purchase of leasehold improvements and equipment included in Accounts Payable	52,469	605,222

See Notes to Consolidated Financial Statements (unaudited).

Page | 4

iSECUREtrac CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2010 and 2009
(Unaudited)

Note 1.  General

The unaudited interim condensed consolidated financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) and its wholly-owned subsidiary, iSt Services, Inc., at December 31, 2009, has been taken from the audited consolidated financial statements at that date.  The condensed consolidated financial statements for the three months ended March 31, 2010 and March 31, 2009 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010.  Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company believes that its current working capital and the undrawn amounts available under the Company’s Revolving Line of Credit Agreement with Crestpark (Note 5), combined with the expected amounts available through lease financing for our monitoring equipment (Note 6) are sufficient to meet its liquidity needs through 2010.

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

During the three months ended March 31, 2010, the Company granted options to purchase a total of 3,000 shares of common stock to one employee pursuant to the 2006 Plan.  During the three months ended March 31, 2010, 70,646 options issued under the 2006 Plan were forfeited, 150 options issued under the 2001 Plan were forfeited and 15,000 options issued under employment agreements outside the 2006 Plan and the 2001 Plan were forfeited.  No options were exercised during the three months ended March 31, 2010.  The following table shows stock option activity during the three month period ended March 31, 2010:

Page | 5

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,054,320	$1.32		$30,268
Granted	3,000	0.70
Exercised	-
Forfeited	(85,796)	0.82
Outstanding at March 31, 2010	2,971,524	$1.34	6.26	$213,448
Exercisable at March 31, 2010	2,319,316	$1.60	5.38	$109,073

At March 31, 2010, the Company had 2,971,524 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 679,568 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

During the three month period ended March 31, 2010, 1,547,519 warrants expired and no warrants were granted or exercised by warrant holders.

The Company accounts for its stock-based compensation by recognizing compensation cost relating to share-based compensation awards, including grants of employee stock options, as these awards become vested, based on the grant date fair value of the equity instruments issued.

The Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Risk free interest rate	3.62%	3.60%
Expected volatility factor	81.58%	81.50%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	35% and 24%	35% and 24%

The risk-free interest rate is determined on the date the grant is issued.  This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of 3.5 years to 6.5 years.  Expected volatilities are based upon looking back at historical stock prices since the date of adoption of the plan.

The Company is required to estimate forfeitures of stock options. The forfeiture rate is the rate at which options are expected to be forfeited prior to full vesting.  The forfeiture rate is determined based on actual forfeiture rate experience as follows:  For each historical year of option issuance, the total options issued for the year is compared to the options forfeited prior to having vested.  For option years in which the two year vesting period has not passed, past experience is used to project future forfeitures.  The total of pro forma forfeitures is then compared to total options awarded and the resultant percentage is used as the forfeiture rate.  This rate is recalculated on an annual basis.

Page | 6

The annual rate of quarterly dividends is 0% since iSECUREtrac has historically not paid dividends on its common stock.

The Company recorded compensation expense of $45,650 and $102,970 for the three months ended March 31, 2010 and March 31, 2009, respectively, related to stock-based compensation awards.

As of March 31, 2010, there was approximately $177,579 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees.  The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2010	$99,934
2011	77,466
2012	179
Total	$177,579

Note 3.  Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010			December 31, 2009
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,062,481	$755,001	$307,480	$1,055,794	$719,639	$336,155
Leasehold improvements	261,518	191,636	69,882	249,081	176,522	72,559
Components held for future monitoring equipment builds	210,000	-	210,000	210,000	-	210,000
Capitalization of software development costs	348,770	2,778	345,992	259,977	-	259,977
Monitoring equipment	13,982,034	10,773,177	3,208,857	13,915,298	10,332,523	3,582,775
Total leasehold improvements and equipment	$15,864,803	$11,722,592	$4,142,211	$15,690,150	$11,228,684	$4,461,466

Note 4.  Goodwill and Intangible Assets Subject to Amortization

Goodwill is the excess of the cash paid over the fair value of the net assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year or if certain events or circumstances occur.  The Company determined that there was no impairment of goodwill as of December 31, 2009.  No events transpired in the quarter ended March 31, 2010 that required a reevaluation of this conclusion.

Page | 7

Note 5.  Credit Agreements

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

Accrued interest on the promissory notes at March 31, 2010 and 2009 was $25,883 and $0, respectively.

Revolving Credit Commitment - The proceeds of the Revolving Credit Commitment of $750,000 are to be used for working capital needs and are anticipated to be repaid from cash flow generated by the operations of the Company.  The Revolving Credit Commitment has a term ending on January 1, 2012, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum.  The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Revolving Credit Commitment.  Interest expense, including the unused commitment fee, to Crestpark for the three months ended March 31, 2010 and 2009 was $10,603 and $17,836, respectively.  As of March 31, 2010, the Company had $350,000 outstanding under the Revolving Credit Commitment and $400,000 available.  There have been no additional borrowings or repayments under the Revolving Credit Commitment since December 31, 2009.  Amounts borrowed and repaid remain available under the Revolving Credit Commitment.

Equipment Term Loan - The proceeds of the $1,750,000 Equipment Term Loan are to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients.  It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time.  At Crestpark’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms.  The Equipment Term Loan has a term ending January 1, 2012, bears interest at a fixed rate of 12% per annum and is secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan.  The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan.  Interest expense, including the unused commitment fee, to Crestpark for the three months ended March 31, 2010 and 2009 was $15,280 and $2,071 respectively.  As of March 31, 2010, the Company had $898,805 outstanding under the Equipment Term Loan and $718,788 available, compared with $280,000 outstanding and $1,337,593 available as of December 31, 2009.  Amounts borrowed and repaid are no longer available under the Equipment Term Loan.

Crestpark is an affiliate of Mykonos 6420 LP (“Mykonos”).  As the sole holder of the Company’s Series C Preferred Stock, Mykonos has the right to elect a majority of the Company’s Board of Directors.  The terms of the loan were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Page | 8

Note 6.  Long-Term Debt

The Company had the following long-term debt at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Long Term Debt

Crestpark LP, Inc

One secured note payable in the amount of $11,877,475 maturing on January 1, 2012
Fixed Tranche ~ with an interest rate of 9% effective November 4, 2009 and 7% prior to that date	$6,455,250	$6,455,250
Floating Tranche ~ with an interest rate of 2% over prime (5.25% at March 31, 2010)	5,422,225	5,422,225
Crestpark LP, Inc Total	$11,877,475	$11,877,475
AHK Leasing, LLC
Twelve separate capital leases with related parties that are carrying interest rates at 10.00% to 12.50% and maturing September 2010 to December 2012	2,502,201	2,923,532
Total long term debt	$14,379,676	$14,801,007
Less current maturities	(1,638,645)	(1,674,221)
Total long term debt less current maturities	$12,741,031	$13,126,786

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

Accrued interest on the secured note payable was $1,617,763 and $1,428,778 at March 31, 2010 and December 31, 2009, respectively.

The borrowings under the Note are secured by a first priority security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing LLC under its sale leaseback arrangements.

Capital Leases - AHK Leasing, LLC.
AHK Leasing, LLC (“AHK”) is a company controlled by three stockholders, one of which is a current director.  These loans were in the form of capital leases with 36 month terms and bearing interest at a rate of 10.00% to 12.50% per annum and mature between September 2010 and December 2012.   There was no accrued interest payable to AHK at March 31, 2010.

Page | 9

Total interest expense, including unused commitment fees, for the three months ended March 31, 2010 and March 31, 2009 is as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
AHK interest on long term debt	77,218	77,145

Crestpark LP interest on long term debt	216,410	184,133

Crestpark LP revolving credit agreements	25,883	19,907

Other	4,861	7,016
Total interest expense	324,372	288,201

Note 7.  Redeemable Exchangeable Series C Preferred Stock

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

The Series C Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Series C Preferred Stock will equal the per share original issue price ($11.00 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Series C Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital.  As of March 31, 2010, the Company had accrued Series C Preferred Stock dividends totaling $4,877,002 and accretion to redemption value of the Series C Preferred Stock totaling $901,345.  Of these amounts, $295,447 and $48,753, respectively, were accrued during the three months ended March 31, 2010.

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

Page | 10

Note 8.  Subsequent Events.

The Company evaluates all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.  There are no matters which require disclosure.

Note 9.  Recent Accounting Pronouncements

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

Note 10.  Fair Value of Financial Instruments

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

Redeemable Exchangeable Series C Preferred Stock:  The Company estimates the fair value of this instrument to be approximately $18,825,000 at March 31, 2010 using a discount rate 5%.

Page | 11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including , among others without limitation the risks set forth in Item 1A of Part I, “Risk Factors” contained in the Company’s 2009 Annual Report on Form 10-K.

General

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

Results of Operations

Highlights of Operations for the three months ended March 31, 2010

New Contracts and Contract Extensions with Existing Customers
Over the past six months the Company has negotiated new multiyear contracts or the multiyear extension of an existing contract with its top 3 customers based on 2009 revenue.   While the contracts and the extension do not represent new revenue as they were executed with existing customers, they do improve the financial stability of the Company by having these customers under contract through 2012 to 2013.  In addition, it is anticipated that these agencies will increase their use of the Company’s services over time.

Decline in Revenue
The decline in equipment leasing revenue is not the result of lost contracts or fewer units deployed.  The number of units leased during the three months ended March 31, 2010 increased approximately 5% over the three months ended March 31, 2009.  However the impact of the extended economic downturn has resulted in a decline in the daily lease rate.  This impact in combination with the lower daily lease rates of the multiyear contracts outlined above has resulted in an overall decline in daily lease rates of approximately 10%.

Page | 12

Decline in Selling General & Administrative Expenses (“SG&A”)
As a continuation of the cost reductions and cost control strategies implemented in 2008, the Company continues to be deliberate about managing and controlling expenditures.  SG&A expenses for the three months ended March 31, 2010 declined approximately 19.6% over the same period a year ago.

Furthermore, including the three months ended March 31, 2010, SG&A expenses have declined five consecutive quarters.

System Infrastructure and Service Delivery
We are committed to delivering products and services to customers in the most efficient and profitable means possible, for both iSECUREtrac and our customers.  The ability of the Company to do so with existing products and services, but also new products and services as technology evolves is critical to ensure that the Company continues to attract new customers, retain existing customers and become profitable.

To that end, the Company continues to invest in its core proprietary infrastructure – tracNet24 as well as the development of an additional service delivery platform via Salesforce.com (“SFDC”).  In addition to continued improvements in the speed, reliability and capacity of tracNet24, during the three months ended March 31, 2010, the Company successfully moved its Solution Center to the SFDC platform and rolled out a new SFDC-Inventory Management module to certain customers.

The Company will continue to invest in and leverage both its core proprietary infrastructure and the service delivery capabilities of SFDC through 2010 and likely into 2011.

General Outlook for 2010
As highlighted in the Company’s 2009 Annual Report on Form 10-K we expected the ongoing difficult economic situation to cause many of the corrections agencies and other target customers to be slow to approve new electronic monitoring programs and that has proven to be the case thus far in 2010.

However, management continues to believe that the value proposition of the Company’s products and services remains compelling.  The costs of incarceration are overwhelming to the public agencies; our systems and services provide a cost-effective supervision option for reintegrating offenders back into their communities.

Management has recently observed signs that indicate that the corrections market appears to be responding to the reality that electronic monitoring, and specifically Active GPS tracking, represents a way to increase public safety and at the same time reduce costs.  We believe that over the next three to six months, most particularly after July 1st , which is the new fiscal year for state and county agencies, we will begin to see agencies award new programs and support growth in existing programs.  Accordingly, we anticipate revenue will begin to grow again in the third quarter of this year and cash flow positive operations to follow.

Summary of Financial Information

The following table provides a comparison of selected financial highlights for the three months ended March 31, 2010 and 2009:

Page | 13

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS
Three Months Ended March 31, 2010 and 2009
(Rounded to nearest thousand)

			Fav / (Unfav)
	2010	2009	Change
Revenues:
Equipment revenue	$2,448,000	$2,625,000	$(177,000)
Services revenue	115,000	132,000	(17,000)
Royalty revenue	125,000	347,000	(222,000)
Total revenues	2,688,000	3,104,000	(416,000)
Costs of revenue	954,000	1,166,000	212,000
Gross profit margin	1,734,000	1,938,000	(204,000)
Gross profit margin %	64.5%	62.4%

Research and development expenses (R&D)	314,000	319,000	5,000
Sales, general and administrative expenses (SG&A)	1,542,000	1,916,000	374,000
Total R&D and SG&A	1,856,000	2,235,000	379,000
Operating loss	(122,000)	(297,000)	175,000
Interest expense, net	(324,000)	(288,000)	(36,000)
Net loss	$(446,000)	$(585,000)	$139,000
Preferred stock dividends and accretion	(344,000)	(321,000)	(23,000)
Net loss available to common stockholders	$(790,000)	$(906,000)	$116,000

Page | 14

Quarterly Highlights

In addition to the selected financial highlights above, the following selected quarterly financial data over the past five quarters is important in understanding the trend in the Company’s results of operations and cash flow:

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
Rolling 5 Quarter Trend
(In Thousands)

	Three Months Ended:
	Mar 31 2009	Jun 30 2009	Sept 30 2009	Dec 31 2009	Mar 31 2010
Revenue:
Equipment leasing	$2,625	$2,974	$2,924	$2,601	$2,448
Service Revenue	132	116	107	106	115
Royalty Revenue	347	102	180	125	125
Total Revenue	3,104	3,192	3,211	2,832	2,688

Costs of Revenue	1,166	1,173	1,172	1,014	954

Gross profit margin	1,938	2,019	2,039	1,818	1,734
Gross profit margin percentage*	62.4%	63.3%	63.5%	64.2%	64.5%

Research & Development (R&D)	319	251	316	377	314

Selling General & Administrative (SG&A)	1,916	1,862	1,796	1,688	1,542
Subtotal R&D and SG&A	2,235	2,113	2,112	2,065	1,856

Operating Loss	$(297)	$(94)	$(73)	$(247)	$(122)

* Gross proft margin percentage = Gross Profit Margin / Total Revenue

Page | 15

Over the past five quarters Company generated net cash from operations, adjusted as described below, to cover the principal payments on long-term debt as follows:

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
Rolling 5 Quarter Trend
(In Thousands)

	Three Months Ended
Cash Flows From Operating Activities	Mar 31 2009	Jun 30 2009	Sept 30 2009	Dec 31 2009	Mar 31 2010

Net loss	$(585)	$(400)	$(378)	$(560)	$(446)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	504	593	556	470	494
Stock based compensation	105	103	81	50	48
Provision for Doubtful Accounts	91	70	33	10	-
Changes in operating assets and liabilities:	-	-	-	-	-
Accounts receivable	(42)	298	71	37	192
Inventories	45	(108)	(31)	3	8
Prepaid expenses and other assets	(14)	(33)	13	3	(27)
Accounts payable	148	(295)	190	108	(32)
Accrued expenses	340	274	47	(8)	(397)
Deferred revenue	(126)	(31)	(11)	(35)	(9)
Accrued interest payable	153	158	161	181	215

Net cash provided by operating activities	619	629	732	259	46

Adjustment for payment of royalty expenses for comparative purposes (1)					508

Adjusted Net cash provided by operating activities	619	629	732	259	554

Principal payments on long-term debt	(491)	(459)	(344)	(408)	(421)

Adjusted Net cash provided by operating activities less principal payments on long-term debt	$128	$170	$388	$(149)	$133

(1)          As outlined in the Company’s 2009 Annual Report on Form 10-K, on March 4, 2010, the Company paid Pro Tech Monitoring, Inc $507,790  for a limited license to provide certain technology to specific customers and the settlement of all royalties due under the November 27, 2007 Confidential Settlement Agreement (“Agreement”).   The decrease in Accrued Expenses in the cash flow statement above is reflective of this payment. Royalty expenses were estimated and accrued on a monthly basis throughout 2008 and 2009 and all royalties due under the Agreement were fully accrued at September 30, 2009.   Management views the payment of these expenses during the three months ending March 31, 2010 as unrelated to operations which distorts the evaluation of cash provided by the operating activities for that same period. Management believes that removing the effect of this payment on Net cash provided by operating activities  provides a more accurate  picture of the cash flow trends of the Company which is consistent with the other periods presented above.

Because the Company finances the vast majority of all equipment purchases through long-term leases, the investing activities (e.g. purchase of leasehold improvements and equipment) of the Company are generally offset by the proceeds of long-term debt reported in financing activities.  Accordingly in evaluating the cash flow of operations, management looks at the net cash provided by operating activities (as per the Consolidated Statements of Cash Flows) and subtracts the principal payments on long-term debt.

Page | 16

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Revenue

Equipment Revenue
Equipment revenue consists of the daily leasing of electronic monitoring equipment and periodic charges for lost or damaged equipment.  For the three months ended March 31, 2010 the Company had equipment revenue of $2,448,000 compared with $2,625,000 for the same period in 2009 which represents a decrease of 7%.

The decline in equipment leasing revenue is not the result of lost contracts or fewer units deployed.  The number of units leased during the three months ended March 31, 2010 increased approximately 5% over the three months ended March 31, 2009 offset by an overall decline in daily lease rates of approximately 10%.

Service Revenue
Service revenue consists of daily charges for Monitoring Center Intervention, in connection with the leasing of GPS equipment outlined above.   For the three months ended March 31, 2010 the Company reported service revenue of $115,000 compared to $132,000 for the same periods in 2009 which represents a decrease of 12.9%. The decline in service revenue is the result of a decline in the average daily price per unit subject to Monitoring Center Intervention and a decline in the number of units utilizing Monitoring Center Intervention.

Looking forward in terms of management’s expectations for equipment and service revenue, management does not expect to see significant further declines in the daily lease rates.  We further expect agencies to begin approving new programs and supporting the growth of existing programs such that the Company expects to begin to see revenue begin growing again by the three months ending September 30, 2010.

Royalty Revenue
The Company earns royalty revenues under a Patent License Agreement with Satellite Tracking of People, L.L.C. (STOP) which grants STOP a license to utilize specific technology that is patented by the Company.  The Company earns a royalty equal to 2.5% of STOP’s revenue utilizing this technology.

Royalty revenue decreased $222,000 from $347,000 for the three months ended March 31, 2009 to $125,000 for the three months ended March 31, 2010.  Revenue recognized under the STOP Patent License Agreement is based on estimates of STOP’s revenue and fluctuates accordingly.  The maximum amount of royalties that the Company can earn under the STOP Patent License Agreement is $1,500,000.  Through March 31, 2010 the Company had earned $1,375,000, leaving $125,000 which is expected to be recognized in the second quarter of 2010.

Cost of Revenues

Cost of revenues represents all direct costs related to delivery of proprietary and third-party monitoring equipment including depreciation of equipment, lease costs on third-party equipment, repairs and maintenance of the monitoring equipment, royalty expenses, transportation costs, communication costs associated with the equipment, as well as costs to upgrade existing units for advancements in technology.

 Cost of revenues for the three months ended March 31, 2010 were $954,000 compared to $1,166,000 reported during the three months ended March 31, 2009.  The decline in cost of revenues for the three months March 31, 2010 is mainly attributable to the Company having no royalty expenses in the three months ended March 31, 2010.  Royalty expense for the three months ended March 31, 2009 was $182,000.  The Company incurred no royalty expenses in the three months ended March 31, 2010 as a result of the confidential settlement agreement entered into in March of 2010.   The balance of the decline in cost of revenues from March 31, 2010 to March 31, 2009 is attributable to decreases in repairs, supplies and freight slightly offset by increases in amortization of equipment costs and third party monitoring costs related to increased units deployed.

Page | 17

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

R&D expenses for the three months ended March 31, 2010 were $314,000 in comparison to $319,000 reported for the three months ended March 31, 2009.

The Company is currently in the process of redesigning several major software systems and technology improvements and has capitalized certain payroll and related costs associated with the related development of the applications and technology, once technical feasibility was achieved.   For the three months ended March 31, 2010 and 2009, the Company capitalized $26,000 and $0, respectively.  During the three months ended March 31, 2010, applications with a capitalized value of $100,000 were placed into service.

Sales, General and Administrative Expenses
Sales, General and Administrative (SG&A) expenses are all the expenses associated with the operations of the Company, other than the expenses described above.  These expenses include payroll, taxes and benefits and related travel for executive, sales, administrative, customer support and accounting staff.  In addition, these costs include rent on property, corporate communications, office leases and supplies, marketing, advertising, trade shows, recruiting and training expenses, professional fees and bad debt expense.

For the three month period ended March 31, 2010 SG&A expenses decreased $374,000 from $1,916,000 reported in 2009 to $1,542,000 reported in 2010.   Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

o	Personnel related expenses including salaries, bonuses, benefits, recruiting, and travel decreased approximately $247,000 as a result of reduced headcount and lower incentive compensation

o	Bad debt expense decreased $94,000

o	Stock option expense decreased $57,000

o	Other SG&A expenses (including office and computer supplies, corporate insurance, etc) increased $24,000.

Management anticipates that for the short-term SG&A expenses will remain flat.  As the Company experiences revenue growth there may be a relative increase in SG&A expenses commensurate with the growth.

Page | 18

Interest Expense, Net
Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. During the three months ended March 31, 2010, the Company reported net interest expense of $324,000 in comparison to $288,000 reported for the three months ended March 31, 2009. The increase is attributable to the increase in equipment purchased under capital leases as well as the additional borrowings from Crestpark LP, Inc.

As a result of the additional borrowing from Crestpark LP, Inc. and the Company’s continuing use of capital leases to finance its equipment purchases, we expect to see net interest expense continue at or slightly above the levels recorded in the three months ended March 31, 2010.

Net Loss
The Company’s net loss for the three months ending March 31, 2010 and 2009 was $446,000 and $585,000, respectively for the reasons described above.

Preferred Stock Dividends and Accretion

For the three months ended March 31, 2010 preferred stock dividends and accretion totaled $344,000 as compared to $321,000 for the three months ended March 31, 2009.   This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock.  The Series C Exchangeable Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Liquidity and Capital Resources

For the three months ended March 31, 2010, the Company generated $97,000 of cash from operating activities. Investing activities used $174,000 of cash and financing activities generated cash of $198,000.   The total of all cash flow activities resulted in an increase in the balance of cash for the three months ended March 31, 2010 of $121,000.

For the same period of 2009, the Company generated $619,000 of cash from operating activities. Investing activities used $689,000 of cash and financing activities generated cash of $859,000.   The total of all cash flow activities resulted in an increase in the balance of cash for the three months ended March 31, 2009 of $789,000.

The Company’s principal uses of cash are the payment of operating expenses and payments on long-term leases, including interest.  In general, the Company expects to meet these liquidity needs by generating positive cash flow from operating activities.   The Company utilizes long-term leases through AHK Leasing, LLC (“AHK”) or the Equipment Term Loan with Crestpark (Notes 5 and 6) to finance the acquisition of monitoring equipment.

The Company believes that its current working capital and the undrawn amounts available under the Company’s Revolving Line of Credit Agreement with Crestpark (Note 5), combined with the expected amounts available through lease financing for our monitoring equipment described above are sufficient to meet its liquidity needs through 2010.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances.  Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We do not believe that any of the accounting estimates are critical at this time, however we expect to continue to review our accounting estimates in order to determine if any of these accounting estimates are critical.  For further discussion of our significant accounting policies, refer to Note 1 – “Nature of Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Page | 19

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

Page | 20

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2010, the Company issued an aggregate of 5,000 shares of common stock to two directors in partial payment of directors’ fees.  The shares had a market value on the date of the board meeting of $2,000.  The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Reserved.

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

Page | 21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel
President & CEO

Dated: May 5, 2010

By:	/s/Lincoln Zehr
Lincoln Zehr
Chief Financial Officer

Dated: May 5, 2010

Page | 22