Form 10-Q
period 2010-06-30
ISECURETRAC CORP
filed 2010-08-10
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)
☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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
Yes ☐         No ☒

The number of shares of issuer’s common stock outstanding as of July 19, 2010 was 10,867,183.

iSecureTrac Corp.
Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$335,304	$719,662
Accounts receivable, net of allowance for doubtful accounts of $473,396 in 2010 and $666,630 in 2009	1,879,756	1,877,330
Inventories	219,833	284,838
Prepaid expenses and other	107,697	115,004
Total current assets	2,542,590	2,996,834
Leasehold improvements and equipment, net of accumulated depreciation of $11,907,487 in 2010 and $11,228,684 in 2009	3,962,809	4,461,466
Goodwill	2,302,179	2,302,179
Other assets	77,778	69,889
Total assets	$8,885,356	$9,830,368
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$505,660	$554,592
Accrued expenses	492,124	1,177,666
Revolving Line of Credit	500,000	350,000
Equipment Term Loan	898,805	280,000
Current maturities of long-term debt	1,478,774	1,674,221
Deferred revenues	72,952	96,937
Accrued interest payable	1,848,503	1,428,778
Total current liabilities	5,796,818	5,562,194
Long-term debt, less current maturities	12,467,548	13,126,786
Total liabilities	18,264,366	18,688,980
Redeemable convertible Series C preferred stock	15,145,150	14,453,227
Commitments and contingency
Stockholders' deficit
Common stock	10,867	10,816
Additional paid-in capital	55,518,952	55,516,568
Accumulated deficit	(80,053,979)	(78,839,223)
Total stockholders' deficit	(24,524,160)	(23,311,839)
Total liabilities and stockholders' deficit	$8,885,356	$9,830,368

See Notes to Consolidated Financial Statements (unaudited).

Page | 1

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Revenues:
Equipment leasing	$2,436,362	$2,947,849	$4,876,376	$5,518,732
Administrative, field & support service revenues	127,130	116,065	241,777	247,866
Equipment sales	46,105	25,807	54,290	79,918
Royalty revenue	157,532	101,834	282,815	448,755
Total revenues	2,767,129	3,191,555	5,455,258	6,295,271
Operating expenses:
Cost of revenues	803,030	1,172,618	1,757,083	2,338,748
Research and development	295,083	250,963	609,319	569,438
Sales, general and administrative	1,515,225	1,861,908	3,057,053	3,777,952
Total operating expenses	2,613,338	3,285,489	5,423,455	6,686,138
Operating income (loss)	153,791	(93,934)	31,803	(390,867)
Interest income (expense):
Interest income	1	314	5	600
Interest expense	(328,015)	(306,155)	(652,387)	(594,356)
Total interest income (expense)	(328,014)	(305,841)	(652,382)	(593,756)
Loss before provision for income taxes	(174,223)	(399,775)	(620,579)	(984,623)
Provision for income taxes	-	-	-	-
Net loss	$(174,223)	$(399,775)	$(620,579)	$(984,623)
Preferred stock dividends and accretion	(347,723)	(324,641)	(691,923)	(646,006)
Net loss available to common stockholders	$(521,946)	$(724,416)	$(1,312,502)	$(1,630,629)
Basic and diluted loss per common share	$(0.05)	$(0.07)	$(0.12)	$(0.15)
Weighted average shares of common stock outstanding	10,844,906	10,806,399	10,830,919	10,803,963

See Notes to Consolidated Financial Statements (unaudited).

Page | 2

iSECUREtrac Corp. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30 2010
(Unaudited)

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2009	10,816,100	$10,816	$55,516,568	$(78,839,223)	$(23,311,839)
Shares issued for directors' fees	5,000	5	1,995	-	2,000
Shares issued upon exercise of Options	46,083	46	18,693	-	18,739
Stock based compensation	-	-	79,442	-	79,442
Series C preferred stock dividends	-	-	-	(594,177)	(594,177)
Accretion to redemption value of preferred stock	-	-	(97,746)	-	(97,746)
Net loss	-	-	-	(620,579)	(620,579)
Balance, June 30, 2010	10,867,183	$10,867	$55,518,952	$(80,053,979)	$(24,524,160)

See Notes to Consolidated Financial Statements (unaudited).

Page | 3

iSECUREtrac CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities
Net loss	$(620,579)	$(984,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	678,803	1,096,958
Stock based compensation	81,442	208,251
Provision for Doubtful Accounts	-	160,781
Changes in operating assets and liabilities:
Accounts receivable	(2,426)	256,307
Inventories	65,005	(62,799)
Prepaid expenses and other assets	(582)	(41,512)
Accounts payable	(48,932)	(146,515)
Accrued expenses	(685,542)	613,725
Deferred revenues	(23,985)	(157,304)
Accrued interest payable	419,725	310,629
Net cash provided by (used in) operating activities	(137,071)	1,253,898
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(180,146)	(1,658,992)
Net cash used in investing activities	(180,146)	(1,658,992)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	-	1,700,000
Proceeds from revolving line of credit	150,000	250,000
Proceeds from equipment term loan	618,805	-
Principal payments on long-term debt	(854,685)	(949,686)
Proceeds from the exercise of options and warrants	18,739	162
Net cash provided by (used in) financing activities	(67,141)	1,000,476
Increase (Decrease) in cash	(384,358)	595,382
Cash at beginning of period	719,662	423,361
Cash at end of period	$335,304	$1,018,743
Supplemental Disclosure of Cash Payments for
Interest	232,662	283,727
Supplemental Disclosure of Noncash Transactions
Purchase of leasehold improvements and equipment included in Accounts Payable	-	82,686

See Notes to Consolidated Financial Statements (unaudited).

Page | 4

iSECUREtrac CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2010 and 2009
(Unaudited)

Note 1.  General

The unaudited interim condensed consolidated financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) and its wholly-owned subsidiary, iSt Services, Inc., at December 31, 2009, has been taken from the audited consolidated financial statements at that date.  The condensed consolidated financial statements for the three and six months ended June 30, 2010 and June 30, 2009 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations and cash flows for the three months and six months ended June 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010.  Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company believes that its current working capital and the undrawn amounts available under the Company’s Revolving Line of Credit Agreement, which was recently amended as described in Notes 5 and 8, combined with the amounts available to it through the capital lease financing arrangements described in Note 6 are sufficient to meet its liquidity needs through 2010.

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

During the three months and six months ended June 30, 2010, the Company granted options to purchase a total of 32,000 and 35,000 shares of common stock to 6 and 7 employees, respectively, pursuant to the 2006 Plan.  During the three and six months ended June 30, 2010, 51,103 and 121,749 options issued under the 2006 Plan were forfeited, 2,650 and 2,800 options issued under the 2001 Plan were forfeited and 0 and 15,000 options issued under employment agreements outside the 2006 Plan and the 2001 Plan, respectively, were forfeited.  During the three and six months ended June 30, 2010, 45,791 options were exercised.  The following table shows stock option activity during the six month period ended June 30, 2010:

Page | 5

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,054,320	$1.32		$30,268
Granted	35,000	0.79
Exercised	(45,791)	0.41
Forfeited	(139,549)	0.72
Outstanding at June 30, 2010	2,903,980	$1.36	5.90	$590,511
Exercisable at June 30, 2010	2,389,767	$1.56	5.21	$374,428

At June 30, 2010, the Company had 2,903,980 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 679,568 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

During the three and six months ended June 30, 2010, 0 and 1,547,519 warrants expired, respectively, and no warrants were granted or exercised by warrant holders.

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

The Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Risk free interest rate	3.65%	3.60%
Expected volatility factor	80.93%	81.50%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	35% and 24%	35% and 24%

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

The Company recorded compensation expense of $33,792 and $79,442 for the three and six months ended June 30, 2010, respectively, compared to $101,281 and $204,251 for the same periods in 2009 related to stock-based compensation awards.

As of June 30, 2010, there was approximately $149,005 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees.  The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2010	$65,000
2011	80,634
2012	3,371
Total	$149,005

Note 3.  Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010			December 31, 2009
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,063,980	$792,492	$271,488	$1,055,794	$719,639	$336,155
Leasehold improvements	171,281	88,696	82,585	249,081	176,522	72,559
Components held for future monitoring equipment builds	210,000	-	210,000	210,000	-	210,000
Software development costs	410,755	34,935	375,820	259,977	-	259,977
Monitoring equipment	14,014,280	10,991,364	3,022,916	13,915,298	10,332,523	3,582,775
Total leasehold improvements and equipment	$15,870,296	$11,907,487	$3,962,809	$15,690,150	$11,228,684	$4,461,466

During the three month period ended June 30, 2010 management increased the estimated useful life of certain monitoring equipment from three years to five years to more accurately reflect the expected life of the related assets.  The effect of the increase in estimated useful life was to decrease depreciation for the three months ended June 30, 2010 by $222,000, an earnings per share impact of approximately $0.02.

Note 4.  Goodwill

Goodwill is the excess of the cash paid over the fair value of the net assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year or if certain events or circumstances occur.  The Company determined that there was no impairment of goodwill as of December 31, 2009.  No events transpired in the six months ended June 30, 2010 that required a reevaluation of this conclusion.

Note 5.  Credit Agreements

On November 10, 2008, the Company entered into a loan agreement (the “Loan Agreement”) with Crestpark LP, Inc. (“Crestpark”) and in connection with the Loan Agreement executed two separate promissory notes.  The first note for $750,000 for working capital via a Revolving Credit Commitment and the second note  for $1,750,000 for equipment financing via an Equipment Term Loan.  The Loan Agreement had a maturity date of July 1, 2010.  On November 4, 2009, the parties executed an amendment to the Loan Agreement extending the maturity date to January1, 2012.

Page | 7

Accrued interest on the promissory notes at June 30, 2010 and 2009 was $39,025 and $0, respectively.

Revolving Credit Commitment  - The proceeds of the Revolving Credit Commitment of $750,000 are to be used for working capital needs and are anticipated to be repaid from cash flow generated by the operations of the Company.  The Revolving Credit Commitment has a term ending on January 1, 2012, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum.  The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Revolving Credit Commitment.  Interest expense, including the unused commitment fee, to Crestpark was $11,686 and $22,289 for the three and six months ended June 30, 2010, respectively, as compared to $22,438 and $40,365 for the same periods of 2009.  As of June 30, 2010, the Company had $500,000 outstanding under the Revolving Credit Commitment and $250,000 available, compared with $350,000 outstanding and $400,000 available as of December 31, 2009.  Amounts borrowed and repaid remain available under the Revolving Credit Commitment.

Equipment Term Loan  - The proceeds of the $1,750,000 Equipment Term Loan are to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients.  It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time.  At Crestpark’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms.  The Equipment Term Loan has a term ending January 1, 2012, bears interest at a fixed rate of 12% per annum and is secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan.  The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan.  Interest expense, including the unused commitment fee, to Crestpark for the three and six months ended June 30, 2010 was $27,338 and $42,618, respectively, as compared to $1,060 and $3,040 for the same periods of 2009.  As of June 30, 2010, the Company had $898,805 outstanding under the Equipment Term Loan and $718,788 available, compared with $280,000 outstanding and $1,337,593 available as of December 31, 2009.  Amounts borrowed and repaid are no longer available under the Equipment Term Loan.

Subsequent to June 30, 2010, Crestpark has amended the Loan Agreement to  increase the Revolving Credit Commitment by $350,000 with a corresponding decrease in the amount available under the Equipment Term Loan.  This change increases the Revolving Credit Commitment line from $750,000 to $1,100,000, of which $600,000 is available, and reduces the amount available on the Equipment Term Loan from $718,788 to $368,788.  All other terms of the Loan Agreement, as described above, remain unchanged.

Crestpark is an affiliate of Mykonos 6420 LP (“Mykonos”).  As the sole holder of the Company’s Series C Preferred Stock, Mykonos has the right to elect a majority of the Company’s Board of Directors.  The terms of the Loan Agreement were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Page | 8

Note 6.  Long-Term Debt

The Company had the following long-term debt at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Long Term Debt

Crestpark LP, Inc

One secured note payable in the amount of $11,877,475 maturing on January 1, 2012
Fixed Tranche ~ with an interest rate of 9% effective November 4, 2009 and 7% prior to that date	$6,455,250	$6,455,250
Floating Tranche ~ with an interest rate of 2% over prime (5.25% at June 30, 2010)	5,422,225	5,422,225
Crestpark LP, Inc Total	$11,877,475	$11,877,475

AHK Leasing, LLC
Twelve separate capital leases with related parties that are carrying interest rates at 10.00% to 12.50% and maturing September 2010 to December 2012	2,068,847	2,923,532
Total long term debt	$13,946,322	$14,801,007

Less current maturities	(1,478,774)	(1,674,221)
Total long term debt less current maturities	$12,467,548	$13,126,786

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

Accrued interest on the secured note payable was $1,809,478 and $1,428,778 at June 30, 2010 and December 31, 2009, respectively.

The borrowings under the Note are secured by a first priority security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing LLC under its sale leaseback arrangements.

Page | 9

Capital Leases - AHK Leasing, LLC.

AHK Leasing, LLC (“AHK”) is a company controlled by three stockholders, one of which is a current director.  These loans were in the form of capital leases with 36 month terms and bearing interest at a rate of 10.00% to 12.50% per annum and mature between September 2010 and December 2012.   There was no accrued interest payable to AHK at June 30, 2010.

Total interest expense, including unused commitment fees, for the three and six months ended June 30, 2010 and June 30, 2009 is as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
AHK interest on long term debt	65,196	91,422	142,414	168,567

Crestpark LP interest on long term debt	218,814	184,485	435,224	368,618

Crestpark LP credit agreements	39,025	23,498	64,907	43,405

Other	4,980	6,750	9,841	13,766
Total interest expense	328,015	306,155	652,387	594,356

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

The Series C Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Series C Preferred Stock will equal the per share original issue price ($11.00 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Series C Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital.  As of June 30, 2010, the Company had accrued Series C Preferred Stock dividends totaling $5,175,732 and accretion to redemption value of the Series C Preferred Stock totaling $950,338.  Of these amounts, $298,730 and $48,993, respectively, were accrued during the three months ended June 30, 2010.

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

Note 8.  Subsequent Events.

Subsequent to June 30, 2010, Crestpark agreed to increase the Revolving Credit Commitment by $350,000 with a corresponding decrease in the amount available under the Equipment Term Loan.  This change increases the Revolving Credit Commitment line from $750,000 to $1,100,000, of which $600,000 is available, and reduces the amount available on the Equipment Term Loan from $718,788 to $368,788.  All other terms of the Loan Agreement, as described in Note 5, remain unchanged.

Note 9.  Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010. Vendors often provide multiple products and/or services to their customers as part of a single arrangement.  These deliverables may be provided at different points in time or over different time periods.  The existing guidance regarding how and whether to separate these deliverables and how to allocate the overall arrangement consideration to each was originally captured in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is now codified at ASC 605-25, Revenue Recognition - Multiple-Element Arrangements.  The issuance of ASU 2009-13 amends ASC 605-25 and represents a significant shift from the existing guidance that was considered abuse-preventative and heavily geared toward ensuring that revenue recognition was not accelerated.  The application of this new guidance is expected to result in accounting for multiple-deliverable revenue arrangements that better reflects their economics as more arrangements will be separated into individual units of accounting.  The Company is currently evaluating the impact of adopting ASU No. 2009-13.

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010.  ASU 2009-14 modifies the existing scope guidance in ASC 985-605, Software Revenue Recognition, for revenue arrangements with tangible products that include software elements.  This modification was made primarily due to the changes in ASC 605-25 noted previously, which further differentiated the separation and allocation guidance applicable to non-software arrangements as compared to software arrangements.  Prior to the modification of ASC 605-25, the separation and allocation guidance for software and non-software arrangements was more similar.  Under ASC 985-605, which was originally issued as AICPA Statement of Position 97-2, Software Revenue Recognition, an arrangement to sell a tangible product along with software was considered to be in its scope if the software was more than incidental to the product as a whole.  The Company is currently evaluating the impact of adopting ASU No. 2009-14.

Note 10.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value;

Accounts receivable:  The carrying amount approximates fair value.

Page | 11

Long-term debt:  Based on the borrowing rates available to the Company for bank loans with similar terms and maturities, the carrying value approximates fair value due to the short term nature of the outstanding debt.

Accounts payable and accrued expenses:  The carrying amount approximates fair value.

Redeemable Exchangeable Series C Preferred Stock:  The Company estimates the fair value of this instrument to be approximately $19,050,000 at June 30, 2010 using a discount rate of 5%.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including , among others without limitation the risks set forth in Item 1A of Part I, “Risk Factors” contained in the Company’s 2010 Annual Report on Form 10-K.

General

The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition and results of operations.  Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

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

General Outlook for Remainder of  2010

As discussed in the Company’s 2009 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the three months ended March 31, 2010, we expected the ongoing difficult economic situation to cause many corrections agencies and other target customers to be slow to approve new electronic monitoring programs and that has proven to be the case thus far during 2010.  However, July 1, 2010 represents the beginning of the new fiscal year for many of our target customers and we have recently observed signs that indicate that the corrections market appears to be responding to the reality that electronic monitoring, and specifically Active GPS tracking, represents a way to increase public safety and at the same time their reduce costs when compared with incarceration.  We continue to believe that the value proposition of the Company’s products and services remains compelling as the costs of incarceration continue to escalate.

Page | 12

During the latter portion of the three months ended June 30, 2010, the Company signed a number of contracts that either have deployed units or which we expect to deploy units in the near future.  In addition, subsequent to June 30, 2010, the Company received notification of awards which we expect to formalize into contracts.

In addition, the Company signed an agreement with Bob Barker Company on July 6th, 2010. In terms of the electronic monitoring industry – this relationship is unprecedented in both nature and scope.  This agreement provides for a nationwide sales and marketing relationship.  Management believes the Bob Barker Company relationship will have a positive impact on the Company’s name recognition and market position as well as future revenue growth and related profitability.

While it is too early to predict when or how much revenue will be generated from these recent awards or the relationship with Bob Barker Company, management continues to expect that the Company’s revenue will begin to grow again during the latter half of this calendar year with cash flow positive operations to follow.

Results of Operations

Highlights of Operations for the three months ended June 30, 2010

Operating Income.  For the three month period ended June 30, 2010 the Company reported operating income for the first time in the Company’s history.  As described under Cost of Revenues later in Item 2, during the three month period ended June 30, 2010, the Company increased the estimated useful life of certain monitoring equipment, the impact of such was a lower amount of depreciation for this period.  Without this change in estimated useful life, the Company would have reported an operating loss of $68,000 during the quarter, which would have been the lowest quarterly operating loss in the Company’s history.

Decline in Revenue.  Equipment leasing revenue declined during the three months ended June 30, 2010 compared to the second quarter of 2009 largely as a result of a decrease in the average daily lease rate on multi-year contracts that were extended or renewed during the previous twelve months.  For the three months ended June 30, 2010, the Company had approximately the same number of GPS units deployed in comparison to the same period in the prior year.  While the impact of the lower average daily lease rate has a material impact on current revenue and cash flow, it is important to understand that the related contract extensions are expected to result in continued cash inflows after the related equipment has been paid for.  We do not expect to continue to see significant declines in the daily lease rates.

Decline in Selling General & Administrative Expenses (“SG&A”).  SG&A expenses for the three months ended June 30, 2010, declined approximately 18.6% over the same period a year ago.  SG&A expenses have now declined six consecutive quarters as a result of the continuing cost reductions and cost control strategies implemented since 2008.  The Company continues to be deliberate about managing and controlling expenditures and filling open positions.

System Infrastructure and Service Delivery.  We are committed to delivering products and services to customers in the most efficient and profitable means possible, for both iSECUREtrac and our customers.  The ability of the Company to do so with existing products and services, but also new products and services as technology evolves is critical to ensure that the Company continues to attract new customers, retain existing customers and become profitable.  To that end, the Company continues to invest in its core proprietary infrastructure – tracNet24 as well as the development of an additional service delivery platform via Salesforce.com (“SFDC”).  In addition to continued improvements in the speed, reliability and capacity of tracNet24, the Company previously highlighted the successful transition of its Solution Center to the SFDC platform and rolled out a new SFDC-Inventory Management module to certain customers.  During the three months ended June 30, 2010 the Company expanded the use of SFDC to tracking customer activity and new sales opportunities.  The Company will continue to invest in and leverage both its core proprietary infrastructure and the service delivery capabilities of SFDC through 2010 and into 2011.

Page | 13

Summary of Financial Information

The following table provides a comparison of selected financial highlights, in thousands, for the three months ended June 30, 2010 and 2009:

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS
Three Months Ended June 30, 2010 and 2009
(In thousands)

			Fav / (Unvfav)
	2010	2009	Change
Revenues:
Equipment revenue	$2,482	$2,974	$(492)
Services revenue	127	116	11
Royalty revenue	158	102	56
Total revenues	2,767	3,192	(425)
Costs of revenue	803	1,173	370
Gross profit margin	1,964	2,019	(55)
Gross profit margin %	71.0%	63.3%

Research and development expenses (R&D)	295	251	(44)
Sales, general and administrative expenses (SG&A)	1,515	1,862	347
Total R&D and SG&A	1,810	2,113	303
Operating income (loss)	154	(94)	248
Interest expense, net	(328)	(306)	(22)
Net loss	$(174)	$(400)	$226
Preferred stock dividends and accretion	(348)	(325)	(23)
Net loss available to common stockholders	$(522)	$(725)	$203

Page | 14

Quarterly Highlights

In addition to the selected financial highlights above, the following selected quarterly financial and non-financial data over the past 5 quarters is important in understanding the trend in the Company’s results of operations:

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
Rolling 5 Quarter Trend
(In Thousands)

	Jun 30 2009	Sept 30 2009	Dec 31 2009	Mar 31 2010	Jun 30 2010
Revenue:
Equipment leasing	$2,974	$2,924	$2,601	$2,448	$2,482
Service Revenue	116	107	106	115	127
Royalty Revenue	102	180	125	125	158
Total Revenue	3,192	3,211	2,832	2,688	2,767

Costs of Revenue	1,173	1,172	1,014	954	803

Gross profit margin	2,019	2,039	1,818	1,734	1,964
Gross profit margin %	63.3%	63.5%	64.2%	64.5%	71.0%

Research & Development (R&D)	251	316	377	314	295

Selling General & Admin (SG&A)	1,862	1,796	1,688	1,542	1,515
Subtotal R&D and SG&A	2,113	2,112	2,065	1,856	1,810

Operating Income (Loss)	$(94)	$(73)	$(247)	$(122)	$154

Page | 15

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
Rolling 5 Quarter Trend
(In Thousands)

	Jun 30 2009	Sept 30 2009	Dec 31 2009	Mar 31 2010	Jun 30 2010
Cash Flows From Operating Activities
Net loss	$(400)	$(378)	$(560)	$(446)	$(174)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	593	556	470	494	185
Stock based compensation	103	81	50	48	34
Provision for Doubtful Accounts	70	33	10	-	-
Changes in operating assets and liabilities:
Accounts receivable	298	71	37	192	(195)
Inventories	(108)	(31)	3	8	57
Prepaid expenses	(33)	13	3	(28)	27
Accounts payable	(295)	190	108	(31)	(17)
Accrued expenses	274	47	(8)	(397)	(288)
Deferred revenue	(31)	(11)	(35)	(9)	(15)
Accrued interest payable	158	161	181	215	205

Net cash provided by (used in) operating activities	629	732	259	46	(181)

Adjustment for payment of royalty expenses for comparative purposes (1)				508

Adjusted Net cash provided by (used in) operating activities	629	732	259	554	(181)

Principal payments on long-term debt	(459)	(344)	(408)	(421)	(433)

Adjusted Net cash provided by (used in) operating activities less principal payments on long-term debt	$170	$388	$(149)	$133	$(614)

(1)
As outlined in the Company’s 2009 Annual Report on Form 10-K, on March 4, 2010, the Company paid Pro Tech Monitoring, Inc $507,790  for a limited license to provide certain technology to specific customers and the settlement of all royalties due under the November 27, 2007 Confidential Settlement Agreement (“Agreement”).   The decrease in Accrued Expenses in the cash flow statement above is reflective of this payment. Royalty expenses were estimated and accrued on a monthly basis throughout 2008 and 2009 and all royalties due under the Agreement were fully accrued at September 30, 2009.   Management views the payment of these expenses during the three months ended March 31, 2010 as unrelated to operations which distorts the evaluation of cash provided by the operating activities for that same period. Management believes that removing the effect of this payment on Net cash provided by operating activities  provides a more accurate  picture of the cash flow trends of the Company which is consistent with the other periods presented above.

Because the Company finances the majority of all equipment purchases through long-term leases, the investing activities (e.g. purchase of leasehold improvements and equipment) of the Company are generally offset by the proceeds of long-term debt reported in financing activities.  Accordingly in evaluating the cash flow of operations, management looks at the net cash provided by operating activities (as per the Consolidated Statement of Cash Flows) and subtracts the principal payments on long-term debt.  For the three months ended June 30, 2010, the Company reported net cash used in operating activities of $181,000.   During that period, the Company made annual payments of expenses accrued in prior periods of $242,000.  Without these payments, the Company would have reported net cash provided by operating activities of $61,000.

For the three months ended March 31, 2010 the Company generated sufficient cash flow from operations to cover the principal payments on long-term debt as illustrated below.  For the three period ended June 30, 2010, the Company’s operations did not generate sufficient cash flow to cover principal payments on long-term debt.

Page | 16

For the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

Revenue

Equipment Revenue
Equipment revenue consists of the daily leasing of electronic monitoring equipment and periodic charges for lost or damaged equipment.  For the three and six month periods ended June 30, 2010 the Company had equipment revenue of $2,482,000 and $4,930,000 compared with $2,974,000 and $5,599,000 for the same periods in 2009 which represents a decrease of 16.5% and 11.9%, respectively.

For the three months ended June 30, 2010, the decline in equipment revenue is approximately 76% attributable to a decline in daily lease rates, the remainder is due to a decline in the number of GPS units sold and the number of visual breath alcohol units deployed during that period.  The number of GPS units deployed during the three months ended June 30, 2010 is approximately the same in comparison to the same period of the prior year.

For the six months ended June 30, 2010, the decline in equipment revenue is fully attributable to a decline in daily lease rates.  In addition, during this same period, the Company experienced a decline in revenue as a result of fewer GPS units sold and fewer visual breath alcohol units deployed.  This reduction in revenue has been offset by an increase in the number of GPS units deployed.

Equipment Revenue Seasonality
The Company has historically experienced a slight seasonal dip in equipment revenue during the three months ended September 30th.  Management believes the cause of the seasonality is the result of several of the Company’s multi-year contracts re-pricing to a lower daily price as well as agencies delaying the award of new contracts or rolling out or increasing programs in the preceding quarter due to the state or local agency being out of funds until the new budget year begins on July 1st.  The result is that equipment revenue for the three months ending September 30th has historically been flat or below the equipment revenue for the preceding three month period.   Accordingly, management recognizes it is possible that the equipment revenue for the three months ending September 30, 2010, could be flat in relation to the equipment revenue for the three months ended June 30, 2010.

Service Revenues
Service revenues consist of daily charges for Monitoring Center Intervention, in connection with the leasing of GPS equipment outlined above.   For the three and six month periods ended June 30, 2010 the Company reported service revenue of $127,000 and $242,000 compared to $116,000 and $248,000 for the same periods in 2009 which represents an increase of approximately 9.5% for the three months ended June 30, 2010 and a decrease of 2.4% for the six months ended June 30, 2010.

The increase for the three months ended June 30, 2010 is the result of an increase in the number of units subject to Monitoring Center Intervention offset by a decline in the average daily price per unit.

Royalty Revenue
The Company earns royalty revenues, which are paid annually by March 31 of each year, under a Patent License Agreement with Satellite Tracking of People, L.L.C. (STOP) which grants STOP a license to utilize specific technology that is patented by the Company.  The Company earns a royalty equal to 2.5% of STOP’s revenue utilizing this technology.

For the three and six month periods ended June 30, 2010, the Company reported royalty revenue of $158,000 and $283,000 in comparison to $102,000 and $449,000 for the same periods in 2009 which represent an increase for the three months ended June 30, 2010 of $56,000 and a decrease for the six month period ended June 30, 2010 of $166,000.  As of June 30, 2010 the Company has earned the maximum amount of royalties it can earn under the STOP Patent License Agreement. Accordingly, the Company expects no future royalty revenue to be recognized.

Page | 17

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

For the three and six month periods ended June 30, 2010 the Company reported costs of revenue of $803,000 and $1,757,000 compared to $1,173,000 and $2,339,000 for the same periods in 2009 which represent decreases of 31.5% and 24.9%, respectively.

For the three months ended June 30, 2010 the $370,000 decrease in cost of revenues is attributable to the following:

•	$51,000 lower depreciation due to certain equipment now being fully depreciated
•	$222,000 lower depreciation related to the change in the estimated useful life of monitoring equipment as discussed herein
•	$127,000 lower royalty costs as a result of the ProTech licensing settlement reached in the fourth quarter of 2009 and thus no royalty costs are reported in 2010
•	$43,000 increase in third party monitoring costs
•	$13,000 decrease in various other costs including communication costs, repairs and shipping

For the six months ended June 30, 2010 the $582,000 decrease in cost of revenues is attributable to the following:

•	$73,000 lower depreciation due to certain equipment now being fully depreciated
•	$222,000 lower depreciation related to the change in the estimated useful life of monitoring equipment as discussed herein
•	$312,000 lower royalty costs as a result of the ProTech licensing settlement reached in the fourth quarter of 2009 and thus no royalty costs are reported in 2010
•	$80,000 increase in third party monitoring costs
•	$55,000 decrease in various other costs including communication costs, repairs and shipping

During the three month period ended June 30, 2010 management increased the estimated useful life of certain monitoring equipment to more accurately reflect the expected life of the related assets.  The effect of the increase in estimated useful life was a decrease in depreciation for the three months ended June 30, 2010 by $222,000. In the future, subject to the effect of purchasing additional monitoring equipment, depreciation expense is expected to be similar to the depreciation expense reported for the three months ended June 30, 2010.

Management anticipates that as the Company experiences revenue growth there will be an increase in Cost of Revenues proportionate to growth.

Page | 18

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

R&D expenses for the three and six months ended June 30, 2010 were $295,000 and $609,000 in comparison to $251,000 and $569,000 for the same periods in 2009 an increase of $44,000 and $40,000, respectively.  R& D expenses increased due to the Company’s increased investment in system infrastructure and service delivery applications.

The Company is currently in the process of redesigning several major software systems and technology improvements and has capitalized certain payroll and related costs associated with the related development of the applications and technology.   For the three and six months ended June 30, 2010 the Company capitalized $11,000 and $37,000 respectively.  For the three and six months ended June 30, 2009 the Company capitalized $24,000 and $52,000 respectively.

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
For the three month period ended June 30, 2010, SG&A expenses decreased $347,000 from $1,862,000 reported in 2009 to $1,515,000 reported in 2010.   Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

o	Personnel related expenses included salaries, benefits, recruiting, and travel decreased approximately $203,000 as a result of the implemented cost control measures

o	Consulting fees increased $25,000 because of the use of consultants to staff open positions

o	Facility expenses decreased $19,000 as a result of consolidating office space

o	Investor relation expenses increased $13,000

o	Legal and accounting fees decreased $48,000

o	Bad debt expense decreased $72,000 in connection with the improvement in the uncertainty of collectability of certain accounts receivable

o	Stock option expenses decreased $67,000

o	Various other expenses including advertising, insurance, communications, and other expenses increased an aggregate of $24,000

Page | 19

For the six month period ended June 30, 2010, SG&A expenses decreased $721,000 from $3,778,000 reported in 2009 to $3,057,000 reported in 2010.   Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

o	Personnel related expenses included salaries, benefits, recruiting, and travel decreased approximately $425,000 as a result of the implemented cost control measures.

o	Consulting fees increased $8,000 because of the use of consultants to staff open positions

o	Facility expenses decreased $24,000 as a result of consolidating office space

o	Investor relation expenses increased $24,000

o	Bad debt expense decreased $166,000 in connection with the uncertainty of collectability of certain accounts receivable

o	Stock option expenses decreased $125,000

o	Various other expenses including advertising, insurance, communications, and other expenses decreased an aggregate of $13,000

The cost reductions implemented by management over the past several years have significantly reduced SG&A expenses.   These reductions have strategically positioned the Company to support material future revenue growth.  As revenue increases SG&A expenses are expected to decrease as a percentage of revenue.

Interest Expense, Net

Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. During the three and six months ended June 30, 2010 the Company reported net interest expense of $328,000 and $652,000, respectively, increases of $22,000 and $58,000 over the $306,000 and $594,000 reported for the three  and six months ended June 30, 2009.  The increases are attributable to the increase in net equipment purchased under capital leases, as well as the additional borrowings from Crestpark.

As a result of the additional borrowing from Crestpark and the Company’s continuing use of capital leases to finance its equipment purchases, we expect to see net interest expense continue at or slightly above the levels recorded in the three months ended June 30, 2010.

Net Loss

The Company’s net loss for the three and six month periods ended June 30, 2010 was $174,000, and $621,000 an improvement of $225,000 and $364,000 over the comparable periods in 2009 for the reasons described above.

Preferred Stock Dividends and Accretion

For the three and six month periods ended June 30, 2010, preferred stock dividends and accretion totaled $348,000 and $692,000 as compared to $325,000 and $646,000 for the three and six month periods ended June 30, 2009.  This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock.  The Series C Exchangeable Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Page | 20

Liquidity and Capital Resources

The Company’s principal uses of cash are the payment of operating expenses and debt service payments on its debt obligations, including its capital lease financing.   In general, the Company expects to meet these liquidity needs by generating positive cash flow from operating activities.  The Company also uses cash to acquire the monitoring equipment that it leases or sells to its customers.  For the six months ended June 30, 2010, the Company used $137,000 of cash from operating activities. Investing activities used $180,000 of cash and financing activities used cash of $67,000.   The total of all cash flow activities resulted in a decrease in the balance of cash for the six months ended June 30, 2010 of $384,000.  For the same period of 2009, the Company generated $1,254,000 of cash in operating activities, used  $1,659,000 in investing activities, and generated $1,000,000 in cash from financing activities.  The total of all cash flow activities in the six months ended June 30, 2009 resulted in an increase in the balance of cash of $595,000

The Company believes that its current working capital and the undrawn amounts available under the Company’s Revolving Line of Credit Agreement, which was recently amended as described in Notes 5 and 8 to the Financial Statements, combined with the amounts available to it through the capital lease financing arrangements with AHK are sufficient to meet its liquidity needs through 2010.

The Company expects to become cash flow positive during 2011 due to anticipated increases in equipment and services revenues as new monitoring contracts begin to produce revenues, the receipt of an annual royalty payment under the Patent License Agreement with STOP in the first quarter of 2011, its continued efforts to control operating costs and the decrease in principal payments on long-term capital leases which mature beginning in February 2011.

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

Page | 21

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Reserved.

Item 5.  Other Information.

None

Page | 22

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

Page | 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel
President & CEO

Dated: August 10, 2010

By:	/s/Lincoln Zehr
Lincoln Zehr
Chief Financial Officer

Dated: August 10, 2010

Page | 24