Form 10-Q
period 2010-09-30
ISECURETRAC CORP
filed 2010-11-10
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)
☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

The number of shares of issuer’s common stock outstanding as of October 22, 2010 was 10,917,713.

iSecureTrac Corp.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$574,945	$719,662
Accounts receivable, net of allowance for doubtful accounts of $473,396 in 2010 and $666,630 in 2009	2,034,674	1,877,330
Inventories	238,895	284,838
Prepaid expenses and other	176,337	115,004
Total current assets	3,024,851	2,996,834
Leasehold improvements and equipment, net of accumulated depreciation of $12,169,618 in 2010 and $11,228,684 in 2009	3,860,353	4,461,466
Goodwill	2,302,179	2,302,179
Other assets	68,059	69,889
Total assets	$9,255,442	$9,830,368
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$714,499	$554,592
Accrued expenses	457,380	1,177,666
Revolving Line of Credit	750,000	350,000
Equipment Term Loan	898,805	280,000
Current maturities of long-term debt	1,396,983	1,674,221
Deferred revenues	72,468	96,937
Accrued interest payable	47,427	-
Total current liabilities	4,337,562	4,133,416
Long-term debt, less current maturities, including accrued interest on long-term debt	14,477,013	14,555,564
Total liabilities	18,814,575	18,688,980
Redeemable convertible Series C preferred stock	15,520,558	14,453,227
Commitments and contingency
Stockholders' deficit
Common stock	10,908	10,816
Additional paid-in capital	55,519,774	55,516,568
Accumulated deficit	(80,610,373)	(78,839,223)
Total stockholders' deficit	(25,079,691)	(23,311,839)
Total liabilities and stockholders' deficit	$9,255,442	$9,830,368

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Revenues:
Equipment leasing	$2,437,485	$2,872,888	$7,313,861	$8,391,294
Administrative, field & support service revenues	123,280	106,786	365,057	354,652
Equipment sales	64,823	51,664	119,113	131,582
Royalty revenue	-	179,852	282,815	628,933
Total revenues	2,625,588	3,211,190	8,080,846	9,506,461
Operating expenses:
Cost of revenues	828,916	1,172,145	2,585,999	3,510,893
Research and development	286,521	315,801	895,840	885,239
Sales, general and administrative	1,413,507	1,796,365	4,470,560	5,574,317
Total operating expenses	2,528,944	3,284,311	7,952,399	9,970,449
Operating income (loss)	96,644	(73,121)	128,447	(463,988)
Interest income (expense):
Interest income	2	36	7	636
Interest expense	(326,866)	(304,987)	(979,253)	(899,343)
Total interest income (expense)	(326,864)	(304,951)	(979,246)	(898,707)
Loss before provision for income taxes	(230,220)	(378,072)	(850,799)	(1,362,695)
Provision for income taxes	-	-	-	-
Net loss	$(230,220)	$(378,072)	$(850,799)	$(1,362,695)
Preferred stock dividends and accretion	(375,409)	(350,289)	(1,067,332)	(996,295)
Net loss available to common stockholders	$(605,629)	$(728,361)	$(1,918,131)	$(2,358,990)
Basic and diluted loss per common share	$(0.06)	$(0.07)	$(0.18)	$(0.22)
Weighted average shares of common stock outstanding	10,890,717	10,809,812	10,853,109	10,806,114

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Nine Months Ended September 30 2010
(Unaudited)

	Common Stock		Additional Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2009	10,816,100	$10,816	$55,516,568	$(78,839,223)	$(23,311,839)
Shares issued for directors' fees	9,666	10	5,990	-	6,000
Shares issued upon exercise of Options	82,041	82	32,676	-	32,758
Stock based compensation	-	-	111,521	-	111,521
Series C preferred stock dividends	-	-	-	(920,351)	(920,351)
Accretion to redemption value of preferred stock	-	-	(146,981)	-	(146,981)
Net loss	-	-	-	(850,799)	(850,799)
Balance, September 30, 2010	10,907,807	$10,908	$55,519,774	$(80,610,373)	$(25,079,691)

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities
Net loss	$(850,799)	$(1,362,695)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	940,934	1,653,182
Stock based compensation	117,521	289,296
Provision for Doubtful Accounts	-	194,077
Changes in operating assets and liabilities:
Accounts receivable	(157,344)	326,667
Inventories	45,943	(94,480)
Prepaid expenses and other assets	(59,503)	(33,578)
Accounts payable	56,622	42,988
Accrued expenses	(720,286)	661,108
Deferred revenues	(24,469)	(167,970)
Accrued interest payable	621,633	471,455
Net cash provided by (used in) operating activities	(29,748)	1,980,050
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(236,538)	(1,801,804)
Net cash used in investing activities	(236,538)	(1,801,804)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	360,000	1,700,000
Proceeds from revolving line of credit	400,000	50,000
Proceeds from equipment term loan	618,805	32,407
Principal payments on long-term debt	(1,289,994)	(1,293,835)
Proceeds from the exercise of options and warrants	32,758	162
Net cash provided by financing activities	121,569	488,734
Increase (Decrease) in cash	(144,717)	666,980
Cash at beginning of period	719,662	423,361
Cash at end of period	$574,945	$1,090,341
Supplemental Disclosure of Cash Payments for
Interest	357,620	427,888
Supplemental Disclosure of Noncash Transactions
Purchase of leasehold improvements and equipment included in Accounts Payable	103,285	29,478

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2010 and 2009
(Unaudited)

Note 1.  General

The unaudited interim condensed consolidated financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) and its wholly-owned subsidiary, iSt Services, Inc., at December 31, 2009, has been taken from the audited consolidated financial statements at that date.  The condensed consolidated financial statements for the three and nine months ended September 30, 2010 and September 30, 2009 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations and cash flows for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010.  Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company believes that its current working capital and the undrawn amounts available under the Company’s Revolving Line of Credit Agreement, which was recently amended as described in Notes 5 and 8, combined with the amounts available to it through the capital lease financing arrangements described in Note 6 are sufficient to meet its liquidity needs through 2011.

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

During the three and nine months ended September 30, 2010, the Company granted options to purchase a total of 45,500 and 80,500 shares of common stock to seven and fourteen employees, respectively, pursuant to the 2006 Plan.  During the three and nine months ended September 30, 2010, 89,303 and 211,052 options issued under the 2006 Plan were forfeited, 6,825 and 9,625 options issued under the 2001 Plan were forfeited and 0 and 15,000 options issued under employment agreements outside the 2006 Plan and the 2001 Plan, respectively, were forfeited.  During the three and nine months ended September 30, 2010, 35,958 and 81,749 options were exercised, respectively.  The following table shows stock option activity during the nine month period ended September 30, 2010:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,054,320	$1.32		$30,268
Granted	80,500	0.86
Exercised	(81,749)	0.40
Forfeited	(235,677)	0.77
Outstanding at September 30, 2010	2,817,394	$1.38	5.79	$592,786
Exercisable at September 30, 2010	2,406,188	$1.53	5.22	$432,761

At September 30, 2010, the Company had 2,817,394 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 679,568 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

During the three and nine months ended September 30, 2010, 0 and 1,547,519 warrants expired, respectively, and no warrants were granted by the Company or exercised by warrant holders.

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

The Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Risk free interest rate	3.65%	3.60%
Expected volatility factor	80.03%	81.50%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	35% and 24%	35% and 24%

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

The Company recorded compensation expense of $32,079 and $111,521 for the three and nine months ended September 30, 2010, respectively, compared to $79,045 and $283,296 for the same periods in 2009 related to stock-based compensation awards.

As of September 30, 2010, there was approximately $138,255 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees.  The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2010	$36,574
2011	95,229
2012	6,452
Total	$138,255

Note 3.  Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010			December 31, 2009
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,067,348	$820,876	$246,472	$1,055,794	$719,639	$336,155
Leasehold improvements	171,281	93,530	77,751	249,081	176,522	72,559
Components held for future monitoring equipment builds	210,000	-	210,000	210,000	-	210,000
Software development costs	419,587	67,209	352,378	259,977	-	259,977
Monitoring equipment	14,161,755	11,188,003	2,973,752	13,915,298	10,332,523	3,582,775
Total leasehold improvements and equipment	$16,029,971	$12,169,618	$3,860,353	$15,690,150	$11,228,684	$4,461,466

During the three month period ended June 30, 2010 management increased the estimated useful life of certain monitoring equipment from three years to five years to more accurately reflect the expected life of the related assets.  The effect of the increase in estimated useful life was to decrease depreciation for the three and nine months ended September 30, 2010 by $207,000 and $429,000, an earnings per share impact of approximately $0.01 and $0.04, respectively.

Note 4.  Goodwill

Goodwill is the excess of the cash paid over the fair value of the net assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year or if certain events or circumstances occur.  The Company determined that there was no impairment of goodwill as of December 31, 2009.  No events transpired in the nine months ended September 30, 2010 that required a reevaluation of this conclusion.

Note 5.  Credit Agreements

On November 10, 2008, the Company entered into a loan agreement (the “Loan Agreement”) with Crestpark LP, Inc. (“Crestpark”) and in connection with the Loan Agreement executed two separate promissory notes.  The first note for $750,000 for working capital via a Revolving Credit Commitment and the second note for $1,750,000 for equipment financing via an Equipment Term Loan.  The Loan Agreement had a maturity date of July 1, 2010.  On November 4, 2009, the parties executed an amendment to the Loan Agreement extending the maturity date to January 1, 2012.  Furthermore, on August 4, 2010, Crestpark amended the Loan Agreement to increase the Revolving Credit Commitment by $350,000 with a corresponding decrease in the amount available under the Equipment Term Loan.  This change increased the Revolving Credit Commitment line from $750,000 to $1,100,000 and reduced the amount available on the Equipment Term Loan from $718,788 to $368,788.  All other terms of the Loan Agreement remained unchanged.

Accrued interest on the promissory notes at September 30, 2010 and 2009 was $47,427 and $0, respectively.

Revolving Credit Commitment  - The proceeds of the Revolving Credit Commitment of $1,100,000 are to be used for working capital needs and are anticipated to be repaid from cash flow generated by the operations of the Company.  The Revolving Credit Commitment has a term ending on January 1, 2012, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum.  The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Revolving Credit Commitment.  Interest expense, including the unused commitment fee, to Crestpark was $19,927 and $42,216 for the three and nine months ended September 30, 2010, respectively, as compared to $18,114 and $58,478 for the same periods of 2009.  As of September 30, 2010, the Company had $750,000 outstanding under the Revolving Credit Commitment and $350,000 available, compared with $350,000 outstanding and $400,000 available as of December 31, 2009.  Amounts borrowed and repaid remain available under the Revolving Credit Commitment.

Equipment Term Loan  - The proceeds of the $1,400,000 Equipment Term Loan are to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients.  It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time.  At Crestpark’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms.  The Equipment Term Loan has a term ending January 1, 2012, bears interest at a fixed rate of 12% per annum and is secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan.  The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan.  Interest expense, including the unused commitment fee, to Crestpark for the three and nine months ended September 30, 2010 was $27,500 and $70,118, respectively, as compared to $2,796 and $5,835 for the same periods of 2009.  As of September 30, 2010, the Company had $898,805 outstanding under the Equipment Term Loan and $368,788 available, compared with $280,000 outstanding and $1,337,593 available as of December 31, 2009.  Amounts borrowed and repaid are no longer available under the Equipment Term Loan.

Subsequent to September 30, 2010, Crestpark has amended the Loan Agreement to  increase the Revolving Credit Commitment by $368,888 with a corresponding decrease in the amount available under the Equipment Term Loan.  This change increases the Revolving Credit Commitment line from $1,100,000 to $1,468,788, of which $718,788 is available.  This change decreases the amount available on the Equipment Term Loan from $368,788 to $0.  All other terms of the Loan Agreement, as described above, remain unchanged.

Subsequent to September 30, 2010, the Company paid $300,000 towards the outstanding balance on the Revolving Credit Commitment line, increasing the amount available to $1,018,788.

Crestpark is an affiliate of Mykonos 6420 LP (“Mykonos”).  As the sole holder of the Company’s Series C Preferred Stock, Mykonos has the right to elect a majority of the Company’s Board of Directors.  The terms of the Loan Agreement were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Note 6.  Long-Term Debt

The Company had the following long-term debt at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Long-Term Debt

Crestpark LP, Inc
One secured note payable in the amount of $11,877,475 maturing on January 1, 2012
Fixed Tranche ~ with an interest rate of 9% effective November 4, 2009 and 7% prior to	$6,455,250	$6,455,250
Floating Tranche ~ with an interest rate of 2% over prime (5.25% at September 30, 2010)	5,422,225	5,422,225
Crestpark LP, Inc Total	$11,877,475	$11,877,475
AHK Leasing, LLC
Thirteen separate capital leases with related parties that are carrying interest rates at 9.50% to 11.25% and maturing March 2011 to September 2013	1,993,537	2,923,532
Total long-term debt	$13,871,012	$14,801,007
Less current maturities	(1,396,983)	(1,674,221)
Total long-term debt less current maturities	$12,474,029	$13,126,786
Accrued Interest on long-term debt	2,002,984	1,428,778
Total long-term debt less current maturities, included accrued interest on long-term debt	14,477,013	14,555,564

Crestpark LP, Inc.

The Company has outstanding a Note Payable (“Note”) with Crestpark LP, Inc (“Crestpark”),   for $11,877,475 under a Credit and Security Agreement originally dated December 18, 2007.  Outstanding borrowings are due and payable on the earlier of (i) January 1, 2012 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Note, plus all accrued but unpaid interest.  The Company may prepay the Note at any time without premium or penalty.  The Note provides, among other things, that $6,455,250 (the “Fixed Tranche”) of the borrowings thereunder shall bear interest at 9.0% per annum and that such interest will be due and payable at maturity of the Note.  The remaining $5,422,225 of borrowings (the “Floating Tranche”) under the Note will bear interest at a floating rate equal to 2% over the prime rate (the ”Base Rate”).  The portion of the interest on the Floating Tranche determined by the Base Rate will be payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate will be payable monthly.

The Credit and Security Agreement, when originally executed had a maturity date of July 1, 2010.  On November 4, 2009, the parties executed an amendment to the Credit and Security Agreement extending the maturity date to January 1, 2012.  All other terms of the Credit and Security Agreement remain unchanged except the interest rate on the Fixed Tranche which was increased from 7% to 9%.

Accrued interest on the secured note payable was $2,002,984 and $1,428,778 at September 30, 2010 and December 31, 2009, respectively.

The borrowings under the Note are secured by a first priority security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing, LLC under its sale leaseback arrangements.

Capital Leases - AHK Leasing, LLC.

AHK Leasing, LLC (“AHK”) is a company controlled by three stockholders, one of which is a current director.  These loans were in the form of capital leases with 36 month terms and bearing interest at a rate of 9.50% to 11.25% per annum and mature between March 2011 and September 2013.   There was no accrued interest payable to AHK at September 30, 2010.

Total interest expense, including unused commitment fees, for the three and nine months ended September 30, 2010 and September 30, 2009 is as follows:

	Three Months Ended Sept 30, 2010	Three Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2009
AHK interest on long-term debt	$53,013	$91,943	$195,427	$260,509

Crestpark LP interest on long-term debt	221,219	188,225	656,443	63,707

Crestpark LP credit agreements	47,427	21,223	109,197	557,765

Other	5,207	3,596	18,186	17,362
Total interest expense	$326,866	$304,987	$979,253	$899,343

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

The Series C Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Series C Preferred Stock will equal the per share original issue price ($11.00 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Series C Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital.  As of September 30, 2010, the Company had accrued Series C Preferred Stock dividends totaling $5,501,906 and accretion to redemption value of the Series C Preferred Stock totaling $999,573.  Of these amounts, $326,174 and $49,235, respectively, were accrued during the three months ended September 30, 2010.

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

Note 8.  Subsequent Events.

Subsequent to September 30, 2010, Crestpark has amended the Loan Agreement to  increase the Revolving Credit Commitment by $368,888 with a corresponding decrease in the amount available under the Equipment Term Loan.  This change increases the Revolving Credit Commitment line from $1,100,000 to $1,468,788, of which $718,788 is available.  This change decreases the amount available on the Equipment Term Loan from $368,788 to $0.  All other terms of the Loan Agreement, as described above, remain unchanged.

Subsequent to September 30, 2010, the Company paid $300,000 towards the outstanding balance on the Revolving Credit Commitment line, increasing the amount available to $1,018,788.

Subsequent to September 30, 2010, the Company and Crestpark LP, Inc reached agreement in principal to modify the terms of the Revolving Line of Credit, the Equipment Term Loan and all Long-Term Debt.  The terms of the agreement are effective December 31, 2010, and will include required principal payments of $500,000 per year beginning in 2012 and extending the maturity date to January 1, 2015.  All other terms and conditions are similar to existing terms.

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

Redeemable Exchangeable Series C Preferred Stock:  The Company estimates the fair value of this instrument to be approximately $19,275,000 at September 30, 2010 using a discount rate of 5%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General Outlook for Remainder of 2010

As discussed in the Company’s 2009 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2010 and June 30, 2010, we expected the ongoing difficult economic situation to cause many corrections agencies and other target customers to be slow to approve new electronic monitoring programs and that has proven to be the case thus far during 2010.  July 1, 2010 represented the beginning of the new fiscal year for many of our target customers and we have observed signs that indicate that the corrections market appears to be responding to the reality that electronic monitoring, and specifically Active GPS tracking, represents a way to increase public safety and at the same time reduce costs when compared with incarceration.  We continue to believe that the value proposition of the Company’s products and services remains compelling as the costs of incarceration continue to escalate.

During the latter portion of the three months ended June 30, 2010 and the three months ended September 30, 2010, the Company signed a number of contracts that either have deployed units or which we expect to deploy units in the near future.  However, it is too early to predict when or how much revenue will be generated by these contracts.

In addition, as reported in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2010, the Company signed a sales and marketing agreement with Bob Barker Company on July 6th, 2010. This agreement provides for a nationwide sales and marketing relationship.  Management believes the Bob Barker Company relationship will have a positive impact on the Company’s name recognition and market position as well as future revenue growth and related profitability. However, it is too early to predict when or how much revenue will be generated by the relationship with the Bob Barker Company.

The Company is seeing strong signs that the absence of major new requests-for-proposals over the past several quarters appears to be ending.  The Company is aggressively responding to these and other opportunities and management remains optimistic about the possibility of being awarded several of them.  Accordingly,  management continues to expect that the Company’s revenue will begin to grow over the upcoming quarters with cash flow positive operations to follow.

Results of Operations

Highlights of Operations for the three months ended September 30, 2010

Positive Cash Flow from Operations.  For the three months ended September 30, 2010, the operations of the Company returned to generating positive cash flow from operating activities after experiencing negative cash flow the preceding quarter due to the disbursement of annual payments which were accrued in prior periods.  While the positive cash flow from operating activities was not sufficient to cover principal payments on long-term debt, the $105,000 of cash generated by operating activities represents the most positive performance since the three months ended December 31, 2009.

In addition, during this quarter cash receipts from one of the Company’s largest customers were delayed and not received in a timely fashion, based on their historical payment cycle.  Approximately $406,000 was received from this customer on October 5th, 2010.  Had this customer maintained their account in accordance with their historical payment cycle, the Company’s cash flow from operations would have been $511,000 – sufficient to cover principal payments on long-term debt.

Decline in Revenue.  The Company’s Equipment Leasing Revenue and Service Revenue, in total, has been increasing since the three months ended March 31, 2010.  However, in comparison to the same period a year ago equipment leasing revenue for the three months ended September 30, 2010 declined  as a result of a decrease in the average daily lease rate on multi-year contracts that were extended or renewed during the previous twelve months.   We do not expect to continue to see significant declines in the daily lease rates.

For the three months ended September 30, 2010, the Company had approximately the same number of GPS units deployed in comparison to the same period in the prior year.  While the impact of the lower average daily lease rate has a material impact on current revenue and cash flow, it is important to understand that the related contract extensions are expected to result in continued cash inflows after the related equipment has been paid for.

Decline in Selling General & Administrative Expenses (“SG&A”).  SG&A expenses for the three months ended September 30, 2010, declined approximately 21% over the same period a year ago.  The three months ended September 30, 2010 marks the seventh consecutive quarter that SG&A expenses have declined.  This decline in SG&A expenses is the result of the continuing cost reductions and cost control strategies implemented since 2008.  The Company continues to be deliberate about managing and controlling expenditures and filling open positions.

Summary of Financial Information

The following table provides a comparison of selected financial highlights, in thousands, for the three months ended September 30, 2010 and 2009:

	2010	2009	Fav / (Unfav) Change
Revenues:
Equipment revenue	$2,502	$2,924	$(422)
Services revenue	123	107	16
Royalty revenue	-	180	(180)
Total revenues	2,625	3,211	(586)
Costs of revenue	829	1,172	343
Gross profit margin	1,796	2,039	(243)
Gross profit margin %	68.4%	63.5%

Research and development expenses (R&D)	286	316	30
Sales, general and administrative expenses (SG&A)	1,413	1,796	383
Total R&D and SG&A	1,699	2,112	413
Operating income (loss)	97	(73)	170
Interest expense, net	(327)	(305)	(22)
Net loss	$(230)	$(378)	$148
Preferred stock dividends and accretion	(376)	(350)	(26)
Net loss available to common stockholders	$(606)	$(728)	$122

Quarterly Highlights

In addition to the selected financial highlights above, the following selected quarterly financial and non-financial data over the past 5 quarters is important in understanding the trend in the Company’s results of operations:

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
Rolling 5 Quarter Trend
(In Thousands)

	Sept 30 2009	Dec 31 2009	Mar 31 2010	Jun 30 2010	Sept 30 2010
Revenue:
Equipment leasing	$2,924	$2,601	$2,448	$2,482	$2,502
Service Revenue	107	106	115	127	123
Royalty Revenue	180	125	125	158	-
Total Revenue	3,211	2,832	2,688	2,767	2,625
Costs of Revenue	1,172	1,014	954	803	829
Gross profit margin	2,039	1,818	1,734	1,964	1,796
Gross profit margin %	63.5%	64.2%	64.5%	71.0%	68.4%

Research & Development (R&D)	316	377	314	295	286
Selling General & Admin (SG&A)	1,796	1,688	1,542	1,515	1,413
Subtotal R&D and SG&A	2,112	2,065	1,856	1,810	1,699

Operating Income (Loss)	$(73)	$(247)	$(122)	$154	$97

Total Full-Time Employees at Quarter End	73	73	71	71	67

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
Rolling 5 Quarter Trend
(In Thousands)

	Sept 30 2009	Dec 31 2009	Mar 31 2010	Jun 30 2010	Sept 30 2010
Cash Flows From Operating Activities
Net loss	$(378)	$(560)	$(446)	$(174)	$(230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	556	470	494	185	262
Stock based compensation	81	50	48	34	35
Provision for Doubtful Accounts	33	10	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	71	37	192	(195)	(154)
Inventories	(31)	3	8	57	(19)
Prepaid expenses	13	3	(28)	27	(59)
Accounts payable	190	108	(31)	(17)	105
Accrued expenses	47	(8)	(397)	(288)	(35)
Deferred revenue	(11)	(35)	(9)	(15)	(1)
Accrued interest payable	161	181	215	205	201
Net cash provided by (used in) operating activities	732	259	46	(181)	105
Adjustment for payment of royalty expenses for comparative purposes (1)			508
Adjusted Net cash provided by (used in) operating activitie	732	259	554	(181)	105
Principal payments on long-term debt	(344)	(408)	(421)	(433)	(436)
Adjusted Net cash provided by (used in) operating activities less principal payments on long-term debt	$388	$(149)	$133	$(614)	$(331)

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

Because the Company finances the majority of all equipment purchases through long-term leases, the investing activities (e.g. purchase of leasehold improvements and equipment) of the Company are generally offset by the proceeds of long-term debt reported in financing activities.  Accordingly in evaluating the cash flow of operations, management looks at the net cash provided by operating activities (as per the Consolidated Statement of Cash Flows) and subtracts the principal payments on long-term debt.  For the three and nine months ended September 30, 2010, the Company reported net cash provided by operating activities of $105,000 and $478,000, respectively, as adjusted above.

For the three and nine months ended September 30, 2010, the Company’s operations did not generate sufficient cash flow to cover principal payments on long-term debt. However, cash receipts from one of the Company’s largest customers,  were delayed and not received in a timely fashion, based on their historical payment cycle.  Approximately $406,000 was received from this customer  on October 5th, 2010.  Had this customer maintained their account in accordance with their historical payment cycle, the Company’s cash flow from operations for the three months ended September 30, 2010 would have been $511,000 – sufficient to cover principal payments on long-term debt.

For the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

Revenue

Equipment Revenue

Equipment revenue consists of the daily leasing of electronic monitoring equipment and periodic charges for lost or damaged equipment.  For the three and nine month periods ended September 30, 2010 the Company had equipment revenue of $2,502,000 and $7,432,000 compared with $2,924,000 and $8,523,000 for the same periods in 2009 which represents decreases of approximately 15% and 13%, respectively.

For the three months ended September 30, 2010, approximately 80% of the decline in equipment revenue is attributable to a decline in daily lease rates.  The remainder of the decrease is the result of fewer GPS and visual breath units deployed during the three months ended September 30, 2010 in comparison to the same period of the prior year.

For the nine months ended September 30, 2010, approximately 84% of the decline in equipment revenue is attributable to a decline in daily lease rates, net of an increase in the number of units deployed during the nine months ended September 30, 2010.   The remainder of the decline is the result of fewer visual breath alcohol units deployed in comparison to the same period of the prior year.

Service Revenues

Service revenues consist of daily charges for Monitoring Center Intervention, in connection with the leasing of GPS equipment outlined above.   For the three and nine months ended September 30, 2010 the Company reported service revenue of $123,000 and $365,000 compared to $107,000 and $355,000 for the same periods in 2009 which represents an increase of approximately 15%  and 3% for the three and nine months ended September 30, 2010, respectively.

The increase for the three months ended September 30, 2010 is the net result of an increase in the number of units subject to Monitoring Center Intervention offset by a decline in the average daily price per unit.

Royalty Revenue

Through June 30, 2010, the Company earned royalty revenues, which are paid annually by March 31 of each year, under a Patent License Agreement with Satellite Tracking of People, L.L.C. (STOP) which grants STOP a license to utilize specific technology that is patented by the Company.  The Company earned a royalty equal to 2.5% of STOP’s revenue utilizing this technology. As of September 30, 2010 the Company has earned the maximum amount of royalties it can earn under the STOP Patent License Agreement. Accordingly, the Company expects no future royalty revenue to be recognized.  The Company has a remaining receivable of $210,000 to be received in March 2011.

For the three and nine month periods ended September 30, 2010, the Company reported royalty revenue of $0 and $283,000 in comparison to $180,000 and $629,000 for the same periods in 2009 which represent a decrease for the three months ended September 30, 2010 of $180,000 and a decrease for the nine month period ended September 30, 2010 of $346,000.

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

For the three and nine month periods ended September 30, 2010 the Company reported costs of revenue of $829,000 and $2,586,000 compared to $1,172,000 and $3,511,000 for the same periods in 2009 which represent decreases of approximately 29% and 26%, respectively.

For the three months ended September 30, 2010 the $343,000 decrease in cost of revenues is attributable to the following:

•	$242,000 decrease in depreciation which is largely attributed to the increase in estimated useful life effected during the three months ended June 30, 2010

•	$116,000 decrease in royalty costs as a result of the Pro Tech licensing settlement reached in the fourth quarter of 2009 and thus no royalty costs are reported in 2010

•	$35,000 increase in third party monitoring costs

•	$20,000 decrease in various other costs including communication costs, repairs and shipping

For the nine months ended September 30, 2010 the $925,000 decrease in cost of revenues is attributable to the following:

•	$537,000 decrease in depreciation which is largely attributed to the increase in estimated useful life effected during the three months ended June 30, 2010

•	$426,000 decrease in royalty costs as a result of the Pro Tech licensing settlement reached in the fourth quarter of 2009 and thus no royalty costs are reported in 2010

•	$115,000 increase in third party monitoring costs

•	$77,000 decrease in various other costs including communication costs, repairs and shipping

During the three month period ended June 30, 2010 management increased the estimated useful life of certain monitoring equipment to more accurately reflect the expected life of the related assets.  The effect of the increase in estimated useful life was a decrease in depreciation for the three months and nine months ended September 30, 2010 by $207,000 and $429,000, respectively. In the future, subject to the effect of purchasing additional monitoring equipment, depreciation expense is expected to be similar to the depreciation expense reported for the three months ended September 30, 2010.

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

R&D expenses for the three and nine months ended September 30, 2010 were $286,000 and $895,000 in comparison to $316,000 and $886,000 for the same periods in 2009 a increase of $30,000 and a decrease of $9,000 for the three and nine months ended September 30, 2010, respectively.  R&D expenses decreased during the three months ended September 30, 2010 as a result of open positions but increased for the nine months ended September 30, 2010 due to the Company’s increased investment in system infrastructure and service delivery applications.

The Company is currently in the process of redesigning several major software systems and technology improvements and has capitalized certain payroll and related costs associated with the related development of the applications and technology.   For the three and nine months ended September 30, 2010 the Company capitalized $5,000 and $42,000 respectively.  For the three and nine months ended September 30, 2009 the Company capitalized $52,000 and $133,000 respectively.

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

For the three month period ended September 30, 2010, SG&A expenses decreased $383,000 from $1,796,000 reported in 2009 to $1,413,000 reported in 2010.   Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

•	Personnel related expenses included salaries, benefits, incentive compensation, recruiting, and travel decreased approximately $210,000 as a result of the implemented cost control measures

•	Consulting fees decreased $14,000 in connection with the use of fewer consultants to staff open positions

•	Facility expenses decreased $10,000 as a result of consolidating office space

•	Investor relations expenses increased $9,000

•	Legal and accounting fees decreased $60,000

•	Bad debt expense decreased $48,000 in connection with the improvement in the uncertainty of collectability of certain accounts receivable

•	Stock option expenses decreased $47,000

•	Various other expenses including advertising, insurance, communications, and other expenses decreased an aggregate of $3,000

For the nine month period ended September 30, 2010, SG&A expenses decreased $1,103,000 from $5,574,000 reported in 2009 to $4,471,000 reported in 2010.   Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

•	Personnel related expenses included salaries, benefits, incentive compensation, recruiting, and travel decreased approximately $636,000 as a result of the implemented cost control measures.

•	Consulting fees decreased $5,000 in connection with the use of fewer consultants to staff open positions

•	Facility expenses decreased $19,000 as a result of consolidating office space

•	Investor relation expenses increased $34,000

•	Legal and accounting fees decreased $99,000

•	Bad debt expense decreased $214,000 in connection with the uncertainty of collectability of certain accounts receivable

•	Stock option expenses decreased $172,000

•	Various other expenses including advertising, insurance, communications, and other expenses increased an aggregate of $8,000

The cost reductions implemented by management over the past several years have significantly reduced SG&A expenses.   These reductions have strategically positioned the Company to support material future revenue growth.  As revenue increases SG&A expenses are expected to decrease as a percentage of revenue.

Interest Expense, Net

Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. During the three and nine months ended September 30, 2010 the Company reported net interest expense of $327,000 and $979,000, respectively, increases of $22,000 and $80,000 over the $305,000 and $899,000 reported for the three and nine months ended September 30, 2009.  The increases are attributable to the increase in net equipment purchased under capital leases, as well as the additional borrowings from Crestpark.

As a result of the additional borrowing from Crestpark and the Company’s continuing use of capital leases to finance its equipment purchases, we expect to see net interest expense continue at or slightly above the levels recorded in the three months ended September 30, 2010.

Net Loss

The Company’s net loss for the three and nine month periods ended September 30, 2010 was $230,000, and $851,000 an improvement of $148,000 and $512,000 over the $378,000 and $1,363,000 reported for the same periods in 2009 for the reasons described above.

Preferred Stock Dividends and Accretion

For the three and nine month periods ended September 30, 2010, preferred stock dividends and accretion totaled $375,000 and $1,067,000 as compared to $350,000 and $996,000 for the three and nine month periods ended September 30, 2009.  This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock.  The Series C Exchangeable Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Liquidity and Capital Resources

The Company’s principal uses of cash are the payment of operating expenses and debt service payments on its debt obligations, including its capital lease financing.   In general, the Company expects to meet these liquidity needs by generating positive cash flow from operating activities.  The Company also uses cash to acquire the monitoring equipment that it leases or sells to its customers.  For the nine months ended September 30, 2010, the Company used $30,000 of cash from operating activities. Investing activities used $237,000  of cash and financing activities generated cash of $122,000.   The total of all cash flow activities resulted in a decrease in the balance of cash for the nine months ended September 30, 2010 of $145,000.  For the same period of 2009, the Company generated $1,980,000 of cash in operating activities, used $1,802,000 in investing activities, and generated $489,000 in cash from financing activities.  The total of all cash flow activities in the nine months ended September 20, 2009 resulted in an increase in the balance of cash of $667,000,

The Company believes that its current working capital and the undrawn amounts available under the Company’s Revolving Line of Credit Agreement, which was recently amended as described in Notes 5 and 8 to the Financial Statements, combined with the amounts available to it through the capital lease financing arrangements with AHK are sufficient to meet its liquidity needs through 2011.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s principal executive officer and principal financial officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

The Company’s principal executive officer and principal financial officer determined that there have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not subject to any material pending or threatened lawsuits.

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 22, 2010, the Company issued an aggregate of 2,666 shares of common stock to two directors in partial payment of directors’ fees.  The shares had a market value on the date of the board meeting of $2,000.  The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

On August 2, 2010, the Company issued an aggregate of 2,000 shares of common stock to two directors in partial payment of directors’ fees.  The shares had a market value on the date of the board meeting of $2,000.  The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Reserved.

Item 5.  Other Information.

None

Item 6.  Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (3)

3.2	Restated Bylaws of the Company (1)

3.3	Certificate of Designations, Preferences and Rights of Series C 8% Cumulative, Compounding Exchangeable Preferred Stock of the Company (2)

4.1	Form of Common Stock Certificate (1)

10.1	Second Amendment to Loan Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s registration statement on Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(2)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on June 23, 2005 (Commission File No. 0-26455).

(3)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on December 14, 2006 (Commission File No. 0-26455).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel
President & CEO

Dated: November 10, 2010

By:	/s/ Lincoln Zehr
Lincoln Zehr
Chief Financial Officer

Dated: November 10, 2010