Form 10-K
period 2010-12-31
ISECURETRAC CORP
filed 2011-03-16
CIK 1088120

As filed with the Securities and Exchange Commission on March 16, 2011.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010                    Commission file number: 000-26455

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark if  disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and  will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates, all of which is voting, was approximately $9,240,000, based on the closing sale price reported on June 30, 2010.

As of February 14, 2011, there were 10,927,451 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2010, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K

iSecureTrac Corp.

PART I

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

Based upon customer feedback and reported results of field testing in connection with RFP evaluations, the System 5000 remains an industry leading GPS tracking solution supported by the Verizon wireless network – widely recognized as America’s largest and most reliable wireless network. In addition, the Company offers products and services through third-party providers.  Automated-Voice-Notification was added in 2006; complementary, non-proprietary, GPS tracking systems were added in 2008; and biometric voice verification was added in 2009.

Market Overview

According to the Pew Public Safety Performance Project, the incarcerated population in the United States has reached 2.3 million and more than one in every 100 adults is now confined in an American jail or prison.  This growing number of incarcerated offenders is burdening states’ budgets with soaring costs.  Agencies are seeing increases in facilities, health care, and labor costs while at the same time seeing a lag in victim restitution, child support and tax payments as incarcerated persons lose their jobs and become a tax burden.

As significant as the incarcerated population may be, it is the growth in those being monitored outside of prison by probation and parole departments that has skyrocketed.  Today more than 5 million adults – or one in every 45 adults - are subject to community corrections supervision in the United States.

The growth in both populations (incarcerated and community supervised) and the growth in related costs is unsustainable.   The existing facilities simply can’t house the growing population and agencies at all levels are struggling to find funding as budgets are being cut.  Electronic monitoring systems offered by the Company (e.g. GPS, House Arrest, Voice Verification and Visual Breath Alcohol) are very logical and economical alternatives.

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

In summary, the use of products and services offered by iSECUREtrac offer four distinct advantages over incarceration:

(1)	the cost of managing an offender in the community with electronic monitoring is almost 85% less expensive than the cost of incarceration,

(2)	electronic monitoring reduces the public's tax burden by allowing the offender to work thereby providing the offender the opportunity to meet their financial obligations,

(3)	electronic monitoring reduces prison and jail overcrowding, and

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

All of the Company’s GPS products collect data points regarding the offender time and location and provide the offender immediate feedback regarding compliance violations.  Depending on the specifications of the law enforcement or social services agency, the agency or monitoring center is notified of compliance violations based on the modes of operations outlined below:

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

Web-Based Software/System Interface (tracNET24)

Our web-based software/system interface, known as tracNET24, is provided to end-user agencies through the Internet.  Probation or corrections officers with a secure log-in can access the system and know where his or her clients have been over any given time period.  With GPS monitoring, the officer can create or modify a schedule of locations where the offender must be at certain times of the day, week or month (e.g., a place of work, medical appointments, counseling appointments, meetings with the probation officer, etc.).  He/she merely enters a drop down menu for the schedule and either enters an address or points to a spot on the map and specifies a radius.  He/she thereby creates “inclusion zones” for the offender.  Similarly, the officer can create “exclusion zones” (e.g., schools, home of an ex-spouse, etc.).  Once the parameters are entered, the Personal Tracking Unit is synchronized to download the scheduling and zone information to the unit.

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

Competition

The Company competes for GPS-based offender monitoring with a number of different companies, including:

•	G4S a subsidiary of Group 4 Securicor
•	Omnilink Systems
•	ProTech Monitoring, Inc., an affiliate of 3M
•	BI Incorporated, an affiliate of The GEO Group
•	Satellite Tracking of People, LLC
•	SecureAlert

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

Seasonality

The Company has observed that contract awards and the rollout of new programs is noticeably slower in the three months ended June 30th, which negatively impacts the revenue growth opportunities for the three months ended September 30th.   We believe this slowdown in the award and roll-out of new programs is the result of  uncertainty surrounding agency budgets in the months leading up to the new fiscal year which begins July 1st.  In recent years, many agencies have been unable to finalize budgets until well into the new fiscal year.

In addition, the lack of availability of program decision makers, judges who sentence offenders, program managers during the traditional United States vacation months of May, June and July and August also impact our customers’ usage of the Company’s equipment and as such also impacts revenue for the three months ended September 30th.

Principal Suppliers

The Company’s products are manufactured in the United States by Altron Inc. of Anoka, Minnesota, an ISO-9002 qualified electronics manufacturer in accordance with manufacturing specifications set by the Company.

The Company has in place a purchase order for System 5000 units which can be delivered within a short period of time.  Management believes the units on this purchase order are sufficient to meet expected demand in 2011.

Principal Customers

The Company has one customer, the Office of the Commissioner of Probation of the Commonwealth of Massachusetts, which accounted for 22.1% and 18.8% of its total revenues for the year ended December 31, 2010 and 2009, respectively.  The receivable balance for this customer at December 31, 2010 and 2009 was $213,313 and $178,792, respectively.

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

Our research and development activities are primarily related to our GPS products and the systems by which the equipment and services are delivered.  During 2010, these activities were mainly related to improving the functionality of the core systems (tracNET24) and the expansion of new service delivery platform (tracNET24 and Salesforce.com).  During 2010 and 2009, our research and development expenses totaled $1,120,000 and $1,263,000, respectively.

Employees

As of December 31, 2010, the Company had 64 full-time employees and three part-time employees on staff.  Of the 64 full-time employees, two are executives, four are administrative personnel, four are in sales, 12 are in customer support, 16 operate the monitoring center, two are in technology services, 16 are in operations and 11 are in engineering and development.

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

Budgetary issues faced by government agencies could adversely impact our future revenue.

Our revenues are primarily derived from contracts with state, local and county government agencies in the United States.  Many of these government agencies are experiencing budget deficits and may continue to do so.  As a result, the amount spent by the Company’s current clients on equipment and services supplied by the Company may be reduced or grow at rates slower than anticipated and it may be more difficult to attract additional government clients for the Company’s equipment and services.  In addition, since 2009, the industry has experienced a general decline in the average daily lease rate for GPS tracking units. As a result of these factors, our ability to maintain or increase our revenues may be negatively affected.

We have incurred significant losses and expect losses to continue.

Our revenues have not been sufficient to cover our cost of operations and other expenses, and we have yet to establish profitable operations.  We incurred net losses of $1,007,000 and $1,923,000 for the years ended December 31, 2010 and 2009 respectively.   As a result, on December 31, 2010, the Company is reporting an accumulated deficit of $81,093,000.  There is no assurance that we will be able to increase our revenues or manage our operating expenses so that our revenues will be sufficient to cover our operating expenses or that we will achieve profitability in the future.

We have incurred a substantial amount of secured debt and may not have enough cash to repay it at maturity.

As of December 31, 2010 we have borrowed a total of $14,891,000, under a Credit and Security Agreement with Crestpark LP, Inc (“Crestpark”), an affiliate of our controlling shareholder.  This debt is split into two tranches – a fixed tranche of $9,891,000 bearing interest at 9.5% and a floating tranche of $5,000,000 bearing interest at prime plus 2%.  The fixed tranche along with all applicable accrued interest will be due and payable on January 1, 2015.  With respect to the floating tranche, interest is payable quarterly.  In addition, quarterly principal payments of $125,000 are due beginning March 31, 2012. Additional borrowings at December 31, 2010 from Crestpark include $643,000 under a separate revolving credit agreement of $1,469,000 which is due and payable January 1, 2015.

The borrowings under the revolving credit agreement are unsecured.  All other borrowings under these credit facilities are secured by a first priority security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing LLC.    To the extent that the Company is not able to retain sufficient cash flow from operations to repay principal and interest on these loans,   we will need to refinance the loans through additional debt or equity financings.  There is no assurance that the Company will be able to generate sufficient cash flow from operations to service these loans and there is no assurance that we will be able to refinance them or otherwise raise capital in order to repay all amounts that will be due and payable on the loans.  If we cannot repay all principal and interest on the loans as due, we will be subject to all of the remedies available to the lender upon default, including foreclosure of virtually all of our assets.  It is unlikely that the holders of our common stock would recover any of their investment if that were to occur.

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

Our services rely on signals from GPS satellites built and maintained by the U.S. Department of Defense.  GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage.  If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our services may cease and customer satisfaction would suffer.  In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of the satellites.  Furthermore, because of increasing commercial applications of the GPS satellites, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals in the future.  If the foregoing factors affect the availability and pricing of GPS technology, our business will suffer.  GPS technology is also dependent on the use of radio frequency spectrum.  An international organization known as the International Telecommunications Union controls the assignment of spectrum.  If the International Telecommunications Union reallocates radio frequency spectrum, our services may become less useful or less reliable.  This would, in turn, harm our business.  In addition, emissions from mobile satellites and other equipment using other frequency bands may adversely affect the utility and reliability of our services.

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

We have issued a large number of dilutive instruments to holders of preferred stock and employees and issuance of the related shares of common stock may depress the market price of our common stock.

We currently have warrants outstanding which entitle the holders thereof to acquire 680,000 shares of common stock.   An additional 6,287,000 shares of our common stock are issuable upon exercise of warrants to be issued upon exchange of our Series C 8% Exchangeable Preferred Stock (“Series C Preferred Stock”).  In addition, the holder of our Series C Preferred Stock may convert this Series C Preferred Stock into 4,783,000 shares of common stock. In addition 3,283,000 options to purchase our common stock are outstanding at December 31, 2010 in connection with stock options granted to employees. The issuance and sale of these shares is likely to result in substantial dilution to the proportionate equity interest and voting power of holders of our common stock.  The sale of these shares also has potential to cause significant downward pressure on the price of our common stock.  This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased stock.  Such an event could place further downward pressure on the price of our common stock.  This presents an opportunity for short sellers to contribute to the further decline of our stock price.  If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market.

In 2005, we issued a significant number of shares of Series C Preferred Stock as part of a refinancing transaction and the holder of these shares has the ability to acquire a majority position in our common stock and appoint a majority of our Board.

On June 27, 2005, we issued 1,000,000 shares of our Series C Preferred Stock plus warrants to acquire 3,234,000 shares of the Company’s common stock, of which 680,000 are currently outstanding, at exercise prices ranging from $2.30 to $16.50 per share.  The Series C Preferred Stock is exchangeable for 4,783,000 shares of Common Stock and warrants to acquire 6,287,000 shares of Common Stock at an exercise price of $2.30 per share.  Upon conversion of the Series C Preferred Stock into common stock, and exercise of its warrants, the holder of the Series C Preferred Stock will control a majority of the shares of our common stock.  Prior to that time, the holder of the Series C Preferred Stock has the right to appoint a majority of our Board of Directors.  In addition, each share of Series C Preferred Stock will have 11 votes on all other matters submitted to the vote of the Company’s stockholders.  Accordingly, the holder of our Series C Preferred Stock holds a majority of the voting power held by all stockholders of the Company.  If the holder of the Series C Preferred Stock exchanges its Series C Preferred Stock for shares of the Company’s common stock and exercises all of its warrants, it would own approximately 52% of the issued and outstanding shares of the Company’s common stock.

The holder of the Series C Preferred Stock is entitled to a preference payment in transactions treated as liquidations.

Upon any liquidation of the Company, which may include a merger or sale transaction, no distribution shall be made to the holders of shares of Common Stock or other stock ranking junior to the Series C Preferred Stock unless, prior thereto, the holders of shares of Series C Preferred Stock shall have received an amount per share equal to the per share Original Issue Price plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, multiplied by a factor of 105%.

A single entity controls a significant number of the voting rights of the Company.

By virtue of their voting rights associated with their ownership of the Series C Preferred Stock, Mykonos 6420 LP (“Mykonos”), an affiliate of Crestpark, has the ability to effectively control the affairs of the Company including but not limited to the election of our directors and approval or preclusion of corporate transactions. This concentration of voting rights may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support.

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

Item 2.  Properties

The Company leases approximately 11,477 square feet of office space located at 5078 South 111th Street, Omaha, Nebraska where most of the Company’s administrative, service, and other business operations are conducted.  The lease was amended on December 14, 2009 to extend the term of the lease to December 31, 2014.  The base rent for this property was $6,547 per month for 2010.  In addition to base rent, the Company pays a pro rata share of the operating expenses of the building.  The Company’s pro rata share of operating expenses on the leased premises is $2,405 per month.  In the opinion of management, the 5078 South 111th Street facility is adequate for the Company’s current and reasonably foreseeable needs.  The Company does not own any real property.

Item 3.  Legal Proceedings

The Company is not currently involved in any material pending legal proceedings but may, from time to time, be involved in ordinary routine litigation incidental to the business.

Item 4.  Reserved

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  iSECUREtrac’s common stock is listed on the OTC Bulletin Board under the trading symbol “ISEC”.  The following table sets forth the high and low sale prices for the Company’s common stock during each calendar quarter of 2009 and 2010:

Year	Quarter	High	Low
	1st	$0.45	$0.20
2009	2nd	$0.70	$0.34
	3rd	$0.80	$0.40
	4th	$0.54	$0.33
	1st	$0.72	$0.37
2010	2nd	$1.01	$0.56
	3rd	$1.30	$0.78
	4th	$1.04	$0.60

The source of the foregoing information is Bloomberg, LP Quotations and reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders.  As of December 31, 2010 there were approximately 364 stockholders of record for the Company’s common stock.

Dividends.  The Company has not declared any dividends on shares of Common Stock and has no plans to do so in the foreseeable future.

Recent Sales of Unregistered Securities.  The Company issued 12,696, 17,010 and 19,410 shares of common stock without registration under the Securities Act of 1933 during 2010, 2009 and 2008, respectively, to non-management directors as payment of director fees.  The number of shares of common stock issued in each case was based on the fair market value of the Company’s common stock as of the date of the meetings to which such fees related.  All previously unreported, unregistered issuances of common stock during 2010 are as follows:

Date		Amount of			Cash to
Issued	Title	Securities Sold	Security Holder	Description of Transaction	Company

03/01/10	Common Stock	5,000	Various Directors	Shares issued for directors' fees	N/A
07/22/10	Common Stock	2,666	Various Directors	Shares issued for directors' fees	N/A
08/02/10	Common Stock	2,000	Various Directors	Shares issued for directors' fees	N/A
11/10/10	Common Stock	3,030	Various Directors	Shares issued for directors' fees	N/A

All of the foregoing transactions of common stock were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.  All such shares are subject to restrictions on resale.

Company Purchases of its Equity Securities.  No purchases of the Company’s common stock were made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18 under the Securities Exchange Act of 1934) during 2010.

Item 6.  Selected Financial Data

Not Required for Smaller Reporting Company

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Highlights of 2010 Operations

Revenues
At the beginning of this year we indicated the following:
•	We believed that the economic conditions existing at that time had slowed the growth in established programs and negatively impacted the development and award of new programs.
•	We believed that those same economic conditions were likely to continue to make it difficult for many state, county and local governments to accurately budget their tax revenues and costs.
•	We expected a slow increase in program growth and awards of new programs throughout 2010.
•	We had observed a general decline in the average daily lease price on GPS units.

In looking back, we believe that the economic conditions did in fact slow the growth of existing programs and negatively impacted the awarding of new programs.

While the increase in established programs came later in the year than we anticipated, we did see increases in the number of units deployed during the year.  However, the net effect of the increases in units deployed was offset by the continued pressure on daily lease rates as existing contracts came up for renewal resulting in flat equipment  revenues, quarter over quarter, for 2010.

Expenses
As we have done for the last three years, management has been diligent about ensuring that all expenditures are adding value and where possible we continue to strive to reduce costs.
•	We began the year with an overall headcount of 73 and ended the year at 67 – a reduction of approximately 8%.
•	Subsequent to December 31, 2010 the Company renegotiated its contract with Verizon which will result in a lower daily charge for equipment communications in 2011.

Liquidity
During the year, management negotiated an increase of approximately $718,000 in the Company’s revolving line of credit with Crestpark LP, Inc and at December 31, 2010 extended the maturity date on all credit obligations with Crestpark LP, Inc until January 1, 2015.

Operations – Service Delivery
Throughout 2010 the Company has continued to focus on its service delivery platforms.   We have begun to see some efficiencies in certain areas as a result of this investment.  More importantly, in an effort that will continue into 2011, we are intent on expanding the capabilities of this platform to satisfy increasing customer demands for information and flexibility.

Outlook for 2011

Sex-offender legislation and the tracking of various classifications of sex-offenders has historically been a significant driver in the electronic monitoring industry.  In 2011, management expects the industry to continue to be driven by sex-offenders, but also see the following factors having a significant impact:

Prison Overcrowding and Budgetary Concerns
While the financial and economic crisis appears to be easing across the United States, management believes it will be several years before state and local budgets will derive the benefit of these apparent improvements.  Until that time, management believes that agencies will eventually look to expand electronic monitoring as a solution to overcrowding and other related budget concerns and believes that the Company is well positioned to capitalize on these opportunities.

Domestic Violence Programs

Over the past several years, there has been an increasing demand by the general public for a means of protecting domestic violence victims, and as well, a growing interest by agencies in the implementation of domestic violence programs. During this time, the technology has also advanced to the point where it is possible to provide acceptable levels of protection to domestic violence victims – especially given the unpredictable nature of these situations. The Company offers one of only two known domestic violence solutions in the industry and management believes we have the potential to emerge as an industry leader in this area.

Offender Pay Programs

 In response to budget concerns many agencies have begun to look at programs where the offender pays for all or a portion of the costs of electronic monitoring – commonly referred to as an “offender pay program”.  These programs can be effective in addressing both prison overcrowding and domestic violence, but also the more traditional sex-offender.  The Company has been, and will continue to be intent on identifying opportunities where these programs can be implemented.

Specifically for the Company, we anticipate that during the first half of 2011 equipment revenues will be down slightly as a result of a customer contract not being renewed.   Most significantly, notwithstanding the decline in revenues, due to declining debt service requirements in connection with the Company’s equipment leases, management expects the Company to return to generating positive cash flow before the end of 2011.

Summary of Financial Information
The following table provides a comparison of selected financial highlights for the years ended December 31, 2010 and 2009:

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS
Year Ended December 31, 2010 and 2009
(In thousands)
			Fav / (Unfav)
	2010	2009	Change
Revenue:
Equipment revenue	$9,874	$11,124	$(1,250)
Services revenue	483	461	22
Royalty revenue	283	754	(471)
Total revenue	10,640	12,339	(1,699)
Costs of revenue	3,496	4,600	1,104
Gross profit margin	7,144	7,739	(595)
Gross profit margin %*	67.1%	62.7%

Research and development expenses (R&D)	1,120	1,263	143
Sales, general and administrative expenses (SG&A)	5,736	7,187	1,451
Total R&D and SG&A	6,856	8,450	1,594
Operating income (loss)	288	(711)	999
Interest expense, net	(1,295)	(1,212)	(83)
Net loss	$(1,007)	$(1,923)	$916
Preferred stock dividends and accretion	(1,443)	(1,347)	(96)
Net loss available to common stockholders	$(2,450)	$(3,270)	$820
* Gross proft margin percentage = Gross Profit Margin / Total Revenue

Quarterly Highlights
In addition to the annual statements of operation presented above, the following tables of selected quarterly financial and non-financial data is important in understanding the Company’s results of operation for the year ended December 31, 2010 and the operating trends going into 2011.

CONDENSED CONSOLIDATED QUARTERLY  FINANCIAL HIGHLIGHTS
Quarterly Trend
(In Thousands)

	Mar 31 2010	Jun 30 2010	Sept 30 2010	Dec 31 2010
Revenue:
Equipment leasing	$2,448	$2,482	$2,502	$2,442
Service Revenue	115	127	123	118
Royalty Revenue	125	158	-	-
Total Revenue	2,688	2,767	2,625	2,560

Costs of Revenue	954	803	829	910

Gross profit margin	1,734	1,964	1,796	1,650
Gross profit margin %*	64.5%	71.0%	68.4%	64.5%

Research & Development (R&D)	314	295	286	225

Selling General & Admin (SG&A)	1,542	1,515	1,413	1,266
Subtotal R&D and SG&A	1,856	1,810	1,699	1,491

Operating Income (Loss)	$(122)	$154	$97	$159

Total Full-Time Employees at Quarter End	71	71	67	67
* Gross proft margin percentage = Gross Profit Margin / Total Revenue

CONDENSED CONSOLIDATED QUARTERLY FINANCIAL HIGHLIGHTS
Quarterly Trend
(In Thousands)

Cash Flows From Operating Activities	Mar 31 2010	Jun 30 2010	Sept 30 2010	Dec 31 2010

Net loss	$(446)	$(174)	$(230)	$(157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	494	185	262	259
Stock based compensation	48	34	35	74
Provision for Doubtful Accounts	-	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	192	(195)	(154)	317
Inventories	8	57	(19)	15
Prepaid expenses	(28)	27	(59)	18
Accounts payable	(31)	(17)	105	(162)
Accrued expenses	(397)	(288)	(35)	(160)
Deferred revenue	(9)	(15)	(1)	(1)
Accrued interest payable	215	205	201	146

Net cash provided by (used in) operating activities	46	(181)	105	349

Adjustment for payment of royalty expenses for comparative purposes	508	-	-	-

Adjusted Net cash provided by (used in) operating activities	554	(181)	105	349

Principal payments on long-term debt	(421)	(433)	(436)	(433)

Adjusted Net cash provided by (used in) operating activities less principal payments on long-term debt	$133	$(614)	$(331)	$(84)

For the year ended December 31, 2010 compared to the year ended December 31, 2009

Revenue

Equipment Revenue
Equipment revenue consists of the daily leasing of electronic monitoring equipment and periodic charges for lost or damaged equipment.  For year ended December 31, 2010 the Company reported equipment revenue of $9,874,000 compared with $11,124,000 for 2009 which represents decreases of approximately 11.2%.

Approximately 80% of the decline in equipment revenue is attributable to a decline in daily lease rates on GPS equipment, off-set by an increase of approximately 9.4% in the number of units deployed.  The remaining decline in equipment revenue is attributable to a 35% decline in visual breath alcohol units deployed in comparison to the same period of the prior year.

Service Revenue
Service revenue consists of daily charges for Monitoring Center Intervention, in connection with the leasing of GPS equipment outlined above. For the year ended December 31, 2010 the Company reported service revenue of $483,000, an increase of 4.8% over the $461,000 reported in 2009.

The increase in service revenue is the net result of an increase in the number of units subject to Monitoring Center Intervention offset by a decline in the average daily price per unit.

Royalty Revenue
Royalty revenue reported by the Company for the year ended December 31, 2010 was $283,000, a decrease of $471,000 from the $754,000 reported in 2009.

The Company earned royalty revenues, which are paid annually by March 31st of each year, under a Patent License Agreement with Satellite Tracking of People, L.L.C. (STOP) which grants STOP a license to utilize specific technology that is patented by the Company.  The Company earned a royalty equal to 2.5% of STOP’s revenue utilizing this technology.

As of June 30, 2010, the Company had earned the maximum amount of royalties it can earn under the STOP Patent License Agreement. Accordingly, the Company expects no future royalty revenue to be recognized.  The Company has a remaining receivable of approximately $210,000 due in March 2011.

Cost of Revenue
Cost of Revenue represents all direct costs related to delivery of monitoring equipment including amortization of the acquisition costs, repairs and maintenance of the monitoring equipment, transportation costs, communication costs associated with the equipment, as well as costs to upgrade existing units for advancements in technology.

Cost of revenue for the year ended December 31, 2010 were $3,496,000, a decrease of $1,104,000 from $4,600,000 reported in 2009.

The decrease in cost of revenue is the net result of the following changes:
•	$713,000 decrease in the depreciation, of which $608,000 is attributed to the lengthening in estimated useful life effected during the three months ended June 30, 2010
•	$414,000 decrease in royalty costs as a result of the Pro Tech licensing settlement reached in the fourth quarter of 2009 which resulted in no royalty costs being reported for 2010
•	$94,000 decrease in various other costs including communication costs, repairs, and shipping
•	$117,000 increase in the costs of sub-contracted services and equipment which are revenue producing to the Company

In December 2009 the Company and Pro Tech Monitoring, Inc. reached substantial agreement over a Confidential Patent License Agreement ("Patent License Agreement") under which the Company was granted a limited license to provide the applicable technology to specific customers.  In addition, the Patent License Agreement fixed the amount of all royalties due Pro Tech for the limited license under the Patent License Agreement and all royalties due under the November 27, 2007 Confidential Settlement Agreement at $650,000, of which, approximately $142,000 was paid prior to December 31, 2009 with the balance being reflected in Accrued Expenses on the balance sheet of the Company at December 31, 2009.  The Patent License Agreement was entered into effective March 1, 2010 on substantially the same terms as agreed upon in December 2009 with the final payment being made to Pro Tech on March 4, 2010.

Gross Profit Margin
The net effect of the $1,699,000 decrease in revenues offset by the $1,104,000 decrease in cost of revenues is a decrease in the Company’s gross profit margin of $595,000.  Gross profit margin, as a percentage of total revenue, improved to 67.1% in 2010 from 62.7 % in 2009, largely as a result of the lengthening in estimated useful life effected during the three months ended June 30, 2010.

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

The Company is currently in the process of redesigning several major software systems and, in accordance with standards, has capitalized certain payroll and related costs associated with the development of the applications.  In addition, during December 31, 2009, the Company capitalized costs related to improvements in the System 5000 equipment.

The following table depicts the activity in Research & Development during the years ended 2010 and 2009.

	2010	2009
Gross Research & Development Costs	$1,259,000	$1,421,000
Less:
Costs capitalized in accordance with sofware improvements	139,000	83,000
Costs capitalized in connection with System 5000 improvements	-	75,000
Research & Development Costs expensed in the Consolidated Statement of Operations	$1,120,000	$1,263,000

Future R&D expenses are expected to fluctuate as a result of open positions and subsequent staffing as well the amount of capitalization of certain payroll costs in connection with projects that qualify for capitalization.

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

For the year ended December 31, 2010, SG&A expenses decreased $1,451,000 to $5,736,000 from $7,187,000 incurred in 2009.  Significant components of the decrease in SG&A expense from 2009 to 2010 are highlighted below:
•
$941,000 reduction in personnel related expenses including salaries, benefits, consultants, recruiting, and travel due to the decrease in staffing levels related to sales, administrative,  customer support and the monitoring center.

•	$224,000 reduction in bad debt expense
•	$148,000 reduction in stock option expense
•	$138,000 reduction in professional fees
•	$52,000 reduction in depreciation expense
•	$33,000 increase in investor relations expenses
•	$19,000 increase in other operating expenses

Looking forward, management expects Operating Expenses which include SG&A and R&D to continue near the levels incurred during mid-2010.

Interest Expense, Net
Net interest expense represents the total interest expense incurred by the Company  in connection with its borrowings from Crestpark, LP Inc. (“Crestpark”) and AHK Leasing LLC (“AHK”) reduced by the interest income earned by the Company during the year.  The net interest expense increased $83,000 from $1,212,000 in 2009 to $1,295,000 in 2010.  The increase is attributable to additional borrowings under the credit facilities with Crestpark.

In 2011, management expects that interest expense in connection with equipment financing will decrease while interest in connection with borrowings under the Revolving Line of Credit will increase. Overall we expect net interest expense to continue at or above the current levels.

Net Loss
The Company’s net loss for 2010 was $1,007,000 a decrease of $916,000 from the $1,923,000, reported in 2009 for the reasons described herein.

Preferred Stock Dividends and Accretion
For the year ended December 31, 2010, preferred stock dividends and accretion totaled $1,443,000 as compared to $1,347,000 for 2009.  This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock.  The Series C Exchangeable Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Liquidity and Capital Resources

For the year ended December 31, 2010, the Company generated $319,000 of cash in operating activities, used $458,000 in investing activities and $492,000 in financing activities.  The total of all cash flow activities in 2010 resulted in a decrease in the balance of cash of $631,000.

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

AHK:

AHK, a company controlled by three stockholders, one of which is a current director has indicated that they expect to continue to provide lease financing for our monitoring equipment purchases during 2011.  Through sale-leaseback arrangements, the Company sells the inventory to AHK and then leases the equipment back.  All capital leases are treated as financing transactions with interest rates ranging from 9.50% to 12.50% per annum.  At December 31, 2010, these capital leases had final lease payments due between January 2011 and July 2013.   As of December 31, 2010, the aggregate balance on the capital leases totaled $1,560,000 of which $1,185,000 is current and the balance of $375,000 is classified as long-term debt. The Company made principal payments on capital leases with AHK totaling $1,723,000 and $1,702,000 during 2010 and 2009, respectively.

Crestpark:

The Company has a $1,469,000 Revolving Line of Credit with Crestpark for its working capital needs.  The Revolving Line of Credit has a term ending on January 1, 2015, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum.  The Company is also required to pay Crestpark a fee of 0.25% per annum on the average daily unused amount of the Revolving Line of Credit. The Company had a net increase in borrowings on the Revolving Line of Credit of $293,000 in 2010 and $150,000 in 2009.  As of December 31, 2010, the Company had $643,000 outstanding under the Revolving Line of Credit and $826,000 available.

By the end of 2010, the Company was incurring approximately $185,000 in recurring monthly costs of revenues and $500,000 in recurring monthly operating expenses, excluding non-cash expenses such as the provision for doubtful accounts, depreciation and amortization of stock options.  The majority of the recurring monthly operating expenses consisted of salaries, wages, payroll taxes, health insurance and other employee benefits.  In addition to these recurring monthly operating expenses, the Company’s other principal uses of cash are the payment of other recurring monthly operating expenses, the acquisition of monitoring equipment and the changes in working capital.  In general, the Company meets its liquidity needs from its current revenues, existing cash and cash equivalents (including the proceeds of the additional borrowings from Crestpark, as described above), and through capital leasing arrangements.  As of December 31, 2010, the Company had $89,000 in cash and cash equivalents however in the interest of eliminating unnecessary interest expense, the Company limits its borrowings on the Revolving Line of Credit to amounts required in the following 10 – 15 days.

The Company believes that its current working capital combined with the amounts available for additional working capital via the Revolving Line of Credit with Crestpark and through lease financing for its monitoring equipment through AHK are sufficient to meet its liquidity needs through 2011.

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

Multiple Element Arrangements – The majority of the Company’s revenue transactions do not have multiple elements.  On occasion, the Company has revenue transactions that have multiple elements (such as product sales and monitoring services).  For revenue arrangements that have multiple elements, the Company considers whether: (i) the delivered devices have standalone value to the customer; (ii) there is objective and reliable evidence of the fair value of the undelivered monitoring services, which is generally determined by surveying the price of competitors’ comparable monitoring services; and (iii) the customer does not have a general right of return.  Based on these criteria, the Company recognizes revenue from the sale of devices separately from the monitoring services to be provided to the customer.

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

Research and Development Expenses
Except to the extent that research and development costs meet the requirements for capitalization, the Company expenses research and development expenses as incurred.

Impairment of Long-Lived Assets
The Company evaluates goodwill for impairment on an annual basis.  The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  These computations utilize judgments and assumptions inherent in management’s estimate of future undiscounted and discounted cash flows to determine recoverability of these assets.  If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss.  The Company recorded no impairment charges for the years ended December 31, 2010 and December 31, 2009.

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
iSECUREtrac Corp. and Subsidiary
Consolidated Financial Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
iSECUREtrac Corp.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of iSECUREtrac Corp. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.    The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iSECUREtrac Corp. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen LLP
Kansas City, Missouri
March 16, 2011

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$88,956	$719,662
Accounts receivable, net of allowance for doubtful accounts of $470,998 in 2010 and $666,630 in 2009	1,717,235	1,877,330
Inventories	223,629	284,838
Prepaid expenses and other	158,749	115,004
Total current assets	2,188,569	2,996,834
Leasehold improvements and equipment, net of accumulated depreciation of $12,428,434 in 2010 and $11,228,684 in 2009	3,719,361	4,461,466
Goodwill	2,302,179	2,302,179
Other assets	68,059	69,889
Total assets	$8,278,168	$9,830,368
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$449,414	$554,592
Accrued expenses	298,009	1,177,666
Revolving line of credit	642,886	350,000
Equipment term loan	-	280,000
Current maturities of long-term debt	1,185,254	1,674,221
Deferred revenues	71,024	96,937
Total current liabilities	2,646,587	4,133,416
Long-term debt, less current maturities, including accrued interest on long-term debt	15,266,221	14,555,564
Total liabilities	17,912,808	18,688,980
Redeemable convertible Series C preferred stock	15,896,210	14,453,227
Commitments and contingency
Stockholders' deficit
Common stock	10,928	10,816
Additional paid-in capital	55,551,402	55,516,568
Accumulated deficit	(81,093,180)	(78,839,223)
Total stockholders' deficit	(25,530,850)	(23,311,839)
Total liabilities and stockholders' deficit	$8,278,168	$9,830,368

See Notes to Consolidated Financial Statements.

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	2010	2009
Revenue:
Equipment leasing & hosting	$9,749,671	$10,958,294
Administrative, field & support service revenues	482,881	460,670
Equipment sales	124,316	165,618
Royalty	282,815	754,405
Total revenue	10,639,683	12,338,987
Operating expenses:
Cost of revenue	3,495,918	4,599,864
Research and development	1,120,293	1,263,148
Sales, general and administrative	5,736,213	7,187,031
Total operating expenses	10,352,424	13,050,043
Operating income (loss)	287,259	(711,056)
Other income (expense):
Interest income	7	652
Interest expense	(1,294,699)	(1,212,559)
Total other expense	(1,294,692)	(1,211,907)
Loss before provision for income taxes	(1,007,433)	(1,922,963)
Provision for income taxes	-	-
Net loss	$(1,007,433)	$(1,922,963)
Preferred stock dividends and accretion	(1,442,983)	(1,346,822)
Net loss available to common stockholders	$(2,450,416)	$(3,269,785)
Basic and diluted loss per common share	$(0.23)	$(0.30)
Weighted average shares of common stock outstanding	10,868,372	10,807,963

See Notes to Consolidated Financial Statements.

iSECUREtrac Corp. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008	10,799,090	$10,799	$55,369,880	$(75,762,071)	$(20,381,392)
Shares issued for directors' fees	17,010	17	7,983	-	8,000
Shares issued upon exercise of options	-	-	162	-	162
Stock based compensation	-	-	331,175	-	331,175
Series C preferred stock dividends	-	-	-	(1,154,189)	(1,154,189)
Accretion to redemption value of preferred stock	-	-	(192,632)	-	(192,632)
Net loss	-	-	-	(1,922,963)	(1,922,963)
Balance, December 31, 2009	10,816,100	$10,816	$55,516,568	$(78,839,223)	$(23,311,839)
Shares issued for directors' fees	12,696	13	7,987	-	8,000
Shares issued upon exercise of options	98,655	99	40,226	-	40,325
Stock based compensation	-	-	183,080	-	183,080
Series C preferred stock dividends	-	-	-	(1,246,524)	(1,246,524)
Accretion to redemption value of preferred stock	-	-	(196,459)	-	(196,459)
Net loss	-	-	-	(1,007,433)	(1,007,433)
Balance, December 31, 2010	10,927,451	$10,928	$55,551,402	$(81,093,180)	$(25,530,850)

See Notes to Consolidated Financial Statements.

iSECUREtrac CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
Cash Flows From Operating Activities
Net loss	$(1,007,433)	$(1,922,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,199,750	2,122,701
Stock based compensation	191,080	339,175
Provision for doubtful accounts	-	204,077
Changes in operating assets and liabilities:
Accounts receivable	160,095	364,098
Inventories	61,209	(91,018)
Prepaid expenses and other assets	(41,915)	(30,780)
Accounts payable	(105,178)	151,193
Accrued expenses	(879,657)	653,327
Deferred revenues	(25,913)	(202,611)
Accrued interest payable	766,832	652,767
Net cash provided by operating activities	318,870	2,239,966
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(193,743)	(2,175,783)
Capitalization of software development costs	(263,902)	(146,175)
Net cash used in investing activities	(457,645)	(2,321,958)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	360,000	2,000,000
Proceeds from revolving line of credit, net	292,886	(150,000)
Proceeds from equipment term loan	538,000	230,000
Principal payments on long-term debt	(1,723,142)	(1,701,869)
Proceeds from the exercise of options and warrants	40,325	162
Net cash provided by (used in) financing activities	(491,931)	378,293
Increase (Decrease) in cash	(630,706)	296,301
Cash at beginning of period	719,662	423,361
Cash at end of period	$88,956	$719,662

Supplemental Non-cash Disclosure
Accrued interest payable of $2,195,611 capitalized into long-term debt in connection with the December 31, 2010 amendment to the Credit and Security Note with Crestpark LP, Inc as described in Note 5.

Short-term Equipment Term Loan of $818,000 capitalized into long-term debt in connection with the December 31, 2010 amendment to the Credit and Security Note with Crestpark LP, Inc as described in Note 5.

See Notes to Consolidated Financial Statements.

iSECUREtrac CORP AND SUBSIDIARY
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

Significant Accounting Policies

Principles of consolidation:  The consolidated financial statements include the accounts of iSECUREtrac and its wholly-owned subsidiary, iSt Services, Inc., formed September 25, 2002. All material intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification:  Certain amounts in the prior years’ financial statements and footnotes have been reclassified to conform to the current year presentation.

Cash and cash equivalents:  For financial statement purposes, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The carrying value of these investments approximates fair value due to the nature of the maturity period.

Trade accounts receivable:  Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded when received.  The Company offers credit terms to select customers of up to 45 days.  Additionally, the Company reserves the right to assess finance charges on delinquent accounts where such charges are permitted.  Accounts are considered delinquent after 45 days.  There was $0 and $223,656 of bad debt expense for 2010 and 2009, respectively.

Inventories:  Inventories consist of repair parts or components that will be used in the production or repair of revenue producing equipment.  Inventories are reviewed for obsolescence on a quarterly basis.

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

During the three month period ended June 30, 2010 management lengthened the estimated useful life of certain monitoring equipment to more accurately reflect the expected life of the related assets.

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  These computations utilize judgments and assumptions inherent in management’s estimate of future undiscounted and discounted cash flows to determine recoverability of these assets.  If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss.  With respect to the Company’s long lived assets, the Company recorded no impairment charges for the years ended December 31, 2010 and 2009.

Product development:  The Company capitalizes software and hardware development costs when a product's technological feasibility has been established and ends when the product is available for general release to customers.  All software and hardware development costs are amortized on a straight-line basis over 36 months.   As of December 31, 2010, the Company had capitalized development costs of $321,207 related to the System 5000 (included within Equipment) and $523,879 related to the improvements in the functionality of our web-based software and customer-facing interfaces.  Of these amounts, $282,948 and $99,483, respectively, had been amortized through December 31, 2010.  The net value of these capitalized software and hardware development costs are included in the Leasehold improvements and equipment line of the Consolidated Balance Sheets.

Research and development expenses:  Research and development cost of $1,120,293 and $1,263,148, net of amounts capitalized, were charged to operations for the years ended December 31, 2010 and 2009, respectively.

Goodwill:  Goodwill represents the excess of purchase price paid over the net identifiable assets of the acquired business.  It is subject to annual tests for impairment, or whenever an impairment indicator is identified.  The Company has recorded no impairment charges related to goodwill for the years ended December 31, 2010 and 2009.

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

	December 31, 2010	December 31, 2009
Shares issuable upon conversion of Series C Exchangeable Preferred Stock	4,782,609	4,782,609
Warrants issuable upon conversion of Series C Exchangeable Preferred Stock	6,287,045	6,287,045
Common stock options outstanding	3,282,529	3,054,320
Common stock warrants outstanding	679,568	2,227,074

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

Royalty revenue – the Company entered into a Patent License Agreement in 2005 with Satellite Tracking of People, L.L.C.  (STOP), which grants STOP a license to utilize specific technology that is patented by the Company.  In exchange for that license the Company is entitled to receive a royalty payment from STOP equal to 2.5% of the revenue utilizing such technology, due annually by March 31 of each year, up to $1,500,000.   The Company accounts for these revenues on an accrual basis as the amounts are estimable and probable of collection.    Through December 31, 2010 the Company has earned the full $1,500,000, of which approximately $210,000 has yet to be collected.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The significant assumptions used in the Black Scholes model to estimate compensation expense are as follows:

	2010	2009
Risk free interest rate	3.29%	3.60%
Expected volatility factor	81.28%	81.50%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for executives	0%	0%
Forfeitures for non-executives	3%	2%

The risk-free interest rate is determined on the date the grant is issued.  This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of 3.5 years to 6.5 years.  Expected volatilities are based upon looking back at historical stock prices over the expected option term.

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

The Company recorded pre-tax compensation expense for stock options issued to its employees of $183,080 and $331,175 for the years ended December 31, 2010 and 2009, respectively.  The Company has recorded a full valuation allowance on deferred tax assets and, therefore, no tax benefit is recognized.

The fair value of stock warrants issued to non-employees is also accounted for using ASC 718.  Related compensation expense is charged to income when incurred.

Advertising costs:  Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2010 and 2009 was $10,235 and $13,355, respectively.

Uncertain Tax Positions.  The Company accounts for all income taxes in accordance with ASC 740 – Income Taxes which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position.  There are no unrecognized tax benefits in the Company’s financial statements as of December 31, 2010 and 2009.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.  As of December 31, 2010, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Recent Accounting Pronouncements:

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition(ASC 605):Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010. Vendors often provide multiple products and/or services to their customers as part of a single arrangement.  These deliverables may be provided at different points in time or over different time periods.  The existing guidance regarding how and whether to separate these deliverables and how to allocate the overall arrangement consideration to each was originally captured in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is now codified at ASC 605-25, Revenue Recognition - Multiple-Element Arrangements.  The issuance of ASU 2009-13 amends ASC 605-25 and represents a significant shift from the existing guidance that was considered abuse-preventative and heavily geared toward ensuring that revenue recognition was not accelerated.  The application of this new guidance is expected to result in accounting for multiple-deliverable revenue arrangements that better reflects their economics as more arrangements will be separated into individual units of accounting.  Our adoption of ASU No. 2009-13 will not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010.  ASU 2009-14 modifies the existing scope guidance in ASC 985-605, Software Revenue Recognition, for revenue arrangements with tangible products that include software elements.  This modification was made primarily due to the changes in ASC 605-25 noted previously, which further differentiated the separation and allocation guidance applicable to non-software arrangements as compared to software arrangements.  Prior to the modification of ASC 605-25, the separation and allocation guidance for software and non-software arrangements was more similar.  Under ASC 985-605, which was originally issued as AICPA Statement of Position 97-2, Software Revenue Recognition, an arrangement to sell a tangible product along with software was considered to be in its scope if the software was more than incidental to the product as a whole.  Our adoption of ASU No. 2009-14 will not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350).  This ASU modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts.  For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists.  This ASU is effective for fiscal years and interim periods beginning after December 15, 2010.  The Company has evaluated the ASU and does not believe that it will have a material impact on our consolidated financial statements.

Note 2.  Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment for the years ended December 31, 2010 and 2009 are as follows:

	2010			2009
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,074,334	$834,957	$239,377	$1,055,794	$719,639	$336,155
Leasehold improvements	173,521	98,365	75,156	249,081	176,522	72,559
Components held for future monitoring equipment builds	210,000	-	210,000	210,000	-	210,000
Software development costs	523,879	99,483	424,396	259,977	-	259,977
Monitoring equipment	14,166,061	11,395,629	2,770,432	13,915,298	10,332,523	3,582,775
Total leasehold improvements and equipment	$16,147,795	$12,428,434	$3,719,361	$15,690,150	$11,228,684	$4,461,466

The Company incurred depreciation and amortization expense of $1,199,750 and $2,103,307 for the years ended December 31, 2010 and 2009, respectively.

Note 3.  Goodwill

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year.  The Company has determined that there is no impairment of goodwill as of December 31, 2010 and 2009.

Goodwill at December 31, 2010 and 2009 was $2,302,179.

Note 4. Credit Agreements

On November 10, 2008, the Company entered into a loan agreement (the “Loan Agreement”) with Crestpark LP, Inc. (“Crestpark”) and in connection with the Loan Agreement executed two separate promissory notes.  The first note for $750,000 for working capital via a Revolving Credit Commitment and the second note for $1,750,000 for equipment financing via an Equipment Term Loan.  The Loan Agreement was subsequently amended, as disclosed in interim filings, leaving only the Revolving Credit Commitment terms in effect as outlined below as of December 31, 2010.

Revolving Credit Commitment - The proceeds of the Revolving Credit Commitment of $1,468,788 are to be used for working capital needs and are anticipated to be repaid from cash flow generated by the operations of the Company.  The Revolving Credit Commitment has a term ending on January 1, 2015, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum, payable quarterly.  The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Revolving Credit Commitment.  Interest expense to Crestpark in 2010 and 2009 was $60,181 and $70,468, respectively.  As of December 31, 2010, the Company had $642,886 outstanding under the Revolving Credit Commitment and $825,902 available, compared with $350,000 outstanding and $400,000 available as of December 31, 2009.  Amounts borrowed and repaid remain available under the Revolving Credit Commitment.

Equipment Term Loan - The proceeds of the $1,750,000 Equipment Term Loan were to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients.  It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time.  At Crestpark’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms.  The Equipment Term Loan had a term ending January 1, 2012, bears interest at a fixed rate of 12% per annum and was secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan.  The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan.  Interest expense to Crestpark in 2010 and 2009 was $95,039 and $13,033 respectively.  The outstanding principal balance on the Equipment Term Loan of $818,000 was capitalized into the new note payable under the Credit and Security Agreement, as amended December 31, 2010 and the Equipment Term Loan was terminated.

Crestpark is an affiliate of Mykonos 6420 LP (“Mykonos”).  As the sole holder of the Company’s Series C Preferred Stock 8% Cumulative Compounding Exchangeable Preferred Stock, Mykonos has the right to elect a majority of the Company’s Board of Directors.  The terms of the loan were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Note 5.  Long-Term Debt and Lease Obligations

The Company had the following long-term debt at December 31, 2010 and 2009:

	2010	2009
Long-Term Debt
Crestpark LP, Inc
One secured note payable in the amount of $11,877,475 maturing on January 1, 2012
Fixed Tranche ~ with an interest rate of 9% effective November 4, 2009 and 7% prior to that date	$-	$6,455,250
Floating Tranche ~ with an interest rate of 2% over prime (5.25% at September 30, 2010)	-	5,422,225
One secured note payable in the amount of $14,891,086 maturing on January 1, 2015
Fixed Tranche ~ with an interest rate of 9.5% effective December 31, 2010	9,891,086	-
Floating Tranche ~ with an interest rate of 2% over prime (5.25% at December 31, 2010)	5,000,000	-
Crestpark LP, Inc Total	$14,891,086	$11,877,475
AHK Leasing, LLC
Thirteen separate capital leases with related parties that are carrying interest rates at 9.50% to 11.25% and maturing March 2011 to September 2013	1,560,389	2,923,532
Total long term debt	$16,451,475	$14,801,007
Less current maturities	(1,185,254)	(1,674,221)
Total long-term debt less current maturities	$15,266,221	$13,126,786
Accrued interest on long-term debt related to the note payable to Crestpark LP, Inc	-	1,428,778
Total long-term debt less current maturities, including accrued interest on long-term debt	15,266,221	14,555,564

Crestpark LP, Inc.
On December 31, 2010, the parties executed an amendment to the Credit and Security Note.  Under the terms of this amendment, the outstanding principal balance on the Equipment Term Loan of $818,000 plus all interest accrued through December 31, 2010 ($2,195,611) and the outstanding note payable of $11,877,475 were capitalized into the new note payable in the amount of $14,891,086, due January 1, 2015.

As of December 31, 2010, the Company had outstanding a Note Payable (“Note”) with Crestpark for $14,891,086 under a Credit and Security Agreement originally dated December 18, 2007 and subsequently amended.   Outstanding borrowings are due and payable on the earlier of (i) January 1, 2015 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Note, plus all accrued but unpaid interest.  The Company may prepay the Note at any time without premium or penalty.

The Note provides, among other things, that $9,891,086 (the “Fixed Tranche”) of the borrowings thereunder shall bear interest at 9.5% per annum and that such interest will be due and payable at maturity of the Note.  The remaining $5,000,000 of borrowings (the “Floating Tranche”) under the Note will bear interest at a floating rate equal to 2% over the prime rate (the “Base Rate”), payable quarterly beginning March 31, 2011.  In addition, quarterly principal payments of $125,000 are due beginning March 31, 2012.

As of December 31, 2009, the Company had outstanding a Note Payable (“Note”) with Crestpark LP, Inc (“Crestpark”),   for $11,877,475 under a Credit and Security Agreement originally dated December 18, 2007 and subsequently amended. Outstanding borrowings are due and payable on the earlier of (i) January 1, 2012 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Note, plus all accrued but unpaid interest.  The Company may prepay the Note at any time without premium or penalty.  The Note provides, among other things, that $6,455,250 (the “Fixed Tranche”) of the borrowings thereunder shall bear interest at 9.0% per annum, compounded annually,  and that such interest will be due and payable at maturity of the Note.  The remaining $5,422,225 of borrowings (the “Floating Tranche”) under the Note will bear interest at a floating rate equal to 2% over the prime rate (the “Base Rate”).  The portion of the interest on the Floating Tranche determined by the Base Rate will be compounded annually, but payable at maturity, but the remaining portion of the interest representing the 2% premium over the Base Rate will be payable monthly.

The borrowings under the Note are secured by a first priority security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing LLC under its sale leaseback arrangements.

Crestpark is an affiliate of Mykonos 6420 LP (“Mykonos”).  As the sole holder of the Company’s Series C 8% Cumulative Compounding Exchangeable Preferred Stock, Mykonos has the right to elect a majority of the Company's Board of Directors.  The terms of the Loan and subsequent amendments were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Capital Leases - AHK Leasing, LLC
AHK Leasing, LLC (“AHK”) is a company controlled by three stockholders, one of which is a current director, which lent the Company money to acquire revenue producing equipment.  These loans were in the form of capital leases with 36 month terms and bearing interest at a rate of 9.50% to 11.25% per annum and mature between March 2011 and September 2013.   There was no accrued interest payable to AHK at December 31, 2010.

Total interest expense, including unused commitment fees, for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
AHK interest on long-term debt	$245,490	$341,392

Crestpark LP interest on long-term debt	876,293	765,870

Crestpark LP credit agreements	155,710	83,501

Other	17,205	21,797
Total interest expense	$1,294,699	$1,212,559

Interest expense paid during 2010 and 2009 was $401,200 and $424,893, respectively.

The carrying value of the secured note payable to Crestpark and the capital leases with AHK approximates their fair value in each case due to the short-term nature of the borrowings and, in the case of the capital leases, a guarantee from a stockholder.

The following is a schedule of aggregate debt maturities, including lease related obligations, due in future years as of December 31, 2010:

	Operating	Capital Leases	Revolving	Long-term debt
	Lease	Related Party	Line of Credit	Note Payable
2011	$81,360	$1,285,176	$-	$-

2012	82,988	318,427	-	500,000

2013	84,647	80,088	-	500,000

2014	86,340	-	-	500,000

2015	-	-	642,886	13,391,086

Total	$335,335	$1,683,691	$642,886	$14,891,086
Less the amount representing interest	-	(123,302)	-	-
Approximate present value of minimum lease payments	$335,335	$1,560,389	$642,886	$14,891,086

The cost and accumulated depreciation of assets acquired under capital leases is as follows:

	2010	2009
Equipment	$5,105,890	$5,451,873
Less accumulated depreciation	(2,684,623)	(2,280,734)
Total	$2,421,267	$3,171,139

The Company has a noncancelable operating lease for its facility in Omaha, Nebraska and an operating lease for office equipment, as outlined above.  The total rent expense under the operating leases was $90,694 and $106,225 for the years ended December 31, 2010 and 2009, respectively.

Note 6.  Common Stock, Stock Options, Warrants and Benefit Plan

Common Stock

In 2010 and 2009, the Company issued 12,696 and 17,010 shares of common stock, respectively, to non-management directors in lieu of director fees.  The number of shares of common stock issued, in each case was based on the fair value of the Company’s common stock as of the date of the meetings to which such fees related.  Expense related to these director’s fees totaled $8,000 for each of the years ended December 31, 2010, and 2009.

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

Non-Plan Stock Options

In 2004 and prior, the Company has granted options to purchase common stock outside of the 2001 Plan and 2006 Plan to various executive officers pursuant to the terms of their employment agreements.  These options have exercise prices ranging from $2.30 to $3.15 per share and have terms expiring through April 30, 2014.  These options vest on a monthly basis over two year periods from their grant date.

The options granted, exercised, forfeited and outstanding under the various Plans for the years ended December 31, 2010 and 2009 are detailed as follows:

	2006 Omnibus Plan		2001 Omnibus Plan		Non-Stock Option Plan		Total Stock Option
	2010	2009	2010	2009	2010	2009	2010	2009
Options outstanding at beginning of year	2,287,302	1,760,583	47,000	72,525	720,018	901,268	3,054,320	2,734,376

Granted	693,000	651,250	-	-	-	-	693,000	651,250

Excercised	(98,363)	(292)	-	-	-	-	(98,363)	(292)

Forfeited	(249,303)	(124,239)	(16,125)	(25,525)	(101,000)	(181,250)	(366,428)	(331,014)

Options outstanding at end of year	2,632,636	2,287,302	30,875	47,000	619,018	720,018	3,282,529	3,054,320

A summary of employee stock option activity during the years ended December 31, 2010, and 2009, is as follows:

	For the Year Ended December 31,2010		For the Year Ended December 31,2009
		Weighted Average		Weighted Average
Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,054,320	$1.32	2,734,376	$1.59
Granted	693,000	1.02	651,250	0.45
Exercised	(98,363)	0.41	(292)	0.56
Forfeited	(366,428)	1.13	(331,014)	1.78
Outstanding at end of year	3,282,529	$1.31	3,054,320	$1.32
Exercisable at end of year	2,439,528	$1.46	2,188,700	$1.69

Weighted-average fair value for options granted during the year	693,000	$0.68	651,250	$0.30

Additional information regarding options outstanding at December 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.20 to 1.00	1,441,218	8.0 years	$0.48	1,158,134	$0.47
$1.01 to 2.00	730,563	9.0 years	$1.06	170,646	$1.13
$2.01 to 3.00	985,331	3.5 years	2.47	985,331	2.47
$3.01 to 4.00	125,418	0.4 years	3.09	125,418	3.09
Totals	3,282,529	7.1 years	$1.31	2,439,529	$1.46

98,363 stock options were exercised during 2010, which resulted in gross proceeds to the Company of $40,325.

As of December 31, 2010, there was approximately $490,456 of total unrecognized compensation costs related to non-vested share based compensation agreements granted to the Company’s executives and employees.   The weighted average period in which the unrecognized compensation costs will be recognized into income is 1.63 years.

Common Stock Warrants

Warrants to purchase shares of common stock were granted, exercised, forfeited and outstanding at December 31, 2010 and 2009 as follows:

Warrants (b)	Non-Related Party	Related Party (a)	Total	Weighted Average Exercise Price
Outstanding and excercisable at December 31, 2008	1,212,156	2,332,379	3,544,535	$3.65
Granted	-	-	-	-
Excercised	-	-	-	-
Forfeited	(1,212,156)	(105,292)	(1,317,448)	$4.10
Outstanding and excercisable at December 31, 2009	-	2,227,087	2,227,087	$3.38
Granted	-	-	-	-
Excercised	-	-	-	-
Forfeited	-	(1,547,519)	(1,547,519)	$3.70
Outstanding and excercisable at December 31, 2010	-	679,568	679,568	$2.63

(a) Held by Mykonos 6420 LP
(b) Does not include 6,287,045 warrants issued to Mykonos 6420 LP in connection with the Convertible Preferred Stock

A further summary about warrants outstanding at December 31, 2010, is as follows:

	Number Outstanding	Weighted Average	Weighted Average
Range of Exercise Prices	and Exercisable	Remaining Life	Exercise Price
$2.00 to 3.00	554,150	1.45 years	$2.53
$3.01 to 4.00	125,418	0.39 years	3.09
Total	679,568	1.25 years	$2.63

Benefit Plan

The “iSECUREtrac Corporation Retirement Plan” offers all regular full-time employees, 21 years of age and older, to participate in a 401k savings plan.  The plan offers either a pre-tax contribution option or the Roth, after-tax contribution option.   iSECUREtrac provides a match of 25% up to 10% of the employee’s contribution, with a maximum match of $2,500.  The employer contribution vests over a 4-year graded schedule.  The total expense related to the plan was $31,482 and $39,192 for the years ended December 31, 2010 and 2009, respectively.

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

The Series C Preferred Stock is redeemable on the tenth anniversary of the original issue date.  The redemption price per share of the Series C Preferred Stock will equal the per share original issue price ($11.00 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  At the date of issuance, the proceeds of $11 million were allocated between the Series C Preferred Stock and the value of the warrants, creating an original discount of $2 million on the Preferred Stock.  The interest method will be utilized to accrete the carrying amount of the Series C Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion is charged to Additional Paid-In Capital.

As of December 31, 2010, the Company had accrued Series C Preferred Stock dividends totaling $5,828,079 and accretion to redemption value of the Series C Preferred Stock totaling $1,049,051.  Of these amounts, $1,246,524 and $196,459, respectively, were the amounts accrued and accreted in 2010.

Upon any liquidation of the Company, which may include a merger or sale transaction, no distribution shall be made to the holders of shares of Common Stock or other stock ranking junior to the Series C Preferred Stock unless, prior thereto, the holders of shares of Series C Preferred Stock shall have received an amount per share equal to the per share Original Issue Price plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, multiplied by a factor of 105%.

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

Note 8.  Income Taxes

Net deferred tax asset includes the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets (liabilities):
Net operating loss carryforward	$27,488,000	$27,089,000
Allowance for doubtful accounts	267,000	267,000
Book / tax difference in depreciable assets	121,000	81,000
Stock option expense	668,000	592,000
Accrued expenses	63,000	174,000
Deferred revenue	28,000	39,000
Subtotal	28,635,000	28,242,000
Valuation Allowance	(28,635,000)	(28,242,000)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended December 31, 2010, and 2009 due to the following:

	2010	2009
Compted Federal "expected" tax benefit	$(343,000)	$(655,000)
Increase (decrease) in income taxes resulting from:
Benefit from state taxes	(60,000)	(115,000)
Nondeductible expenses	10,000	20,000
Expiration of net operating loss carryforwards	-	-
Other timing differences	-	-
Increase (decrease) in valuation allowance	393,000	750,000
	$-	$-

As of December 31, 2010, the Company had available federal net operating loss carryforwards of approximately $69,000,000 for future tax purposes that expire from 2011 to 2028.  The Company believes that Section 382 of the Internal Revenue Code and the associated U.S. Treasury Regulations will significantly limit the amount of net operating loss carryforward that the Company will be able to utilize in any tax year.  All losses incurred prior to the Company’s change of ownership event on June 27, 2005 totaled approximately $48,000,000.  The utilization of these losses is limited (by Internal Revenue Code Section 382) to approximately $950,000 per year through 2025.

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

The Company accounts for all income taxes in accordance ASC 740 – Income Taxes which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position.  There are no unrecognized tax benefits in the Company’s financial statements as of December 31, 2010 and 2009.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. As the Company has a federal Net Operating Loss carryforward from the year ended December 31, 1995 forward, all tax years from 1995 forward are subject to examination. As states have varying carryforward periods, and the Company has recently entered into additional states, the Company is generally subject to examination by the states for the previous 15 years or less.

The Company recognizes interest accrued, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2010, the Company did not have any accrued interest or penalties.

Note 9.  Related Party Transactions

The Company has incurred debt with related parties through several lending arrangements as further described in Note 4 Credit Agreements and Note 5 Long-Term Debt and Lease Obligations.

Note 10.  Concentrations

The Company maintains cash in excess of the Federal Deposit Insurance Corporation limit of $250,000.  The Company has not experienced and does not anticipate such losses in these accounts.

The Company has one customer which accounted for 22.1% and 18.8% of its total revenues for the year ended December 31, 2010 and 2009, respectively.  The receivable balance for this customer at December 31, 2010 and 2009 was $213,313 and 178,792, respectively.

Note 11.  Legal Proceedings

The Company is not currently involved in any material pending legal proceedings but may, from time to time, be involved in ordinary routine litigation incidental to the business.

Note 12. Subsequent Events

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

Long-term debt:  Based on the borrowing rates available to the Company for bank loans with similar terms and maturities, the carrying value approximates fair value due to the refinancing at December 31, 2010.

Accounts payable and accrued expenses:  The carrying amount approximates fair value.

Redeemable Exchangeable Series C Preferred Stock:  The Company does not believe a fair value is determinable at this time based on the duration from the securities original issuance and the lack of a ready market through which the holder may liquidate such security.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on that criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The discussion under the headings “Election of Directors”, “Certain Relationships and Related Transactions”, “The Board of Directors and its Committees”, “Named Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders (the ”Proxy Statement”) are incorporated herein by reference.

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

Equity Compensation Plan Information.  Information regarding shares of the Company’s common stock under equity compensation plans and executive employment agreements maintained by the Company as of December 31, 2010 is set forth in the following table:

			Number of securities remaining
	Number of securities to be issued	Weighted average exercise price	available for future issuance
	upon exercise of outstanding	of outstanding options, warrants	under equity compensation plans
Plan category	options, warrants and rights	and rights	*
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,663,511	$0.99	367,364
Equity compensation plans not approved by security holders	619,018	$2.66	0
Total	3,282,529	$1.31	367,364

*Excludes securities reflected in column (a).

Equity compensation plans approved by security holders consist of our 2006 Omnibus Equity Incentive Plan and 2001 Omnibus Equity Incentive Plan.  The exercise prices for options issued under these plans range from $0.20 to $2.75 per share.  Equity compensation plans not approved by security holders consist of options issued to employees per their employment agreements or performance bonuses.  Exercise prices for these options range from $2.30 to $3.15 per share.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      The following documents are filed as part of this report:

1.	Financial Statements of the Company.

2.	Exhibits.

3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (13)
3.02	Restated Bylaws of the Company (1)
3.03	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (3)
3.04	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company (9)
3.05	Certificate of Designations, Preferences and Rights of Series C Exchangeable Preferred Stock of the Company (12)
4.01	Form of Common Stock Certificate (1)
10.01	License Agreement with SiRF Technology, Inc. (1)
10.02	ADT Distribution Agreement (3)
10.03	ADT Hosting Agreement (3)
10.04	Preferred Distributor Agreement with Premier Geografix LTD. (7)
10.05	Employment Agreement between the Company and David G. Vana (5)
10.06	Employment Agreement between the Company and Edward J. Sempek (5)
10.07	Employment Agreement between the Company and David G. Sempek (5)
10.08	Employment Agreement between the Company and Peter A. Michel (17)
10.09	Agreement Among Noteholders (10)
10.10	Debt Conversion between the Company and Roger Kanne (11)
10.11	Debt Conversion between the Company and Martin Halbur (11)
10.12	Debt Conversion between the Company and Kenneth Macke (11)
10.13	Debt Conversion between the Company and Buckshot Capital, LLC (11)
10.14	Business Office Lease (11)
10.15	Business Office Lease Amendment (20)
10.16	Securities Purchase Agreement (14)
10.17	Registration Rights Agreement (15)
10.18	Warrant Agreement (16)
10.19	2001 Omnibus Equity Incentive Plan (4)
10.20	2006 Omnibus Equity Incentive Plan (18)
10.21	Indemnification Agreement in favor of AHK Leasing, LLC (19)
10.22	Credit and Security Agreement in favor of Crestpark LP, Inc. (21)

10.23	First Amendment to Credit and Security Agreement in favor of Crestpark LP, Inc. (22)
10.24	Amended and Restated Promissory Note in favor of Crestpark LP, Inc. (22)
10.25	Employment Agreement between the Company and Lincoln Zehr (24)
10.26	Employment Agreement between the Company and Robert Bierman (24)
10.27	Confidential Settlement Agreement (24)
10.28	Second Amendment to Credit and Security Agreement
10.29	Third Amendment to Credit and Security Agreement
10.30	Fourth Amendment to Loan Agreement
10.31	Termination and Release Agreement
10.32	Amended and Restated Promissory Note
21.01	Subsidiaries of the Company
23	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(1)	Incorporated by reference from the registrant’s registration statement under Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).
	(2)	Not Used
	(3)	Incorporated by reference from the registrant’s registration statement under Form SB-2 filed on November 30, 2001 (Commission File No. 333-74762).
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

Dated: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Kanne *	Chairman of the Board of Directors,	March 16, 2011
Roger J. Kanne	Director

/s/ Peter A. Michel	President, Chief Executive Officer, Director	March 16, 2011
Peter A. Michel	(Principal Executive Officer)

/s/ Lincoln Zehr	Chief Financial Officer	March 16, 2011
Lincoln Zehr	(Principal Financial and Accounting Officer)

/s/ Joseph A. Ethridge *	Director	March 16, 2011
Joseph A. Ethridge

/s/ Robert W. Korba *	Director	March 16, 2011
Robert W. Korba

/s/ Ravi Nath *	Director	March 16, 2011
Ravi Nath

/s/ Derek Claybrook *	Director	March 16, 2011
Derek Claybrook

* Peter A. Michel, by signing his name hereto, signs this annual report on behalf of each person indicated. A Power-of-Attorney authorizing Peter A. Michel to sign this annual report on Form 10-K on behalf of each of the indicated Directors of iSECUREtrac Corp. has been filed herein as Exhibit 24.

By:
/s/ Peter A. Michel
Peter A. Michel
Attorney-In-Fact