Form 10-Q
period 2011-03-31
ISECURETRAC CORP
filed 2011-05-16
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)
☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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
Yes ☐      No ☒

The number of shares of issuer’s common stock outstanding as of April 25, 2011 was 10,930,117.

iSecureTrac Corp.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$564,686	$88,956
Accounts receivable, net of allowance for doubtful accounts of $524,938 in 2011 and $470,998 in 2010	1,474,043	1,717,235
Inventories	168,564	223,629
Prepaid expenses and other	249,591	158,749
Total current assets	2,456,884	2,188,569
Leasehold improvements and equipment, net of accumulated depreciation of $12,737,062 in 2011 and $12,428,434 in 2010	3,976,292	3,719,361
Goodwill	2,302,179	2,302,179
Other assets	68,059	68,059
Total assets	$8,803,414	$8,278,168
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$654,023	$449,414
Accrued expenses	406,218	298,009
Revolving Line of Credit	1,092,886	642,886
Current maturities of long-term debt	986,965	1,185,254
Deferred revenues	62,412	71,024
Accrued interest payable	89,351	-
Total current liabilities	3,291,855	2,646,587
Long-term debt, less current maturities, including accrued interest on long-term debt	15,530,215	15,266,221
Total liabilities	18,822,070	17,912,808
Redeemable convertible Series C preferred stock	16,265,015	15,896,210
Commitments and contingency
Stockholders' deficit
Common stock	10,930	10,928
Additional paid-in capital	55,582,948	55,551,402
Accumulated deficit	(81,877,549)	(81,093,180)
Total stockholders' deficit	(26,283,671)	(25,530,850)
Total liabilities and stockholders' deficit	$8,803,414	$8,278,168

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Revenues:
Equipment leasing	$2,341,293	$2,440,014
Administrative, field & support service revenues	119,822	114,647
Equipment sales	39,300	8,185
Royalty revenue	-	125,283
Total revenues	2,500,415	2,688,129
Operating expenses:
Cost of revenues	836,043	954,053
Research and development	231,889	314,236
Sales, general and administrative	1,538,278	1,541,828
Total operating expenses	2,606,210	2,810,117
Operating loss	(105,795)	(121,988)
Interest income (expense):
Interest income	1	4
Interest expense	(359,492)	(324,372)
Total interest income (expense)	(359,491)	(324,368)
Loss before provision for income taxes	(465,286)	(446,356)
Provision for income taxes	-	-
Net loss	$(465,286)	$(446,356)
Preferred stock dividends and accretion	(368,805)	(344,200)
Net loss available to common stockholders	$(834,091)	$(790,556)
Basic and diluted loss per common share	$(0.08)	$(0.07)
Weighted average shares of common stock outstanding	10,928,784	10,817,225

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac Corp. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months Ended March 31, 2011
(Unaudited)

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	10,927,451	$10,928	$55,551,402	$(81,093,180)	$(25,530,850)
Shares issued for directors' fees	2,666	2	1,998	-	2,000
Stock based compensation	-	-	79,270	-	79,270
Series C preferred stock dividends	-	-	-	(319,083)	(319,083)
Accretion to redemption value of preferred stock	-	-	(49,722)	-	(49,722)
Net loss	-	-	-	(465,286)	(465,286)
Balance, March 31, 2011	10,930,117	$10,930	$55,582,948	$(81,877,549)	$(26,283,671)

See Notes to Consolidated Financial Statements (unaudited).

iSECUREtrac CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities
Net loss	$(465,286)	$(446,356)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	308,628	493,909
Stock based compensation	81,270	47,650
Provision for Doubtful Accounts	53,940	-
Changes in operating assets and liabilities:
Accounts receivable	189,252	192,589
Inventories	55,065	8,238
Prepaid expenses and other assets	(90,842)	(27,648)
Accounts payable	(104,566)	(31,819)
Accrued expenses	108,209	(397,193)
Deferred revenues	(8,612)	(8,830)
Accrued interest payable	316,434	215,181
Net cash provided by operating activities	443,492	45,721
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(159,647)	(33,392)
Capitalization of software development costs	(96,738)	(88,793)
Net cash used in investing activities	(256,384)	(122,185)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	275,000	-
Proceeds from revolving line of credit	450,000	-
Proceeds from equipment term loan	-	618,805
Principal payments on long-term debt	(436,378)	(421,331)
Net cash provided by financing activities	288,622	197,474
Increase in cash	475,730	121,010
Cash at beginning of period	88,956	719,662
Cash at end of period	$564,686	$840,672
Supplemental Non-cash Disclosure
Purchase of leasehold improvements and equipment included in Accounts Payable	309,175	52,469

See Notes to Consolidated Financial Statements.

iSECUREtrac CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2011 and 2010
(Unaudited)

Note 1.  General

The unaudited interim condensed consolidated financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) and its wholly-owned subsidiary, iSt Services, Inc., at December 31, 2010, has been taken from the audited consolidated financial statements at that date.  The condensed consolidated financial statements for the three months ended March 31, 2011 and March 31, 2010 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011.  Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company believes that its current working capital and the undrawn amounts available under the Company’s Revolving Line of Credit Agreement combined with the amounts available to it through the capital lease financing arrangements described in Note 6 are sufficient to meet its liquidity needs through 2011.

Note 2.  Common Stock Options and Warrants

The Company may issue stock options and other types of equity-based compensation under its 2006 Omnibus Equity Incentive Plan (the “2006 Plan”) which was implemented on May 31, 2006.  This is the only plan under which the Company may now issue additional equity-based compensation.  The Company also has outstanding stock options that were issued under its 2001 Omnibus Equity Incentive Plan (the “2001 Plan”) and which were issued under employment agreements with executive officers.  On May 4, 2011, the stockholders of the Company approved the adoption of the Company’s 2011 Omnibus Equity Incentive Plan which is more fully discussed in Note 8.

During the three months ended March 31, 2011, the Company granted options to purchase a total of 5,500 shares of common stock to two employees pursuant to the 2006 Plan.  During the three months ended March 31, 2011, 14,480 options issued under the 2006 Plan were forfeited, 20,625 options issued under the 2001 Plan were forfeited and no options issued under employment agreements outside the 2006 Plan and the 2001 Plan were forfeited.  No options were exercised during the three months ended March 31, 2011.  The following table shows stock option activity during the three month period ended March 31, 2011:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,282,529	$1.31	7.1 Years	$535,829
Granted	5,500	0.63
Exercised	-	-
Forfeited	(35,105)	1.55
Outstanding at March 31, 2011	3,252,924	$1.30	6.34 Years	$225,830
Exercisable at March 31, 2011	2,579,631	$1.41	5.56 Years	$200,360

As of March 31, 2011, the aggregate intrinsic value of outstanding and exercisable options, which is the actual value of the options if exercised, was $225,830 and $200,360, respectively.

During the three month period ended March 31, 2011, 21,550 warrants expired and no warrants were granted or exercised by warrant holders.

At March 31, 2011, the Company had 3,252,924 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 658,018 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

The Company accounts for its stock-based compensation by recognizing compensation costs relating to share-based compensation awards, including grants of employee stock optionsas these awards become vested, based on the grant date fair value of the equity instruments issued.

The Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Risk free interest rate	3.28%	3.29%
Expected volatility factor	81.39%	81.28%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	0% and 3%	0% and 3%

The risk-free interest rate is determined on the date the grant is issued.  This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of 3.5 years to 6.5 years.  Expected volatilities are based upon looking back at historical stock prices of the Company since the date of adoption of the plan.

The Company estimates forfeitures of stock options. The forfeiture rate is the rate at which options are expected to be forfeited prior to full vesting.  The forfeiture rate is determined based on actual forfeiture rate experience as follows:  For each historical year of option issuance, the total options issued for the year is compared to the options forfeited prior to having vested.  For option years in which the two year vesting period has not passed, past experience is used to project future forfeitures.  The total of pro forma forfeitures is then compared to total options awarded and the resultant percentage is used as the forfeiture rate.    This rate is recalculated on an annual basis.

The annual rate of quarterly dividends is 0% since iSECUREtrac has historically not paid dividends on its common stock.

The Company recorded compensation expense of $79,270 and $45,650 for the three months ended March 31, 2011 and March 31, 2010, respectively, related to employee stock-based compensation awards.

As of March 31, 2011, there was approximately $405,036 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees.  The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2011	$223,885
2012	180,885
2013	266
Total	$405,036

Note 3.  Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011			December 31, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Equipment	$1,081,810	$866,515	$215,295	$1,074,334	$834,957	$239,377
Leasehold improvements	175,819	103,388	72,431	173,521	98,365	75,156
Components held for future monitoring equipment builds	210,000	-	210,000	210,000	-	210,000
Software development costs	620,617	131,758	488,859	523,879	99,483	424,396
Monitoring equipment	14,625,108	11,635,401	2,989,707	14,166,061	11,395,629	2,770,432
Total leasehold improvements and equipment	$16,713,354	$12,737,062	$3,976,292	$16,147,795	$12,428,434	$3,719,361

During the three month period ended June 30, 2010 management increased the estimated useful life of certain monitoring equipment from three years to five years to more accurately reflect the expected life of the related assets.  The effect of the increase in estimated useful life was a decrease in depreciation expense for the three months ended March 31, 2011 by $165,000, an earnings per share impact of approximately $0.01.

During the periods ending March 31, 2011 and March 31, 2010, the Company capitalized software development costs of $96,738 and $88,793, respectively.

Note 4.  Goodwill

Goodwill is the excess of the cash paid over the fair value of the net assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year or if certain events or circumstances occur.  The Company determined that there was no impairment of goodwill as of December 31, 2010.  No events transpired in the three months ended March 31, 2011 that required a reevaluation of this conclusion.

Note 5.  Credit Agreements

On November 10, 2008, the Company entered into a loan agreement (the “Loan Agreement”) with Crestpark LP, Inc. (“Crestpark”) and in connection with the Loan Agreement executed two separate promissory notes.  The first note for $750,000 for working capital via a Revolving Credit Commitment and the second note for $1,750,000 for equipment financing via an Equipment Term Loan.  The Loan Agreement was subsequently amended, as disclosed in interim filings, leaving only the Revolving Credit Commitment terms in effect as outlined below as of March 31, 2011.

Revolving Credit Commitment - The proceeds of the Revolving Credit Commitment of $1,468,788 are to be used for working capital needs and are anticipated to be repaid from cash flow generated by the operations of the Company.  The Revolving Credit Commitment has a term ending on January 1, 2015, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum, payable quarterly.  The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Revolving Credit Commitment.  Interest expense, including the unused commitment fee, to Crestpark was $25,914 for the three months ended March 31, 2011, as compared to $10,603 for the same period of 2010.  As of March 31, 2011, the Company had $1,092,886 outstanding under the Revolving Credit Commitment and $375,902 available, compared with $642,886 outstanding and $825,902 available as of December 31, 2010.  Amounts borrowed and repaid remain available under the Revolving Credit Commitment.

Equipment Term Loan - The proceeds of the $1,750,000 Equipment Term Loan were to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients.  It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time.  At Crestpark’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms.  The Equipment Term Loan had a term ending January 1, 2012, bears interest at a fixed rate of 12% per annum and was secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan.  The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan.  Interest expense, including the unused commitment fee, to Crestpark for the three months ended March 31, 2011 was $0, as compared to $15,280 for the same period of 2010.    The outstanding principal balance on the Equipment Term Loan of $818,000 was capitalized into the new note payable under the Credit and Security Agreement, as amended December 31, 2010 and the Equipment Term Loan was terminated.

Crestpark is an affiliate of Mykonos 6420 LP (“Mykonos”).  As the sole holder of the Company’s Series C Preferred Stock, Mykonos has the right to elect a majority of the Company’s Board of Directors.  The terms of the Loan Agreement were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Note 6.  Long-Term Debt

The Company had the following long-term debt at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Crestpark LP, Inc

One secured note payable in the amount of $14,891,086 maturing on January 1, 2015
Fixed Tranche ~ with an interest rate of 9.5% effective December 31, 2010	9,891,086	$9,891,086
Floating Tranche ~ with an interest rate of 2% over prime (5.25% at March 31, 2011)	5,000,000	5,000,000
Crestpark LP, Inc Total	$14,891,086	$14,891,086
AHK Leasing, LLC
Thirteen separate capital leases with related parties that are carrying interest rates at 8.50% to 11.15% and maturing May 2011 to February 2014	1,399,011	1,560,389
Total long-term debt	$16,290,097	$16,451,475
Less current maturities	(986,965)	(1,185,254)
Total long-term debt less current maturities	$15,303,132	$15,266,221
Accrued interest on long-term debt related to the note payable to Crestpark LP, Inc	227,083	-
Total long-term debt less current maturities, including accrued interest on long-term debt	15,530,215	15,266,221

Crestpark LP, Inc.

As of March 31, 2011, the Company has outstanding a Note Payable (“Note”) with Crestpark for $14,891,086 under a Credit and Security Agreement originally dated December 18, 2007 and subsequently amended.  Outstanding borrowings are due and payable on the earlier of (i) January 1, 2015 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Note, plus all accrued but unpaid interest.  The Company may prepay the Note at any time without premium or penalty.

The Note provides, among other things, that $9,891,086 (“Fixed Tranche”) of the borrowings thereunder shall bear interest at 9.5% per annum and that such interest will be due and payable at maturity of the Note.  The remaining $5,000,000 of borrowings (the “Floating Tranche”) under the Note will bear interest at a floating rate equal to 2% over the prime rate (the “Base Rate”), payable quarterly beginning March 31, 2011.  In addition, quarterly principal payments of $125,000 are due beginning March 31, 2012.

Accrued interest on the Note was $290,521 and $0 at March 31, 2011 and December 31, 2010, respectively, of which $227,083 was accrued in relation to the fixed tranche and $63,438 was related to the floating tranche and paid on April 1, 2011.

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

Capital Leases - AHK Leasing, LLC.

AHK Leasing, LLC (“AHK”) is a company controlled by three stockholders, one of which is a current director.  These loans were in the form of capital leases with 36 month terms and bearing interest at a rate of 8.50% to 11.15% per annum and mature between May 2011 and February 2014.   There was no accrued interest payable to AHK at March 31, 2011.

Total interest expense, including unused commitment fees, for the three months ended March 31, 2011 and March 31, 2010 is as follows:

	Three Months Ended Mar 31, 2011	Three Months Ended Mar 31, 2010
AHK interest on long term debt	$40,140	$77,218

Crestpark LP interest on long-term debt	291,720	216,410

Crestpark LP credit agreements	25,914	25,883

Other	1,718	4,861
Total interest expense	$359,492	$324,372

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

The Series C Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Series C Preferred Stock will equal the per share original issue price ($11.00 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Series C Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital.  As of March 31, 2011, the Company had accrued Series C Preferred Stock dividends totaling $6,147,162 and accretion to redemption value of the Series C Preferred Stock totaling $1,098,773.  Of these amounts, $319,083 and $49,722, respectively, were accrued during the three months ended March 31, 2011.

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

Note 8.  Subsequent Events.

On May 4, 2011, the Company’s 2011 Omnibus Equity Incentive Plan (the “2011 Plan”) was approved by stockholders and went into effect.  The 2011 Plan authorizes the issuance of stock options, nonqualified stock options, stock appreciation rights, restricted stock, stock units and performance units and provides that 3,000,000 shares of common stock will be available for such awards.

Note 9.  Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010. Vendors often provide multiple products and/or services to their customers as part of a single arrangement.  These deliverables may be provided at different points in time or over different time periods.  The existing guidance regarding how and whether to separate these deliverables and how to allocate the overall arrangement consideration to each was originally captured in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is now codified at ASC 605-25, Revenue Recognition - Multiple-Element Arrangements.  The issuance of ASU 2009-13 amends ASC 605-25 and represents a significant shift from the existing guidance that was considered abuse-preventative and heavily geared toward ensuring that revenue recognition was not accelerated.  The application of this new guidance is expected to result in accounting for multiple-deliverable revenue arrangements that better reflects their economics as more arrangements will be separated into individual units of accounting.  Our adoption of ASU No. 2009-13 did not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010.  ASU 2009-14 modifies the existing scope guidance in ASC 985-605, Software Revenue Recognition, for revenue arrangements with tangible products that include software elements.  This modification was made primarily due to the changes in ASC 605-25 noted previously, which further differentiated the separation and allocation guidance applicable to non-software arrangements as compared to software arrangements.  Prior to the modification of ASC 605-25, the separation and allocation guidance for software and non-software arrangements was more similar.  Under ASC 985-605, which was originally issued as AICPA Statement of Position 97-2, Software Revenue Recognition, an arrangement to sell a tangible product along with software was considered to be in its scope if the software was more than incidental to the product as a whole.    Our adoption of ASU No. 2009-14 did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350).  This ASU modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts.  For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists.  This ASU is effective for fiscal years and interim periods beginning after December 15, 2010.    Our adoption of ASU No. 2010-28 did not have a material effect on our consolidated financial statements.

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

General Comments Regarding the Electronic Monitoring Industry

Over the past twelve to eighteen months, management has observed signs that the electronic monitoring industry may be showing early signs of maturing.  Specifically management has observed the following trends:

•	Increasing price competition

•	Relative standardization of GPS tracking equipment across the industry, and

•	Marked increase in mergers and acquisitions

It is too early to know precisely what impact, if any, these trends will have on iSECUREtrac.  However iSECUREtrac is taking strategic steps to maintain or improve the competitive position of the Company in the face of these trends.  For example, in response to the standardization of equipment, the Company continues to invest in increasing the functionality and performance of the tracNET24 platform and the Salesforce.comTM service delivery system.

Outlook for 2011

In the short term, management anticipates that quarterly revenue may continue to decline for the next quarter or two.  However over that same time, the principal payments on long-term capital leases will also decline.  Based upon leases in place at March 31, 2011 – principal payments over the next four quarters will decline from approximately $436,000 reported this quarter to $354,000, $297,000, $261,000 and $164,000, respectively.  As a result, despite the anticipated decline in revenue, management anticipates that the Company’s cash flow from normal operating activities (equipment leasing and services) will exceed principal payments on long-term debt before the end of 2011.

Summary of Financial Information

The following table provides a comparison of selected financial highlights, in thousands, for the three months ended March 31, 2011 and 2010:

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS
Three Months Ended March 31, 2011 and 2010
(In thousands)

	2011	2010	Fav / (Unfav)Change
Revenue:
Equipment revenue	$2,380	$2,448	$(68)
Services revenue	120	115	5
Royalty revenue	-	125	(125)
Total revenue	2,500	2,688	(188)
Costs of revenue	836	954	118
Gross profit margin	1,664	1,734	(70)
Gross profit margin %	66.6%	64.5%

Research and development expenses (R&D)	232	314	82
Sales, general and administrative expenses (SG&A)	1,538	1,542	4
Total R&D and SG&A	1,770	1,856	86
Operating loss	(106)	(122)	16
Interest expense, net	359	324	(35)
Net loss	$(465)	$(446)	$(19)
Preferred stock dividends and accretion	369	344	(25)
Net loss available to common stockholders	$(834)	$(790)	$(44)

Quarterly Highlights

In addition to the selected financial highlights above, the following selected quarterly financial and non-financial data over the past 5 quarters is important in understanding the trend in the Company’s results of operations:

CONDENSED CONSOLIDATED QUARTERLY FINANCIAL HIGHLIGHTS
QuarterlyTrend
(In Thousands)

	Mar 31 2010	Jun 30 2010	Sept 30 2010	Dec 31 2010	Mar 31 2011
Cash Flows From Operating Activities
Net loss	$(446)	$(174)	$(230)	$(157)	$(465)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	494	185	262	259	309
Stock based compensation	48	34	35	74	81
Provision for Doubtful Accounts	-	-	-	-	54
Changes in operating assets and liabilities:
Accounts receivable	192	(195)	(154)	317	189
Inventories	8	57	(19)	15	55
Prepaid expenses	(28)	27	(59)	18	(90)
Accounts payable	(31)	(17)	105	(162)	(105)
Accrued expenses	(397)	(288)	(35)	(160)	108
Deferred revenue	(9)	(15)	(1)	(1)	(9)
Accrued interest payable	215	205	201	146	316
Net cash provided by (used in) operating activities	46	(181)	105	349	443
Adjustment for payment of royalty expenses for comparative purposes (1)	508	-	-	-	-
Adjusted Net cash provided by (used in) operating activities	554	(181)	105	349	443
Principal payments on long-term debt	(421)	(433)	(436)	(433)	(436)
Adjusted Net cash provided by (used in) operating activities less principal payments on long-term debt	$133	$(614)	$(331)	$(84)	$7

(1)
As outlined in the Company’s 2010 Annual Report on Form 10-K, on March 4, 2010, the Company paid Pro Tech Monitoring, Inc $507,790  for a limited license to provide certain technology to specific customers and the settlement of all royalties due under the November 27, 2007 Confidential Settlement Agreement (“Agreement”).   The decrease in Accrued Expenses in the cash flow statement above is reflective of this payment. Royalty expenses were estimated and accrued on a monthly basis throughout 2008 and 2009. Management views the payment of these expenses during the three months ended March 31, 2010 as unrelated to operations which distorts the evaluation of cash provided by the operating activities for that same period. Management believes that removing the effect of this payment on Net cash provided by operating activities provides a more accurate picture of the cash flow trends of the Company which is consistent with the other periods presented above.

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

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenue

Equipment Revenue

Equipment revenue consists of the daily leasing of electronic monitoring equipment and periodic charges for lost or damaged equipment.  For the three month period ended March 31, 2011 the Company had equipment revenue of $2,381,000 compared with $2,448,000 for the same period in 2010.

Service Revenues

Service revenues consist of daily charges for Monitoring Center Intervention, in connection with the leasing of GPS equipment outlined above.   For the three months ended March 31, 2011 the Company reported service revenue of $120,000 compared to $115,000 for the same period in 2010.

Royalty Revenue

The Company earned royalty revenues of $125,000 per quarter through June 30, 2010 under a Patent License Agreement with Satellite Tracking of People, L.L.C. (STOP) which grants STOP a license to utilize specific technology that is patented by the Company.  The Company earned a royalty equal to 2.5% of STOP’s revenue utilizing this technology.  The royalty was paid annually.  The Company has earned the maximum amount of royalties it could earn under the STOP Patent License Agreement.  Accordingly, the Company expects no future royalty revenue to be recognized and all payments have been received as of March 31, 2011.

Cost of Revenue

Cost of revenue represents all direct costs related to delivery of proprietary and third-party monitoring equipment including amortization of the acquisition costs, lease costs on third-party equipment, repairs and maintenance of the monitoring equipment, royalty expenses, transportation costs, communication costs associated with the equipment, as well as costs to upgrade existing units for advancements in technology.

For the three month period ended March 31, 2011 the Company reported costs of revenue of $836,000 compared to $954,000 for the same period in 2010 which represent decreases of approximately 12%.

For the three months ended March 31, 2011 the $118,000 decrease in costs of revenue is attributable to the following:

•	$169,000 decrease in depreciation, of which $165,000 is attributed to the lengthening of the estimated useful life of the System 5000 effected during the three months ended June 30, 2010

•	$40,000 increase in communications costs

•	$27,000 increase in freight costs

•	$16,000 decrease in various other costs including supply and repair costs

Management anticipates that Cost of Revenue will not change except in connection with an increase in revenue, in which case there will be an increase in the Cost of Revenue proportionate to the growth.

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

R&D expenses for the three months ended March 31, 2011 were $232,000 compared to $314,000 for the same period in 2010, a decrease of $82,000 for the three months ended March 31, 2011.  R&D expenses decreased largely as a result of the capitalization of certain payroll costs associated with the development of applications and technology as described below.

The Company is currently in the process of redesigning several major software systems and technology improvements and has capitalized certain payroll and related costs associated with the related development of the applications and technology.   For the three months ended March 31, 2011 the Company capitalized $40,000 compared to $26,000 for the same period in 2010, an increase of $14,000.

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

For the three month period ended March 31, 2011, SG&A expenses decreased $4,000 from $1,542,000 reported in 2010 to $1,538,000 reported in 2011.   Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

•	Personnel related expenses included salaries, benefits, incentive compensation, recruiting, and travel decreased approximately $48,000 as a result of the implemented cost control measures

•	Consulting fees decreased $21,000 in connection with the use of fewer consultants to staff open positions

•	Bad debt expense increased $54,000 in connection with the uncertainty of collectability of a certain accounts receivable

•	Stock option expenses increased $34,000

•	Various other expenses including advertising, insurance, communications, and other expenses decreased an aggregate of $23,000

The cost reductions implemented by management over the past several years have significantly reduced SG&A expenses. These reductions have strategically positioned the Company to support material future revenue growth.    Management expects that SG&A expenses will continue at or about the same level as reported for the three months ended March 31, 2011.

Interest Expense, Net

Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. During the three months ended March 31, 2011 the Company reported net interest expense of $359,000 in comparison to $324,000 reported for the three months ended March 31, 2010.  The increase is attributable to additional borrowings from Crestpark LP, Inc offset by a decrease in the outstanding equipment financing lease facilities.

As a result of the additional borrowing from Crestpark and the Company’s continuing use of capital leases to finance its equipment purchases, we expect to see net interest expense continue at or slightly above the levels recorded in the three months ended March 31, 2011.

Net Loss

The Company’s net loss for the three month period ended March 31, 2011 and 2010 was $465,000, and $446,000, respectively, for the reasons described above.

Preferred Stock Dividends and Accretion

For the three month period ended March 31, 2011, preferred stock dividends and accretion totaled $369,000 as compared to $344,000 for the three months ended March 31, 2010.  This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock.  The Series C Exchangeable Preferred Stock accrues interest at a cumulative compounded rate of 8.0% per annum.

Liquidity and Capital Resources

The Company’s principal uses of cash are the payment of operating expenses and debt service payments on its debt obligations, including its capital lease financing.   In general, the Company expects to meet these liquidity needs by generating positive cash flow from operating activities.  The Company also uses cash to acquire the monitoring equipment that it leases or sells to its customers.  For the three months ended March 31, 2011, the Company generated $443,000 of cash from operating activities. Investing activities used $256,000 of cash and financing activities generated cash of $289,000.   The total of all cash flow activities resulted in an increase in the balance of cash for the three months ended March 31, 2011 of $476,000.  For the same period of 2010, the Company generated $46,000 of cash in operating activities, used $122,000 in investing activities, and generated $197,000 in cash from financing activities.  The total of all cash flow activities in the three months ended March 31, 2010 resulted in an increase in the balance of cash of $121,000.

The Company believes that its current working capital and the undrawn amounts available under the Company’s Revolving Line of Credit Agreement combined with the amounts available to it through the capital lease financing arrangements with AHK are sufficient to meet its liquidity needs through 2011.

The Company expects to return to generating positive cash flow (from normal operating activities) during 2011 due to anticipated increases in equipment and services revenues as new monitoring contracts begin to produce revenues, its continued efforts to control operating costs and the decrease in principal payments on long-term capital leases which mature throughout 2011.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances.  Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We do not believe that any of the accounting estimates are critical at this time, however we expect to continue to review our accounting estimates in order to determine if any of these accounting estimates are critical.  For further discussion of our significant accounting policies, refer to Note 1 – “Nature of Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 24, 2011, the Company issued an aggregate of 2,666 shares of common stock to two directors in partial payment of directors’ fees.  The shares had a market value on the date of the board meeting of $2,000.  The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

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

iSECUREtrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel
President & CEO

Dated: May 16, 2011

By:	/s/Lincoln Zehr
Lincoln Zehr
Chief Financial Officer

Dated: May 16, 2011