Form 10-Q
period 2011-06-30
ISECURETRAC CORP
filed 2011-08-15
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)
☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

The number of shares of issuer’s common stock outstanding as of July 26, 2011 was 10,930,117.

iSecureTrac Corp.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$171,225	$88,956
Accounts receivable, net of allowance for doubtful accounts of $727,754 in 2011 and $470,998 in 2010	1,663,294	1,717,235
Inventories	271,990	223,629
Prepaid expenses and other	181,657	158,749
Total current assets	2,288,166	2,188,569
Leasehold improvements and equipment, net of accumulated depreciation of $13,041,942 in 2011 and $12,428,434 in 2010	3,713,130	3,719,361
Goodwill	2,302,179	2,302,179
Other assets	18,059	68,059
Total assets	$8,321,534	$8,278,168
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$557,245	$449,414
Accrued expenses	414,863	298,009
Revolving Line of Credit	-	642,886
Current maturities of long-term debt	824,271	1,185,254
Deferred revenues	56,760	71,024
Accrued interest payable	34,984	-
Total current liabilities	1,888,123	2,646,587
Long-term debt, less current maturities, including accrued interest on long-term debt	2,453,441	15,266,221
Total liabilities	4,341,564	17,912,808
Redeemable convertible Series C preferred stock	-	15,896,210
Commitments and contingency
Stockholders' equity
Common stock	10,930	10,928
Nonredeemable convertible Series C preferred stock	15,882	-
Nonredeemable convertible Series D preferred stock	13,318	-
Additional paid-in capital	86,789,529	55,551,402
Accumulated deficit	(82,849,687)	(81,093,180)
Total stockholders' equity	3,979,972	(25,530,850)
Total liabilities and stockholders' equity	$8,321,534	$8,278,168

See Notes to Consolidated Financial Statements (unaudited).

Page | 1

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenues:
Equipment leasing	$2,188,954	$2,436,362	$4,530,247	$4,876,376
Administrative, field & support service revenues	117,107	127,130	236,929	241,777
Equipment sales	111,502	46,105	150,802	54,290
Royalty revenue	-	157,532	-	282,815
Total revenues	2,417,563	2,767,129	4,917,978	5,455,258
Operating expenses:
Cost of revenues	762,778	803,030	1,598,821	1,757,083
Research and development	227,606	295,083	459,495	609,319
Sales, general and administrative	1,690,255	1,515,225	3,228,533	3,057,053
Total operating expenses	2,680,639	2,613,338	5,286,849	5,423,455
Operating income (loss)	(263,076)	153,791	(368,871)	31,803
Interest income (expense):
Interest income	1	1	2	5
Interest expense	(386,435)	(328,015)	(745,927)	(652,387)
Total interest income (expense)	(386,434)	(328,014)	(745,925)	(652,382)
Loss before provision for income taxes	(649,510)	(174,223)	(1,114,796)	(620,579)
Provision for income taxes	-	-	-	-
Net loss	$(649,510)	$(174,223)	$(1,114,796)	$(620,579)
Preferred stock dividends and accretion	(372,595)	(347,723)	(741,400)	(691,923)
Net loss available to common stockholders	$(1,022,105)	$(521,946)	$(1,856,196)	$(1,312,502)
Basic and diluted loss per common share	$(0.09)	$(0.05)	$(0.17)	$(0.12)
Weighted average shares of common stock outstanding	10,930,117	10,844,906	10,929,451	10,830,919

See Notes to Consolidated Financial Statements (unaudited).

Page | 2

iSECUREtrac Corp. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2011
(Unaudited)

							Additional
	Common Stock		Preferred Series C		Preferred Series D		Paid -in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	10,927,451	$10,928	-	$-	-	$-	$55,551,402	$(81,093,180)	$(25,530,850)
Shares issued for directors' fees	2,666	2	-	-	-	-	1,998	-	2,000
Stock based compensation	-	-	-	-	-	-	152,219	-	152,219
Series C preferred stock dividends	-	-	-	-	-	-	-	(641,711)	(641,711)
Reclassification of Series C preferred stock pursuant to amended designation	-	-	1,588,163	15,882	-	-	16,621,728	-	16,637,610
Shares issued in connection with debt conversion	-	-	-	-	1,331,814	13,318	14,561,871	-	14,575,189
Accretion to redemption value of preferred stock	-	-	-	-	-	-	(99,689)	-	(99,689)
Net loss	-	-	-	-	-	-	-	(1,114,796)	(1,114,796)
Balance, June 30, 2011	10,930,117	$10,930	1,588,163	$15,882	1,331,814	$13,318	$86,789,529	$(82,849,687)	$3,979,972

See Notes to Consolidated Financial Statements (unaudited).

Page | 3

iSECUREtrac CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities
Net loss	$(1,114,796)	$(620,579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	613,508	678,803
Stock based compensation	154,219	81,442
Provision for Doubtful Accounts	256,756	-
Changes in operating assets and liabilities:
Accounts receivable	(202,815)	(2,426)
Inventories	(48,361)	65,005
Prepaid expenses and other assets	27,092	(582)
Accounts payable	45,869	(48,932)
Accrued expenses	114,854	(685,542)
Deferred revenues	(14,264)	(23,985)
Accrued interest payable	575,162	419,725
Net cash provided by (used in) operating activities	407,224	(137,071)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(468,706)	(29,368)
Capitalization of software development costs	(138,570)	(150,778)
Net cash used in investing activities	(607,276)	(180,146)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	500,000	-
Proceeds from revolving line of credit	575,000	150,000
Proceeds from equipment term loan	-	618,805
Principal payments on long-term debt	(782,679)	(854,685)
Payments in connection with Series D Preferred Stock and debt conversion agreement	(10,000)	-
Proceeds from the exercise of options and warrants	-	18,739
Net cash provided by (used in) financing activities	282,321	(67,141)
Increase (decrease) in cash	82,269	(384,358)
Cash at beginning of period	88,956	719,662
Cash at end of period	$171,225	$335,304
Supplemental Non-cash Disclosure
Issuance of 1,331,814 of Series D Preferred Stock in connection with:
Conversion of long-term debt pursuant to debt conversion agreeement dated June 30, 2011	$14,108,972	-
Accrued interest payable on related long-term debt converted	540,178	-
Accounts payable and accrued expenses in connection with debt conversion agreement dated June 30, 2011	73,960	-

See Notes to Consolidated Financial Statements.

Page | 4

iSECUREtrac CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2011 and 2010
(Unaudited)

Note 1.  General

The unaudited interim condensed consolidated financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) and its wholly-owned subsidiary, iSt Services, Inc., at December 31, 2010, has been taken from the audited consolidated financial statements at that date.  The condensed consolidated financial statements for the three and six months ended June 30, 2011 and June 30, 2010 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations and cash flows for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011.  Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company believes that its current working capital and the undrawn amounts available under the Company’s July 22 Note with Crestpark, LP as described in Note 9 combined with the amounts available to it through the capital lease financing arrangements described in Note 6 are sufficient to meet its liquidity needs through 2011.

Note 2.  Common Stock, Common Stock Options and Warrants

The Company is authorized to issue up to 75,000,000 shares of common stock with a stated par value of $0.01.

The Company may issue stock options and other types of equity-based compensation under its 2006 Omnibus Equity Incentive Plan (the “2006 Plan”) which was implemented on May 31, 2006 and its 2011 Omnibus Equity Incentive Plan which was implemented on May 4, 2011.  These are the only plans under which the Company may issue additional equity-based compensation.  The Company also has outstanding stock options that were issued under its 2001 Omnibus Equity Incentive Plan (the “2001 Plan”) and which were issued under employment agreements with executive officers.

During the three and six months ended June 30, 2011, the Company granted options to purchase a total of  34,500 and 40,000 shares of common stock to eight and ten employees pursuant to the 2006 Plan.  During the three and six months ended June 30, 2011, 73,583 and 88,063 options issued under the 2006 Plan were forfeited, 250 and 20,875 options issued under the 2001 Plan were forfeited and no options issued under employment agreements outside the 2006 Plan and the 2001 Plan were forfeited.  No options were exercised during the three and six months ended June 30, 2011.  The following table shows stock option activity during the six month period ended June 30, 2011:

Page | 5

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,282,529	$1.31	7.1 Years	$535,829
Granted	40,000	0.48
Exercised	-	-
Forfeited	(108,938)	1.09
Outstanding at June 30, 2011	3,213,591	$1.30	5.94 Years	$66,083
Exercisable at June 30, 2011	2,711,714	$1.38	5.34 Years	$65,801

During the three and six month period ended June 30, 2011, 0 and 21,550 warrants expired and no warrants were granted by the Company or exercised by warrant holders.

At June 30, 2011, the Company had 3,213,591 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 658,018 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

The Company accounts for its stock-based compensation by recognizing compensation costs relating to share-based compensation awards, including grants of employee stock options as these awards become vested based on the grant date fair value of the equity instruments issued.

The Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Risk free interest rate	3.30%	3.29%
Expected volatility factor	81.42%	81.28%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	0% and 3%	0% and 3%

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

Page | 6

The annual rate of quarterly dividends is 0% since iSECUREtrac has historically not paid dividends on its common stock and currently does not expect to pay dividends on its common stock.

The Company recorded compensation expense of $72,949 and $152,219 for the three and six months ended June 30, 2011, respectively, compared to $33,792 and $79,442 for the same periods in 2010 related to employee stock-based compensation awards.

As of June 30, 2011, there was approximately $302,253 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees.  The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2011	$135,534
2012	166,179
2013	540
Total	$302,253

Note 3.  Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,086,635	$897,418	$189,217	$1,074,334	$834,957	$239,377
Leasehold improvements	175,819	108,190	67,629	173,521	98,365	75,156
Components held for future monitoring equipment builds	210,000	-	210,000	210,000	-	210,000
Software development costs	662,449	169,854	492,595	523,879	99,483	424,396
Monitoring equipment	14,620,169	11,866,480	2,753,689	14,166,061	11,395,629	2,770,432
Total leasehold improvements and equipment	$16,755,072	$13,041,942	$3,713,130	$16,147,795	$12,428,434	$3,719,361

During the three month period ended June 30, 2010 management increased the estimated useful life of certain monitoring equipment from three years to five years to more accurately reflect the expected life of the related assets.  The effect of the increase in estimated useful life was a decrease in depreciation expense for the six months ended June 30, 2011 of $124,000, an earnings per share impact of approximately $0.01.

During the periods ending June 30, 2011 and June 30, 2010, the Company capitalized software development costs of $138,570 and $150,778, respectively.

Page | 7

Note 4.  Goodwill

Goodwill is the excess of the cash paid over the fair value of the net assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year or if certain events or circumstances occur.  The Company determined that there was no impairment of goodwill as of December 31, 2010.  No events transpired in the six months ended June 30, 2011 that required a reevaluation of this conclusion.

Note 5.  Credit Agreements

On November 10, 2008, the Company entered into a loan agreement (the “Loan Agreement”) with Crestpark LP, Inc. (“Crestpark”) and in connection with the Loan Agreement executed two separate promissory notes.  The first note was for $750,000 for working capital via a Revolving Credit Commitment and the second note for $1,750,000 for equipment financing via an Equipment Term Loan.

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

On June 30, 2011, the Company entered into a debt conversion agreement with Crestpark pursuant to which Crestpark converted the balance outstanding on the Revolving Credit Commitment of $1,217,086 into 110,717 shares of  the Company's Series D 8% Cumulative, Compounding Exchangeable Preferred Stock (the "Series D Preferred Stock").  Accordingly, as of June 30, 2011, the Company had no amounts outstanding under the Revolving Credit Commitment and $250,902 available, compared with $642,886 outstanding and $825,902 available as of December 31, 2010.  Amounts borrowed and repaid remain available under the Revolving Credit Commitment.

As described in Note 9 - Subsequent Events, subsequent to June 30, 2011, the Revolving Credit Commitment was terminated and replaced with a short-term note payable to Crestpark in the amount of $250,000 which is available to the Company to draw upon and matures September 20, 2011. Pursuant to the Note, Crestpark agrees to make advances to the Company from time to time upon request and subject to the conditions set forth in the Note.

Equipment Term Loan - The proceeds of the $1,750,000 Equipment Term Loan were to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients.  It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time.  At Crestpark’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms.  The Equipment Term Loan had a term ending January 1, 2012, bears interest at a fixed rate of 12% per annum and was secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan.  The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan. The Equipment Term Loan was terminated on December 31, 2010.

Crestpark is an affiliate of Mykonos 6420 LP (“Mykonos”).  As the sole holder of the Company’s Series C Preferred Stock, as amended, Mykonos shares with Crestpark the right to elect a majority of the Company’s Board of Directors.  The terms of the Loan Agreement were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Page | 8

Note 6.  Long-Term Debt

The Company had the following long-term debt at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Crestpark LP, Inc

One secured note payable maturing on January 1, 2015
Fixed Tranche ~ with an interest rate of 9.5% effective December 31, 2010	2,000,000	$9,891,086
Floating Tranche ~ with an interest rate of 2% over prime (5.25% at June 30, 2011)	-	5,000,000
Crestpark LP, Inc Total	$2,000,000	$14,891,086
AHK Leasing, LLC
Eleven separate capital leases with related parties that are carrying interest rates at 8.50% to 11.15% and maturing July 2011 to April 2014	1,277,711	1,560,389
Total long-term debt	$3,277,711	$16,451,475
Less current maturities	(824,271)	(1,185,254)
Total long-term debt less current maturities	$2,453,441	$15,266,221

Crestpark LP, Inc.

On June 30, 2011, the Company entered into a debt conversion agreement with Crestpark,  pursuant to which Crestpark converted $7,891,086 of  the Fixed Tranche and the outstanding balance of $5,000,000 of the Floating Tranche, along with $540,978 of related accrued interest into 1,221,097 shares of the Company's Series D 8% Cumulative, Compounding Exchangeable Preferred Stock (the "Series D Preferred Stock").

As of June 30, 2011 and December 31, 2010, the Company has outstanding a Note Payable (“Note”) with Crestpark for $2,000,000 and $14,891,086, respectively, under a Credit and Security Agreement originally dated December 18, 2007 and subsequently amended.  Outstanding borrowings are due and payable on the earlier of (i) January 1, 2015 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Note, plus all accrued but unpaid interest.  The Company may prepay the Note at any time without premium or penalty.

The Note provides, among other things, that the Fixed Tranche of the borrowings thereunder shall bear interest at 9.5% per annum and that such interest will be due and payable at maturity of the Note.  Additionally, prior to the debt conversion agreement, the Floating Tranche under the Note bore  interest at a floating rate equal to 2% over the prime rate (the “Base Rate”), payable quarterly beginning March 31, 2011.  Accrued interest on the Note was $0 at June 30, 2011 and December 31, 2010.

The borrowings under the Note are secured by a first priority security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing, LLC under its sale leaseback arrangements.

Crestpark is an affiliate of Mykonos.  As the sole holder of the Company’s Series C Preferred Stock, as amended, Mykonos shares with Crestpark the right to elect a majority of the Company’s Board of Directors.  The terms of the Loan Agreement were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Page | 9

Capital Leases - AHK Leasing, LLC.

AHK Leasing, LLC (“AHK”) is a company controlled by three stockholders, one of which is a current director.  These loans were in the form of capital leases with 36 month terms and bearing interest at a rate of 8.50% to 11.15% per annum and mature between July 2011 and April 2014.   There was no accrued interest payable to AHK at June 30, 2011.

Total interest expense, including unused commitment fees, for the three and six months ended June 30, 2011 and June 30, 2010 is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
AHK interest on long term debt	$36,636	$65,196	$76,776	$142,414

Crestpark LP interest on long-term debt	314,292	218,814	606,013	435,224

Crestpark LP credit agreements	34,984	39,025	60,898	64,907

Other	524	4,980	2,241	9,841
Total interest expense	$386,435	$328,015	$745,927	$652,387

Note 7.  Series C 8% Cumulative, Compounding Exchangeable Preferred Stock

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

On June 30, 2011, the Company amended the terms of the Series C Preferred Stock to:

•
eliminate the right of the holders of Series C Preferred Stock to cause the Company to redeem their shares of Series C Preferred Stock for cash on the tenth anniversary of the issue date of the Series C Preferred Stock.  Prior to the amendment, the Series C Preferred Stock was redeemable in cash on the tenth anniversary of the original issue date at the election of the holder as further described below

•
provide that dividends on the Series C Preferred Stock shall be payable in additional shares of Series C Preferred Stock, rather than cash, in an amount per share equal to 0.08 shares of Series C Preferred Stock per annum compounded annually.

•
provide that the holders of the Series C Preferred Stock will vote with the holders of the Series D Preferred Stock, as single class, with respect to the appointment of four of the seven directors of the Company until the earliest date on which either (i) less than an aggregate of 500,000 shares of Series C Preferred Stock and Series D Preferred Stock remain outstanding or (ii) the holders of record of a majority of the outstanding shares of Series C Preferred Stock and Series D Preferred Stock, voting as a single class, elect to eliminate their right to appoint such directors.  The right to appoint these four directors was previously exercised exclusively by the holders of the Series C Preferred Stock – Mykonos.  Mykonos and Crestpark, the holder of all issued and outstanding shares of Series D Preferred Stock, are affiliated companies which are majority owned and controlled by the same entity.

The amended certificate of designation also designated 2,800,000 shares of the total 5,000,000 authorized shares of the Company’s preferred stock as Series C Preferred Stock.  Previously, only 1,000,000 shares of the Company’s authorized preferred stock was designated as Series C Preferred Stock.

Page | 10

An additional 588,163 shares of Series C Preferred Stock were issued to Mykonos for payment of all dividends and associated compounded interest through June 30, 2011.   Accordingly, as of June 30, 2011 the Company had issued and outstanding 1,588,163 shares of Series C Preferred Stock.

The above amendments result in the classification of the Series C Preferred Stock as Stockholders' Equity in the Company's Consolidated Balance Sheet at June 30, 2011. In addition, subsequent to June 30, 2011, as a result of the amendments, the periodic accretion noted below, which was increasing the carrying amount of the Series C Preferred Stock, is no longer required. The Company is also not expected to incur interest expense on future accrued but unpaid dividends since the dividends will be paid through the issuance of additional shares of Series C Preferred Stock.

The following paragraphs outline the original terms of the Series C Preferred Stock which were in effect through June 30, 2011.

If, after June 27, 2010, the closing price of the common stock exceeds $20.00 per share for at least 120 consecutive trading days, the Company can require the conversion of the Series C Preferred Stock into common stock in accordance with the above exchange provisions.

The Series C Preferred Stock is redeemable on the tenth anniversary of the original issue date. The redemption price per share of the Series C Preferred Stock will equal the per share original issue price ($11.00 per share) plus an amount equal to all accrued but unpaid dividends thereon (and any interest payable thereon).  The interest method will be utilized to accrete the carrying amount of the Series C Preferred Stock over the ten year period to the earliest redemption date so that the carrying amount will equal the redemption amount at the earliest possible redemption date.  Due to the accumulated deficit position of the Company, the periodic accretion will be charged to Additional Paid-In Capital.  Prior to the amended designation through June 30, 2011, the Company had accrued Series C Preferred Stock dividends totaling $6,469,790 and accretion to redemption value of the Series C Preferred Stock totaling $1,148,739.  Of these amounts, $322,628 and $49,966, respectively, were accrued during the three months ended June 30, 2011.

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

Note 8. Series D 8% Cumulative, Compounding Exchangeable Preferred Stock

On June 30, 2011, the Company filed a Certificate of Designation, Preferences and Rights of Preferred Stock Designated Series D 8% Cumulative, Compounding Exchangeable Preferred Stock (“Series D Preferred Stock”) with the Secretary of State of the State of Delaware.  The Series D Certificate of Designation designates 2,200,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series D Preferred Stock.

Page | 11

Also on June 30, 2011, the Company issued 1,331,814 shares of its $0.01 par value Series D Preferred Stock to Crestpark as follows:

	Shares	Amount
Conversion on long-term note payable - fixed tranche		$7,891,086
Conversion on long-term note payable - floating tranche		5,000,000
Accrued interest payable		540,978
	1,221,097	13,432,064

Conversion of Revolving Credit Commitment	110,717	1,217,086
	1,331,814	$14,649,150

Each share of the Series D Preferred Stock is exchangeable for 18.644068 shares of common stock or a total of 24,830,431 shares of common stock if all shares of the Series D Preferred Stock were converted.

With the exception of the conversion rate into common stock and the fact that dividends and interest are payable in Series D Preferred Stock, the terms of the Series D Preferred Stock are identical in all respects to those of the Series C Preferred Stock, as amended on June 30, 2011.   Accordingly, the Company's Series D Preferred Stock is classified as Stockholders' Equity in the Company's Consolidated Balance Sheets.

The Series D Preferred Stock ranks on parity with the Series C Preferred Stock, but will rank senior to all other series of preferred stock and to the common stock as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up.  Because, the holder of the Series D Preferred Stock does not have a right to redeem the Series D Preferred Stock for cash.

As the holder of all issued and outstanding shares of Series D Preferred Stock, Crestpark, an affiliate of Mykonos, shares the right to appoint a majority of the Company’s Board of Directors with Mykonos the holder of all issued and outstanding shares of the Company’s Series C Preferred Stock.

Note 9.  Subsequent Events.

As a result of the interest payment on the Revolving Credit Commitment due June 30, 2011 being remitted on July 18, 2011 Crestpark deemed the Company to be in default and terminated the Revolving Credit Commitment.  On July 22, 2011, the Company executed a promissory note (“Note”) with Crestpark in the amount of $250,000 which matures on September 20, 2011. Pursuant to the Note, Crestpark agrees to make advances to the Company from time to time upon request and subject to the conditions set forth in the Note.   Upon request by the Company, Crestpark, in its sole and absolute discretion, may extend the Maturity Date for an additional thirty (30) days. Amounts borrowed and repaid may not be re-borrowed.

Page | 12

Note 10.  Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income". This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Based on the Company's evaluation of this ASU, the adoption of this amendment will only impact the presentation of comprehensive income on the Company's consolidated financial statements.

In May 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements." This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement, resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The amendments to this ASU are to be applied prospectively. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Based on the Company's evaluation of this ASU, the adoption of this amendment will not have a material impact on the Company's consolidated financial statements.

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

Page | 13

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

Financial Restructuring
During the three months ended June 30, 2011, the Company completed a major restructuring of its balance sheet whereby the Company’s stockholders’ equity was increased approximately $31.3 million with a corresponding decrease in liabilities as outlined below.

Series D Preferred Stock
Pursuant to a debt conversion agreement dated June 30, 2011 with Crestpark LP, Inc, the Company issued 1,331,814 shares of Series D 8% Cumulative, Compounding Exchangeable Preferred Stock (“Series D Preferred Stock”) in satisfaction of $14,649,150 liabilities.  The detail of the liabilities and the associated annualized interest expense the Company will not incur as a result of the conversion is estimated as follows:

Page | 14

			Estimated
		Interest	Annualized
Description	Amount	Rate	Interest Savings
Long-term note payable - fixed tranche	$7,891,086	9.50%	$750,000	(a)
Long-term note payable - floating tranche	5,000,000	5.25%	$263,000	(b)
Revolving Credit Commitment	1,217,086	12.00%	$146,000	(b)
Accrued interest payable	540,978
	$14,649,150		$1,159,000

(a) Interest accrued monthly but not payable until January 2015
(b) Interest payable quarterly

In addition to the interest expense savings as a result of the debt conversion the Company is no longer obligated to make the $125,000 quarterly principal payments originally scheduled to begin in 2012 in connection with the floating tranche – an additional cash savings of $600,000. In total, management expects the debt conversion to positively impact the Company’s cash flow by approximately $270,000 in 2011, $900,000 in 2012 and $850,000 in 2013.

Series C Preferred Stock
In addition to the above debt conversion, on June 30, 2011, the Company filed Amended and Restated Certificate of Designation, Preferences and Rights of Preferred Stock Designated Series C 8% Cumulative, Compounding Exchangeable Preferred Stock (“Series C Preferred Stock”) with Mykonos. Among other things, the amendments eliminate the right of the holders of the Series C Preferred Stock to redeem their shares for cash and provides that all future dividends shall be payable only in additional shares of Series C Preferred Stock.

The effect of the amendment to the Series C Preferred Stock is a reclassification of the carrying value of the Series C Preferred Stock - $16,637,610 as of June 30, 2011, to Stockholders’ Equity.

In connection with the amended certificate of designation, the Company issued to Mykonos an additional 588,163 shares of Series C Preferred Stock in satisfaction of all accrued dividends and associated compounded accrued interest through June 30, 2011.

Outlook for 2011

The Company continues to actively bid on new opportunities and management is optimistic about the prospects of increasing the Company’s revenue over the remainder of 2011.

In addition, the financial restructuring, outlined above, results in a substantial reduction in the monthly expenses of the Company. As a result of the reduction in expenses, anticipated increases in revenue and the declining principal payments on long-term capital leases, management expects the Company to be cash flow positive (e.g. cash flow from normal operating activities will exceed principal payments on long-term debt) beginning with the three months ended September 30, 2011.

Page | 15

Summary of Financial Information

The following table provides a comparison of selected financial highlights, in thousands, for the three months ended June 30, 2011 and 2010:

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS
Three Months Ended June 30, 2011 and 2010
(In thousands)

			Fav / (Unfav)
	2011	2010	Change
Revenue:
Equipment revenue	$2,301	$2,482	$(181)
Services revenue	117	127	(10)
Royalty revenue	-	158	(158)
Total revenue	2,418	2,767	(349)
Costs of revenue	763	803	40
Gross profit margin	1,655	1,964	(309)
Gross profit margin %	68.4%	71.0%

Research and development expenses (R&D)	228	295	67
Sales, general and administrative expenses (SG&A)	1,690	1,515	(175)
Total R&D and SG&A	1,918	1,810	(108)
Operating loss	(263)	154	(417)
Interest expense, net	386	328	(58)
Net loss	$(649)	$(174)	$(475)
Preferred stock dividends and accretion	373	348	(25)
Net loss available to common stockholders	$(1,022)	$(522)	$(500)

Page | 16

Quarterly Highlights

In addition to the selected financial highlights above, the following selected quarterly financial and non-financial data over the past 5 quarters is important in understanding the trend in the Company’s results of operations:

CONDENSED CONSOLIDATED QUARTERLY FINANCIAL HIGHLIGHTS
QuarterlyTrend
(In Thousands)

Cash Flows From Operating Activities	Jun 30 2010	Sept 30 2010	Dec 31 2010	Mar 31 2011	Jun 30 2011

Net loss	$(174)	$(230)	$(157)	$(465)	$(650)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	185	262	259	309	305
Stock based compensation	34	35	74	81	73
Provision for Doubtful Accounts	-	-		54	203
Changes in operating assets and liabilities:					-
Accounts receivable	(195)	(154)	317	189	(392)
Inventories	57	(19)	15	55	(103)
Prepaid expenses	27	(59)	18	(90)	117
Accounts payable	(17)	105	(162)	(105)	150
Accrued expenses	(288)	(35)	(160)	108	7
Deferred revenue	(15)	(1)	(1)	(9)	(5)
Accrued interest payable	205	201	146	316	259

Net cash provided by (used in) operating activities	(181)	105	349	443	(36)

Principal payments on long-term debt	(433)	(436)	(433)	(436)	(347)

Net cash provided by (used in) operating activities less principal payments on long-term debt	$(614)	$(331)	$(84)	$7	$(383)

Because the Company finances the majority of all equipment purchases through long-term leases, the investing activities (e.g. purchase of leasehold improvements and equipment) of the Company are generally offset by the proceeds of long-term debt reported in financing activities. Accordingly in evaluating the cash flow of operations, management looks at the net cash provided by operating activities (as per the Consolidated Statement of Cash Flows) and subtracts the principal payments on long-term debt. For the three months ended June 30, 2011, the Company reported net cash used in operating activities of $36,000, primarily as a result of delayed payments from customers. Management expects this trend to reverse during the three months ended September 30, 2011.

Page | 17

For the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

Revenue

Equipment Revenue
Equipment revenue consists of the daily leasing of electronic monitoring equipment and periodic charges for lost or damaged equipment. For the three and six month periods ended June 30, 2011 the Company had equipment revenue of $2,301,000 and $4,681,000 compared with $2,482,000 and $4,931,000 for the same periods in 2010 which represents a decline of 7.3% and 5.0%, respectively, due to a net decline in the number of units deployed.

Service Revenues
Service revenues consist of daily charges for Monitoring Center Intervention, in connection with the leasing of GPS equipment outlined above. For the three and six months ended June 30, 2011 the Company reported service revenue of $117,000 and $237,000 compared to $127,000 and $242,000 for the same period in 2010.

Royalty Revenue
The Company earned royalty revenues of $125,000 per quarter through June 30, 2010 under a Patent License Agreement with Satellite Tracking of People, L.L.C. (STOP) which grants STOP a license to utilize specific technology that is patented by the Company.  The Company earned a royalty equal to 2.5% of STOP’s revenue utilizing this technology. The royalty was paid annually. The Company has earned the maximum amount of royalties it could earn under the STOP Patent License Agreement. Accordingly, the Company expects no future royalty revenue to be recognized and all payments were received as of March 31, 2011.

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

For the three and six month periods ended June 30, 2011 the Company reported cost of revenue of $763,000 and $1,599,000 compared to $803,000 and $1,757,000 for the same periods in 2010 which represent decreases of approximately 5% and 9%, respectively.

For the three months ended June 30, 2011 the $40,000 decrease in cost of revenue is attributable to the following:

•	$31,000 decrease in communications costs resulting from the renegotiation of our contract with our wireless service provider
•	$8,000 increase in freight costs
•	$17,000 decrease in various other costs including supply and repair costs

For the six months ended June 30, 2011 the $158,000 decrease in cost of revenue is attributable to the following:

•	$168,000 decrease in depreciation expense of which $124,000 is related to the 2nd quarter 2010 increase in estimated useful life

Page | 18

•	$34,000 increase in freight costs

•	$24,000 decrease in various other costs including supply and repair costs

Management anticipates that Cost of Revenue generally will not change except in connection with an increase in revenue, in which case there will be an increase in the Cost of Revenue proportionate to the growth.

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

R&D expenses for the three and six months ended June 30, 2011 were $228,000 and $459,000 compared to $295,000 and $609,000 for the same periods in 2010, a decrease of $67,000 and $150,000, respectively. R&D expenses decreased largely as a result of open positions during the quarter.

The Company is currently in the process of redesigning several major software systems and technology improvements and has capitalized certain payroll and related costs associated with the related development of the applications and technology. For the three and six months ended June 30, 2011 the Company capitalized in payroll costs $0 and $40,000 compared to $11,000 and $37,000 for the same periods in 2010.

Over the remainder of the year management anticipates having resources dedicated to capitalizable projects. Accordingly, the reported R&D in future periods will be in part dependent on the resources devoted to these projects.

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

For the three month period ended June 30, 2011, SG&A expenses increased $175,000 from $1,515,000 reported in 2010 to $1,690,000 reported in 2011. Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

•	Personnel related expenses included salaries, benefits, incentive compensation, and travel decreased approximately $93,000 as a result of the implemented cost control measures

•	Consulting fees decreased $25,000 in connection with the use of fewer consultants to staff open positions

Page | 19

•	Bad debt expense increased $203,000 in connection with the uncertainty of collectability of a certain accounts receivable

•	Stock option expenses increased $39,000

•	Various other expenses including advertising, insurance, communications, and other expenses increased an aggregate of $51,000

Except for the increased bad debt expense and costs incurred in connection with the June 30, 2011 financial restructuring, management expects that SG&A expenses will continue at or about the same level as reported for the three months ended June 30, 2011. The Company is strategically positioned to support material revenue growth without requiring a corresponding increase in SG&A expenses.

For the six month period ended June 30, 2011, SG&A expenses increased $172,000 from $3,057,000 reported in 2010 to $3,229,000 reported in 2011. Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

•	Personnel related expenses including salaries, benefits, and travel decreased approximately $144,000 as a result of the implemented cost control measures

•	Consulting fees decreased $46,000 in connection with the use of fewer consultants to fill open positions

•	Bad debt expense increased $257,000 in connection with the uncertainly of collectability of a certain accounts receivable

•	Stock option expense increased $73,000

•	Various other expenses including advertising, insurance, communications, and other expenses increased an aggregate of $32,000

Interest Expense, Net

Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. During the three and six months ended June 30, 2011 the Company reported net interest expense of $386,000 and $746,000, respectively, increases of $58,000 and $94,000 over the $328,000 and $652,000 reported for the three and six months ended June 30, 2010. The increase is attributable to additional borrowings from Crestpark LP, Inc offset by a decrease in the outstanding equipment financing lease facilities.

As a result of the conversion of debt to Series D Preferred Stock, we expect to see quarterly net interest expense decline by approximately $300,000 from the levels recorded in the three months ended June 30, 2011.

Net Loss

The Company’s net loss for the three and six month periods ended June 30, 2011 was $650,000 and $1,115,000, an increase of $476,000 and $494,000 over comparable periods in 2010 for the reasons described above.

Page | 20

Preferred Stock Dividends and Accretion

For the three and six month period ended June 30, 2011, preferred stock dividends and accretion totaled $373,000 and $742,000 as compared to $348,000 and $692,000 for the three and six month periods ended June 30, 2010. This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock. As a result of the amendment to the terms of the Series C Preferred Stock on June 30, 2011, which allows it to be recorded as shareholders’ equity rather than debt, the periodic accretion noted above, which was increasing the carrying amount of the Series C Preferred Stock, will not be required. For similar reasons, no accretion to carrying value is required on the Company’s Series D Preferred Stock. Additionally, while future dividends on both the Series C Preferred Stock and the Series D Preferred Stock will continue to accrue at a cumulative compounded rate of 8.0% per annum, such dividends and interest are payable only in additional shares of Preferred Stock.

Liquidity and Capital Resources

The Company’s principal uses of cash are the payment of operating expenses and debt service payments on its debt obligations, including its capital lease financing. In general, the Company expects to meet these liquidity needs by generating positive cash flow from operating activities. The Company also uses cash to repay long-term capital lease obligations incurred in connection with the acquisition of monitoring equipment that it leases or sells to its customers. For the six months ended June 30, 2011, the Company generated $407,000 of cash from operating activities. Investing activities used $607,000 of cash and financing activities generated cash of $282,000. The total of all cash flow activities resulted in an increase in the balance of cash for the three months ended June 30, 2011 of $82,000. For the same period of 2010, the Company used $137,000 of cash in operating activities, used $180,000 in investing activities, and used $67,000 in cash from financing activities. The total of all cash flow activities in the six months ended June 30, 2010 resulted in a decrease in the balance of cash of $384,000.

The Company believes that its current working capital and the undrawn amounts available under the Company’s July 22, 2011 Note with Crestpark (as described fully in Note 9), combined with the amounts available to it through the capital lease financing arrangements with AHK are sufficient to meet its liquidity needs through 2011.

The Company expects to return to generating positive cash flow during the three months ended September 30, 2011 due to the reduction in expenses in connection with the financial restructuring, anticipated increases in equipment and services revenues, its continued efforts to control operating costs and the decrease in principal payments on long-term capital leases which mature throughout 2011.

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

Page | 21

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information required by this Item with respect to the issuance of 588,163 shares of the Company’s Series C 8% Cumulative, Compounding Exchangeable Preferred Stock and of 1,331,814 shares of the Series D 8% Cumulative, Compounding Exchangeable Preferred Stock on June 30, 2011 without registration under the Securities Act of 1933, as amended, has been previously reported by the Company on a Current Report on Form 8-K filed on July 1, 2011.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved.

Page | 22

Item 5. Other Information.

On August 11, 2011, the Company entered an Amended and Restated Employment Agreement with Peter A. Michel, President and Chief Executive Officer of the Company, and an Amended and Restated Employment Agreement with Lincoln D. Zehr, Chief Financial Officer of the Company. In each case, the principal amendment to the previous Employment Agreements of Messrs. Michel and Zehr was the inclusion of a provision providing for the payment of a success bonus if they remain employed by the Company through the conclusion of a change in control transaction and of a retention bonus as long as they remain employed by the Company or a successor company in a similar capacity for a minimum period of six months after the consummation of a change of control transaction. In either case, the condition of continuous employment is waived if their employment with the Company (or its successor) is terminated without cause or, in the case of the retention bonus, they are not offered employment by a successor to the Company at the same or equivalent position and at the same or a higher level of pay for such six month period. For purposes of these bonus payment provisions, a change of control is defined to mean (A) a sale of substantially all of the assets of the Company, (B) a merger or combination involving the Company after which the owners of the voting stock of the Company immediately prior to the merger or combination own less than 50% of the outstanding shares of voting stock of the surviving corporation, or (C) the acquisition of more than 50% of the outstanding shares of voting stock of the Company, whether by tender offer or otherwise, by any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) other than any person who beneficially owned more than 50% of the outstanding shares of voting stock of the Company on the date hereof or a trustee or other fiduciary holding securities under an Executive benefit plan of the Company. The amount of the success bonuses that can be earned are $56,000 for Mr. Michel and $40,000 for Mr. Zehr. The amount of the retention bonuses (which will be paid in addition to the success bonuses) that can be earned are $113,000 for Mr. Michel and $80,000 for Mr. Zehr. All such bonuses will be payable in addition to any compensation otherwise payable to Messrs. Michel and Zehr under the terms of their respective Amended and Restated Employment Agreement, which terms remain the same as those provided in their previous employment agreements. The terms of the Amended and Restated Employment Agreements were approved by the Board of Directors.

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

Page | 23

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Statements of Stockholders’ Equity for the six months ended June 30, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.

Page | 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel
President & CEO

Dated: August 15, 2011

By:	/s/Lincoln Zehr
Lincoln Zehr
Chief Financial Officer

Dated: August 15, 2011

Page | 25