Form 10-Q
period 2011-09-30
ISECURETRAC CORP
filed 2011-11-14
CIK 1088120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)
☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

The number of shares of issuer’s common stock outstanding as of October 24, 2011 was 10,930,117.

iSecureTrac Corp.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$456,128	$88,956
Accounts receivable, net of allowance for doubtful accounts of $727,754 in 2011 and $470,998 in 2010	1,552,921	1,717,235
Inventories	288,533	223,629
Prepaid expenses and other	209,762	158,749
Total current assets	2,507,344	2,188,569
Leasehold improvements and equipment, net of accumulated depreciation of $13,325,120 in 2011 and $12,428,434 in 2010	3,606,707	3,719,361
Goodwill	2,302,179	2,302,179
Other assets	18,059	68,059
Total assets	$8,434,289	$8,278,168
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$543,995	$449,414
Accrued expenses	337,024	298,009
Revolving line of credit	-	642,886
Note payable	50,000	-
Current maturities of long-term debt	712,703	1,185,254
Deferred revenues	66,011	71,024
Accrued interest payable	833	-
Total current liabilities	1,710,566	2,646,587
Long-term debt, less current maturities, including accrued interest on long-term debt	2,553,767	15,266,221
Total liabilities	4,264,333	17,912,808
Redeemable convertible Series C preferred stock	-	15,896,210
Commitments and contingency
Stockholders' equity
Common stock	10,930	10,928
Nonredeemable exchangeable Series C preferred stock	15,882	-
Nonredeemable exchangeable Series D preferred stock	13,318	-
Additional paid-in capital	87,507,079	55,551,402
Accumulated deficit	(83,377,253)	(81,093,180)
Total stockholders' equity (deficit)	4,169,956	(25,530,850)
Total liabilities and stockholders' equity	$8,434,289	$8,278,168

See Notes to Consolidated Financial Statements (unaudited).

Page | 1

iSECUREtrac Corp. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Revenues:
Equipment leasing	$2,299,640	$2,437,485	$6,829,887	$7,313,861
Administrative, field & support service revenues	117,941	123,280	354,870	365,057
Equipment sales	60,869	64,823	211,672	119,113
Royalty revenue	-	-	-	282,815
Total revenues	2,478,450	2,625,588	7,396,429	8,080,846
Operating expenses:
Cost of revenues	726,345	828,916	2,325,166	2,585,999
Research and development	176,049	286,521	635,544	895,840
Sales, general and administrative	1,371,261	1,413,507	4,599,794	4,470,560
Total operating expenses	2,273,655	2,528,944	7,560,504	7,952,399
Operating income (loss)	204,795	96,644	(164,075)	128,447
Interest income (expense):
Interest income	-	2	2	7
Interest expense	(84,710)	(326,866)	(830,637)	(979,253)
Total interest expense	(84,710)	(326,864)	(830,635)	(979,246)
Income (loss) before provision for income taxes	120,085	(230,220)	(994,710)	(850,799)
Provision for income taxes	-	-	-	-
Net income (loss)	$120,085	$(230,220)	$(994,710)	$(850,799)
Preferred stock dividends and accretion	(647,652)	(375,409)	(1,389,052)	(1,067,332)
Net loss available to common stockholders	$(527,567)	$(605,629)	$(2,383,762)	$(1,918,131)
Basic and diluted loss per common share	$(0.05)	$(0.06)	$(0.22)	$(0.18)
Weighted average shares of common stock outstanding	10,930,117	10,890,717	10,929,673	10,853,109

See Notes to Consolidated Financial Statements (unaudited).

Page | 2

iSECUREtrac Corp. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2011
(Unaudited)

							Additional
	Common Stock		Preferred Series C		Preferred Series D		Paid -in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	10,927,451	$10,928	-	$-	-	$-	$55,551,402	$(81,093,180)	$(25,530,850)
Shares issued for directors' fees	2,666	2	-	-	-	-	1,998	-	2,000
Stock based compensation	-	-	-	-	-	-	222,117	-	222,117
Series C preferred stock dividends	-	-	-	-	-	-	352,262	(993,973)	(641,711)
Series D preferred stock dividends	-	-	-	-	-	-	295,390	(295,390)	-
Reclassification of Series C preferred stock pursuant to amended designation	-	-	1,588,163	15,882	-	-	16,621,728	-	16,637,610
Shares issued in connection with debt conversion	-	-	-	-	1,331,814	13,318	14,561,871	-	14,575,189
Accretion to redemption value of preferred stock	-	-	-	-	-	-	(99,689)	-	(99,689)
Net loss	-	-	-	-	-	-	-	(994,710)	(994,710)
Balance, September 30, 2011	10,930,117	$10,930	1,588,163	$15,882	1,331,814	$13,318	$87,507,079	$(83,377,253)	$4,169,956

See Notes to Consolidated Financial Statements (unaudited).

Page | 3

iSECUREtrac CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities
Net loss	$(994,710)	$(850,799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	896,686	940,934
Stock based compensation	224,117	117,521
Provision for Doubtful Accounts	256,756	-
Changes in operating assets and liabilities:
Accounts receivable	(92,442)	(157,344)
Inventories	(64,904)	45,943
Prepaid expenses and other assets	(1,012)	(59,503)
Accounts payable	32,620	56,622
Accrued expenses	37,015	(720,286)
Deferred revenues	(5,013)	(24,469)
Accrued interest payable	589,567	621,633
Net cash provided by (used in) operating activities	878,680	(29,748)
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(620,182)	(76,928)
Capitalization of software development costs	(163,850)	(159,610)
Net cash used in investing activities	(784,032)	(236,538)
Cash Flows From Financing Activities
Principal proceeds from notes	50,000	-
Principal proceeds from long-term debt	750,000	360,000
Proceeds from revolving line of credit	575,000	400,000
Proceeds from equipment term loan	-	618,805
Principal payments on long-term debt	(1,092,476)	(1,289,994)
Payments in connection with Series D Preferred Stock and debt conversion agreement	(10,000)	-
Proceeds from the exercise of options and warrants	-	32,758
Net cash provided by (used in) financing activities	272,524	121,569
Increase (decrease) in cash	367,172	(144,717)
Cash at beginning of period	88,956	719,662
Cash at end of period	$456,128	$574,945
Supplemental Non-cash Disclosure
Issuance of 1,331,814 of Series D Preferred Stock in connection with:
Conversion of long-term debt pursuant to debt conversion agreeement dated June 30, 2011	$14,108,972	-
Accrued interest payable on related long-term debt converted	540,178	-

See Notes to Consolidated Financial Statements.

Page | 4

iSECUREtrac CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2011 and 2010
(Unaudited)
Note 1. General

The unaudited interim condensed consolidated financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) and its wholly-owned subsidiary, iSt Services, Inc., at December 31, 2010, has been taken from the audited consolidated financial statements at that date. The condensed consolidated financial statements for the three and nine months ended September 30, 2011 and September 30, 2010 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations and cash flows for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011. Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company believes that its current working capital combined with expected future cash flow and the amounts available to it through the capital lease financing arrangements as described in Note 6 are sufficient to meet its liquidity needs through 2012. Management is in the process of negotiating a long-term line of credit with a local financial institution to address unexpected, short-term liquidity needs. This line of credit is expected to replace the current Note Payable outlined in Note 5.

Note 2. Common Stock, Common Stock Options and Warrants

The Company is authorized to issue up to 75,000,000 shares of common stock with a stated par value of $0.001.

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

During the three and nine months ended September 30, 2011, the Company granted options to purchase a total of 4,000 and 44,000 shares of common stock to five and fifteen employees pursuant to the 2006 Plan. During the three and nine months ended September 30, 2011, 100,500 and 188,563 options issued under the 2006 Plan were forfeited, 0 and 20,875 options issued under the 2001 Plan were forfeited and no options issued under employment agreements outside the 2006 Plan and the 2001 Plan were forfeited. No options were exercised during the three and nine months ended September 30, 2011. The following table shows stock option activity during the nine month period ended September 30, 2011:

Page | 5

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,282,529	$1.31	7.1 Years	$535,829
Granted	44,000	0.47
Exercised	-	-
Forfeited	(209,438)	0.93
Outstanding at September 30, 2011	3,117,091	$1.31	5.58 Years	$20
Exercisable at September 30, 2011	2,779,819	$1.37	5.28 Years	$20

During the three and nine month period ended September 30, 2011, 0 and 21,550 warrants expired and no warrants were granted by the Company or exercised by warrant holders.

At September 30, 2011, the Company had 3,117,091 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 658,018 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

The Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Risk free interest rate	3.32%	3.29%
Expected volatility factor	80.68%	81.28%
Expected option term in years	3.5 to 6.5	3.5 to 6.5
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	0% and 3%	0% and 3%

The risk-free interest rate is determined on the date the grant is issued. This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of 3.5 years to 6.5 years. Expected volatilities are based upon looking back at historical stock prices of the Company since the date of adoption of the plan.

Page | 6

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

The Company recorded compensation expense of $70,041 and $222,403 for the three and nine months ended September 30, 2011, respectively, compared to $32,079 and $111,521 for the same periods in 2010 related to employee stock-based compensation awards.

As of September 30, 2011, there was approximately $214,084 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees. The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2011	$58,586
2012	154,698
2013	800
Total	$214,084

Note 3. Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,091,292	$928,158	$163,134	$1,074,334	$834,957	$239,377
Leasehold improvements	175,819	112,771	63,048	173,521	98,365	75,156
Components held for future monitoring equipment builds	210,000	-	210,000	210,000	-	210,000
Software development costs	687,729	196,306	491,423	523,879	99,483	424,396
Monitoring equipment	14,766,987	12,087,885	2,679,102	14,166,061	11,395,629	2,770,432
Total leasehold improvements and equipment	$16,931,827	$13,325,120	$3,606,707	$16,147,795	$12,428,434	$3,719,361

Page | 7

During the three month period ended June 30, 2010 management increased the estimated useful life of certain monitoring equipment from three years to five years to more accurately reflect the expected life of the related assets. The effect of the increase in estimated useful life was a decrease in depreciation expense for the nine months ended September 30, 2011 of $124,000, an earnings per share impact of approximately $0.01.

During the periods ending September 30, 2011 and September 30, 2010, the Company capitalized software development costs of $163,850 and $159,610, respectively.

Note 4. Goodwill

Goodwill is the excess of the cash paid over the fair value of the net assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year or if certain events or circumstances occur.  The Company determined that there was no impairment of goodwill as of December 31, 2010. No events transpired in the nine months ended September 30, 2011 that required a reevaluation of this conclusion.

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

Revolving Credit Commitment - The proceeds of the Revolving Credit Commitment of $1,468,788 were to be used for working capital needs and are anticipated to be repaid from cash flow generated by the operations of the Company. The Revolving Credit Commitment has a term ending on January 1, 2015, is unsecured and bears interest at a fixed noncompounded rate of 12% per annum, payable quarterly. The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Revolving Credit Commitment.

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

On July 22, 2011, the Revolving Credit Commitment was terminated and replaced with a short-term note payable to Crestpark in the amount of $250,000 which was available to the Company to draw upon and matured September 20, 2011. On September 14, 2011 the maturity date on the short-term note payable was extended to October 20, 2011. Additionally, as described in Note 9 – Subsequent Events, subsequent to September 30, 2011, the maturity date on the short-term note payable was amended to November 20, 2011. Pursuant to the Note, Crestpark agrees to make advances to the Company from time to time upon request and subject to the conditions set forth in the Note. As of September 30, 2011, the Company had $50,000 outstanding under the short-term note payable and $200,000 available to draw. Amounts drawn and repaid under the note payable are not eligible to be re-drawn.

Page | 8

Equipment Term Loan - The proceeds of the $1,750,000 Equipment Term Loan were to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients. It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time. At Crestpark’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms. The Equipment Term Loan had a term ending January 1, 2012, bears interest at a fixed rate of 12% per annum and was secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan. The Company was also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan. The Equipment Term Loan was terminated on December 31, 2010.

Crestpark is an affiliate of Mykonos 6420 LP (“Mykonos”). As the sole holder of the Company’s Series C Preferred Stock, as amended, Mykonos shares with Crestpark the right to elect a majority of the Company’s Board of Directors. The terms of the Loan Agreement were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

Note 6. Long-Term Debt

The Company had the following long-term debt at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Crestpark LP, Inc
One secured note payable maturing on January 1, 2015
Fixed Tranche ~ with an interest rate of 9.5% effective December 31, 2010	$2,000,000	$9,891,086
Floating Tranche ~ with an interest rate of 2% over prime (5.25% at September 30, 2011)	-	5,000,000
Crestpark LP, Inc Total	$2,000,000	$14,891,086
AHK Leasing, LLC
Eleven separate capital leases with related parties that are carrying interest rates at 8.50% to 11.15% and maturing October 2011 to August 2014	1,217,914	1,560,389
Total long-term debt	$3,217,914	$16,451,475
Less current maturities	(712,703)	(1,185,254)
Total long-term debt less current maturities	$2,505,211	$15,266,221

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

As of September 30, 2011 and December 31, 2010, the Company has outstanding a Note Payable (“Note”) with Crestpark for $2,000,000 and $14,891,086, respectively, under a Credit and Security Agreement originally dated December 18, 2007 and subsequently amended. Outstanding borrowings are due and payable on the earlier of (i) January 1, 2015 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Note, plus all accrued but unpaid interest. The Company may prepay the Note at any time without premium or penalty.

Page | 9

The Note provides, among other things, that the Fixed Tranche of the borrowings thereunder shall bear interest at 9.5% per annum and that such interest will be due and payable at maturity of the Note. Additionally, prior to the debt conversion agreement, the Floating Tranche under the Note bore interest at a floating rate equal to 2% over the prime rate (the “Base Rate”), payable quarterly beginning March 31, 2011. Accrued interest on the Note was $48,556 and $0 at September 30, 2011 and December 31, 2010, respectively.

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

Capital Leases - AHK Leasing, LLC.

AHK Leasing, LLC (“AHK”) is a company controlled by three stockholders, one of which is a current director. These loans were in the form of capital leases with 36 month terms and bearing interest at a rate of 8.50% to 11.15% per annum and mature between October 2011 and August 2014. There was no accrued interest payable to AHK at September 30, 2011.

Total interest expense, including unused commitment fees, for the three and nine months ended September 30, 2011 and September 30, 2010 is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010
AHK interest on long term debt	$31,791	$53,013	$108,566	$195,427

Crestpark LP interest on long-term debt	49,756	221,219	655,768	656,443

Crestpark LP credit agreements	864	47,427	61,762	109,197

Other	2,300	5,207	4,540	18,186
Total interest expense	$84,710	$326,866	$830,637	$979,253

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

Page | 10

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

An additional 588,163 shares of Series C Preferred Stock were issued to Mykonos for payment of all dividends and associated compounded interest through June 30, 2011. Accordingly, as of June 30, 2011 the Company had issued and outstanding 1,588,163 shares of Series C Preferred Stock and no accrued dividends.

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

Page | 11

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

As of September 30, 2011 the Company had accrued $352,262 in Series C Preferred Stock dividends, all of which was accrued during the three months ended September 30, 2011.

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

Page | 12

As of September 30, 2011 the Company had accrued $295,391 in Series D Preferred Stock dividends, all of which was accrued during the three months ended September 30, 2011.

As the holder of all issued and outstanding shares of Series D Preferred Stock, Crestpark, an affiliate of Mykonos, shares the right to appoint a majority of the Company’s Board of Directors with Mykonos the holder of all issued and outstanding shares of the Company’s Series C Preferred Stock.

Note 9. Subsequent Events.

On October 19, 2011, the parties agreed to extend the maturity date on the promissory note with Crestpark by 30 days, to November 20, 2011. Pursuant to the Note, Crestpark agrees to make advances to the Company from time to time upon request and subject to the conditions set forth in the Note. Amounts borrowed and repaid may not be re-borrowed.

Note 10. Recent Accounting Pronouncements

In September 2011, Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2011-08, "Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This ASU simplifies how entities test goodwill for impairment. The amendments in ASU 2011-10 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, however early adoption is permitted. Based on the Company's evaluation of this ASU, the adoption of this amendment will not have a material impact on the Company’s consolidated financial statements.

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

Page | 13

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

Page | 14

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

Page | 15

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

Highlights of Quarter Ending September 30, 2011

The results of operation for the three months ended included the following highlights:

•	First ever reported quarterly net income before preferred stock dividends
•	Highest operating income ever reported for a quarter
•	Increased revenue over the previous quarter for the first time since September 2010

Outlook for the Remainder of 2011 and 2012

Management expects the Company’s results of operations during the final quarter of 2011 to be very similar to the three months ended September 30, 2011 – generating net income and positive cash flow.

Going into 2012, the Company’s largest contract, which accounts for approximately 30% of revenue for the three months ended September 30, 2011, will end on January 4, 2012. Accordingly, that agency is conducting a public bid process. While the Company has received no official notification, management believes it is unlikely that the Company will re-win that contract.

The Company continues to actively bid on new opportunities and management is optimistic about the prospects of adding new contracts. During the three months ended September 30, 2011 the Company signed a number of new contracts which are expected to begin producing revenue late in the last quarter of 2011 or early 2012. However, none of these new contracts or known opportunities are of sufficient size to absorb the potential loss of the above contract and as such, the Company’s revenue is expected to drop significantly if the contract is transitioned to a new provider. Although the Company would expect to receive revenues from this contract into 2012, as it is transitioned to a new provider, there is no way to predict how long that transition period might be. Accordingly, there is no way to quantify with any level of accuracy, the amount of the potential decline in revenue for 2012.

Page | 16

 In the event the Company does not re-win the above contract, the Company’s ability to maintain sufficient liquidity is, in part, the result of the financial restructuring which decreased annualized cash flow requirements related to interest and principal payments on long-term debt. In addition, the Company’s cash flow requirement on long-term equipment leases is expected to decline over $800,000 from 2011 to 2012. Furthermore, as a result of certain actions taken management expects other operating expenses to decline over $500,000, annualized, from the levels reported in the three months ended September 30, 2011.

Management believes its current working capital combined with expected future cash flow will be sufficient to meet the Company’s liquidity requirements through 2012, regardless of the outcome of the bid process in connection with the above contract.

Summary of Financial Information

The following table provides a comparison of selected financial highlights, in thousands, for the three months ended September 30, 2011 and 2010:

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS
Three Months Ended September 30, 2011 and 2010
(In thousands)

			Fav / (Unfav)
	2011	2010	Change
Revenue:
Equipment revenue	$2,360	$2,502	$(142)
Services revenue	118	123	(5)
Total revenue	2,478	2,625	(147)
Costs of revenue	726	829	103
Gross profit margin	1,752	1,796	(44)
Gross profit margin %	70.7%	68.4%

Research and development expenses (R&D)	176	286	110
Sales, general and administrative expenses (SG&A)	1,371	1,413	42
Total R&D and SG&A	1,547	1,699	152
Operating income	205	97	108
Interest expense, net	85	327	242
Net income (loss)	$120	$(230)	$350
Preferred stock dividends and accretion	648	376	(272)
Net loss available to common stockholders	$(528)	$(606)	$78

Page | 17

Quarterly Highlights

In addition to the selected financial highlights above, the following selected quarterly financial and non-financial data over the past 5 quarters is important in understanding the trend in the Company’s results of operations:

CONDENSED CONSOLIDATED QUARTERLY FINANCIAL HIGHLIGHTS
Quarterly Trend
(In Thousands)

	Sept 30 2010	Dec 31 2010	Mar 31 2011	Jun 30 2011	Sept 30 2011
Revenue:
Equipment leasing	$2,502	$2,442	$2,380	$2,301	$2,360
Service Revenue	123	118	120	117	118
Total Revenue	2,625	2,560	2,500	2,418	2,478

Costs of Revenue	829	910	836	763	726

Gross profit margin	1,796	1,650	1,664	1,655	1,752
Gross profit margin %*	68.4%	64.5%	66.6%	68.4%	70.7%

Research & Development (R&D)	286	225	232	228	176

Selling General & Admin (SG&A)	1,413	1,266	1,538	1,690	1,371
Subtotal R&D and SG&A	1,699	1,491	1,770	1,918	1,547

Operating Income (Loss)	$97	$159	$(106)	$(263)	$205

* Gross proft margin percentage = Gross Profit Margin / Total Revenue

Page | 18

CONDENSED CONSOLIDATED QUARTERLY FINANCIAL HIGHLIGHTS
QuarterlyTrend
(In Thousands)

Cash Flows From Operating Activities	Sept 30 2010	Dec 31 2010	Mar 31 2011	Jun 30 2011	Sept 30 2011

Net income (loss)	$(230)	$(157)	$(465)	$(650)	$120
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	262	259	309	305	283
Stock based compensation	35	74	81	73	70
Provision for doubtful accounts	-	-	54	203	-
Changes in operating assets and liabilities:
Accounts receivable	(154)	317	189	(392)	110
Inventories	(19)	15	55	(103)	(17)
Prepaid expenses	(59)	18	(90)	117	(28)
Accounts payable	105	(162)	(105)	150	(12)
Accrued expenses	(35)	(160)	108	7	(78)
Deferred revenue	(1)	(1)	(9)	(5)	9
Accrued interest payable	201	146	316	259	15

Net cash provided by (used in) operating activities	105	349	443	(36)	472

Principal payments on long-term debt	(436)	(433)	(436)	(347)	(310)

Net cash provided by (used in) operating activities less principal payments on long-term debt	$(331)	$(84)	$7	$(383)	$162

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

For the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

Revenue

Equipment Revenue
Equipment revenue consists of the daily leasing of electronic monitoring equipment and periodic charges for lost or damaged equipment. For the three and nine month periods ended September 30, 2011 the Company had equipment revenue of $2,360,000 and $7,042,000 compared with $2,502,000 and $7,432,000 for the same periods in 2010 which represents a decline of 5.7% and 5.3%, respectively, due to a net decline in the number of units deployed.

Page | 19

Service Revenues
Service revenues consist of daily charges for Monitoring Center Intervention, in connection with the leasing of GPS equipment outlined above. For the three and nine months ended September 30, 2011 the Company reported service revenue of $118,000 and $355,000 compared to $123,000 and $365,000 for the same period in 2010. The decline is service revenues is also a result of the net decline in the number of units deployed.

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

For the three and nine month periods ended September 30, 2011 the Company reported cost of revenue of $726,000 and $2,325,000 compared to $829,000 and $2,586,000 for the same periods in 2010 which represent decreases of approximately 12.4% and 10.1%, respectively.

For the three months ended September 30, 2011 the $103,000 decrease in cost of revenue is attributable to the following:

•	$93,000 decrease in communications costs resulting from the renegotiation of our contract with our wireless service provider during the three months ended June 30, 2011
•	$66,000 decrease in 3rd party equipment costs driven by the Company’s decision to terminate its reseller relationship with STOP, L.L.C. under which the Company deployed their one piece device
•	$13,000 increase in freight costs
•	$43,000 increase in various other costs including supply and repair costs

For the nine months ended September 30, 2011 the $261,000 decrease in cost of revenue is attributable to the following:

•	$180,000 decrease in depreciation expense of which $124,000 is related to the 2nd quarter 2010 increase in estimated useful life
•
$120,000 decrease in 3rd Party equipment costs, which includes a $130,000 decrease due to the Company’s decision to terminate its reseller relationship with STOP, L.L.C under which the Company deployed their one piece device

•	$88,000 decrease in communications costs resulting from the renegotiation of our contract with our wireless service provider during the three months ended June 30, 2011
•	$48,000 increase in freight costs

Page | 20

•	$79,000 increase in various other costs including supply and repair costs

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

R&D expenses for the three and nine months ended September 30, 2011 were $176,000 and $636,000 compared to $286,000 and $895,000 for the same periods in 2010, a decrease of $111,000 and $259,000, respectively. R&D expenses decreased largely as a result of open positions during the quarter and nine months ended September 30, 2011.

The Company is currently in the process of redesigning several major software systems and technology improvements and has capitalized certain payroll and related costs associated with the related development of the applications and technology. For the three and nine months ended September 30, 2011 the Company capitalized payroll costs of $0 and $40,000 compared to $5,000 and $42,000 for the same periods in 2010.

Over the remainder of the year management anticipates having resources dedicated to capitalizable projects. Accordingly, the reported R&D in future periods will be in part dependent on the resources devoted to these projects. However, overall R&D expenses are expected to continue at or about the current levels for the quarter ending December 31, 2011 and then as a result of certain actions taken, begin declining in 2012.

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

For the three month period ended September 30, 2011, SG&A expenses decreased $42,000 from $1,413,000 reported in 2010 to $1,371,000 reported in 2011. Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

•
Personnel related expenses included salaries, benefits, incentive compensation, and travel decreased approximately $101,000 as a result of the implemented cost control measures and open positions during the quarter

•	Stock option expenses increased $38,000

Page | 21

•	Various other expenses including advertising, insurance, communications, and other expenses increased an aggregate of $21,000

Management expects that SG&A expenses will continue at or about the same level as reported for the three months ended September 30, 2011 for the quarter ending December 31, 2011 and then begin to decline in 2012 as a result of certain actions taken during the current quarter. The Company remains strategically positioned to support material revenue growth without requiring a corresponding increase in SG&A expenses.

For the nine month period ended September 30, 2011, SG&A expenses increased $129,000 from $4,471,000 reported in 2010 to $4,600,000 reported in 2011. Significant increases and decreases of SG&A expense in the comparable periods are highlighted below:

•
Personnel related expenses including salaries, benefits, and travel decreased approximately $245,000 as a result of the implemented cost control measures and open position during the 3rd quarter of 2011

•	Consulting fees decreased $46,000 in connection with the use of fewer consultants to fill open positions

•	Office supply costs increased $100,000 largely due to the transition to Salesforce.com and FinancialForce.com platforms, a transition that was ongoing through 2011

•	Bad debt expense increased $257,000 in connection with the uncertainly of collectability of a certain accounts receivable

•	Stock option expense increased $111,000

•	Various other expenses including advertising, insurance, communications, and other expenses decreased an aggregate of $48,000

Interest Expense, Net

Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. During the three and nine months ended September 30, 2011 the Company reported net interest expense of $85,000 and $831,000, respectively, decreases of $242,000 and $148,000 from the $327,000 and $979,000 reported for the three and nine months ended September 30, 2010. The decrease is attributable to the financial restructuring completed June 30, 2011.

Net Income / (Loss)

The Company generated net income for the three months ended September 30, 2011 of $120,000, an improvement of $350,000 over the net loss of $230,000 realized during the three months ended September 30. For the nine months ended September 30, 2011, the Company realized a net loss of $995,000 which was $144,000 greater than the $851,000 net loss realized in the first nine months of 2010 for the reasons described above.

Page | 22

Preferred Stock Dividends and Accretion

For the three and nine month period ended September 20, 2011, preferred stock dividends and accretion totaled $648,000 and $1,389,000 as compared to $376,000 and $1,067,000 for the three and nine month periods ended September 30, 2010. This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock. As a result of the amendment to the terms of the Series C Preferred Stock on June 30, 2011, which allows it to be recorded as shareholders’ equity rather than debt, the periodic accretion noted above, which was increasing the carrying amount of the Series C Preferred Stock, will not be required, beginning with the three months ended September 30, 2011. For similar reasons, no accretion to carrying value is required on the Company’s Series D Preferred Stock. Additionally, while future dividends on both the Series C Preferred Stock and the Series D Preferred Stock will continue to accrue at a cumulative compounded rate of 8.0% per annum, such dividends and interest are payable only in additional shares of Preferred Stock.

Liquidity and Capital Resources

The Company’s principal uses of cash are the payment of operating expenses and debt service payments on its debt obligations, including its capital lease financing. In general, the Company expects to meet these liquidity needs by generating positive cash flow from operating activities. The Company also uses cash to repay long-term capital lease obligations incurred in connection with the acquisition of monitoring equipment that it leases or sells to its customers. For the nine months ended September 30, 2011, the Company generated $879,000 of cash from operating activities. Investing activities used $784,000 of cash and financing activities generated cash of $272,000. The total of all cash flow activities resulted in an increase in the balance of cash for the nine months ended September 20, 2011 of $367,000. For the same period of 2010, the Company used $30,000 of cash in operating activities, used $237,000 in investing activities, and generated $122,000 in cash from financing activities. The total of all cash flow activities in the nine months ended September 30, 2010 resulted in a decrease in the balance of cash of $145,000.

The Company believes that its current working capital, combined with expected future cash flow and the amounts available to it through the capital lease financing arrangements with AHK are sufficient to meet its liquidity needs through 2012. Management is in the process of negotiating a long-term line of credit with a local financial institution to address unexpected, short-term liquidity needs. This line of credit is expected to replace the current Note Payable outlined in Note 5.

As outlined earlier, the Company’s largest contract, which expires January 4, 2012, is currently being re-bid and management believes it is unlikely to re-win the contract. Although the Company would expect to receive revenues from this contract during a transition period there is no way to predict how long that transition period might be and thus with any level of accuracy, the amount of the potential decline in revenue. As such, the Company expects to continue generating positive cash flow through the remainder of 2011 and into 2012 so long as the Company continues to generate revenue from the above contract.

In the event the Company does not re-win the above contract, the Company’s ability to maintain sufficient liquidity is, in part, the result of the financial restructuring which decreased annualized cash flow requirements related to interest and principal payments on long-term debt. In addition, the Company’s cash flow requirement on long-term equipment leases is expected to decline over $800,000 from 2011 to 2012. Furthermore, as a result of certain actions taken management expects other operating expenses to decline over $500,000, annualized, from the levels reported in the three months ended September 30, 2011.

Page | 23

Management believes that cash on hand at September 30, 2011 combined with expected future cash flow will be sufficient to meet the Company’s liquidity requirements through 2012 regardless of the outcome of the bid process in connection with the above contract.

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

Page | 24

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved.

Item 5. Other Information.

None

Item 6.  Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (3)

3.2	Restated Bylaws of the Company (1)

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Preferred Stock Designated Series C 8% Cumulative, Compounding Exchangeable Preferred Stock (2)

3.4	Certificate of Designation, Preferences and Rights of Preferred Stock Designated Series D 8% Cumulative, Compounding Exchangeable Preferred Stock of the Company (2)

4.1	Form of Common Stock Certificate (1)

10.1	Debt Conversion Agreement, Dated June 30, 2011, by and between the Company and Crestpark LP, Inc. (2)

10.2	Amended and Restated Registration Rights Agreement, dated June 30, 2011, by and between the Company, Mykonos 6420, LP and Crestpark LP, Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s registration statement on Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(2)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on July 1, 2011 (Commission File No. 0-26455).

(3)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on December 14, 2006 (Commission File No. 0-26455).

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Statements of Stockholders’ Equity for the nine months ended September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.

Page | 25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By:	/s/ Peter A. Michel
Peter A. Michel
President & CEO

Dated: November 14, 2011

By:	/s/Lincoln Zehr
Lincoln Zehr
Chief Financial Officer

Dated: November 14, 2011

Page | 26