Form 10-K
period 2011-12-31
ISECURETRAC CORP
filed 2012-03-12
CIK 1088120

As filed with the Securities and Exchange Commission on March 12, 2012.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011          Commission file number: 000-26455

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated filer ☐     Accelerated filer ☐         Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates, all of which is voting, was approximately $4,809,000, based on the closing sale price reported on June 30, 2011.

As of February 13, 2012, there were 10,930,117 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2011, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K

iSecureTrac Corp.

PART I

Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements including statements about the future of iSECUREtrac Corp.’s products and the industry, statements about future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-K, forward-looking statements are generally identified by the words “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. Readers of this Form 10-K should understand that a number of factors could cause the Company’s actual results to differ materially from those expressed in the forward-looking statements contained herein. Many of these factors are described in Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations and under the heading “Risk Factors”. Other factors discussed elsewhere in this report, in filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference may also affect the Company’s future financial condition and results of operations.

Item 1. Business

General

As used in this report the terms “we”, “us”, “our”, “iSECUREtrac”, or the “Company” refer to iSECUREtrac Corp., a Delaware corporation that is the successor in interest to a Colorado corporation initially incorporated in 1983.

iSECUREtrac develops, markets, leases and services technology solutions for community supervision agencies that assist them in “monitoring compliance and modifying behavior” of individuals who are under the supervision of the criminal justice system and social service agencies, primarily in the United States.

The Company’s principal sources of revenue are daily leasing of electronic monitoring equipment including access to the corresponding web-based monitoring software, and providing administrative, field and support services, generally charged on a per offender/per day basis.

Our principal customers are federal, state, county, and municipal law enforcement and corrections agencies and not-for-profit agencies in the United States. Our customers also include social service agencies dealing with curbing juvenile delinquency and domestic violence and abuse.

Our customers utilize the Company’s products and services to monitor offenders in various stages of community supervision such as probation, pre-trial, parole; various populations such adult, juveniles or offenses such as sex offenders or domestic violence.

In general, the majority of the funding for the cost of the Company’s products and services, as well as any personnel or resources required to run the program and manage the offenders or participants comes from one of two sources -

Agency Pay - where the costs are paid for by state or local community supervision agencies, or social service agencies which receive their funding from the allocation of tax receipts by the local authorities, or

Offender Pay – where the costs are paid for by the offender. In various circumstances, the agencies may provide facility space or administrative personnel whereas in other instances the offender fees pay for all resources necessary including facility costs and personnel.

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

Based upon customer feedback and reported results of field testing in connection with RFP (Request for Proposal) evaluations, the System 5000 remains an industry leading GPS tracking solution supported by the Verizon wireless network – widely recognized as America’s largest and most reliable wireless network, as measured by JD Power & Associates. In addition, the Company offers products and services through third-party providers. Automated-Voice-Notification was added in 2006; complementary, non-proprietary, GPS tracking systems were added in 2008; and biometric voice verification was added in 2009.

Market Overview

According to the latest data available from the Bureau of Justice, published in November 2011, at the end of 2010 there were 4,888,000 adult offenders under community supervision. The majority of these individuals (83%) were on probation – generally a term of community supervision as an alternative to incarceration with the remaining 17% on parole – generally a term of community supervision following incarceration. These figures overall represent a 1.3% decline from the prior year in the number of adults under community supervision – the second consecutive year of declines in the number of people under community supervision.

At the same time, the number of adults incarcerated in the United States declined .8% - with approximately 1.6 million adults incarcerated – 83% of which were incarcerated by State agencies and 17% incarcerated by Federal agencies. While discussions have been on-going at virtually all levels of government about prison overcrowding, in reality, there has been very little done to reduce the number of people incarcerated in the United States.

The electronic monitoring systems offered by the Company (e.g. GPS, House Arrest, Voice Verification and Visual Breath Alcohol) are very logical and economical alternatives to incarceration (e.g. probation) and provide the opportunity to expand the number of people on parole. Overall, they enable an agency to monitor, at a greater level of supervision, the activities of a growing number of probationers and parolees without having to allocate additional labor resources to such monitoring efforts. Community supervision programs give corrections and law enforcement agencies more flexibility in solving budget-related problems. Since public safety is maintained or improved by linking alternative sentencing programs with electronic monitoring, programs like work release become viable, cost-effective tools for today’s correctional system.

Accordingly, despite the decline in the number of adults under community supervision the actual demand for electronic monitoring systems is not expected to experience a similar decline anytime soon.

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

(3)	electronic monitoring reduces prison and jail overcrowding, and

(4)	electronic monitoring helps to reduce the rate of recidivism (re-offense) when combined with regular rehabilitation/reintegration counseling. A large National Institute of Justice study of Florida offenders placed on electronic monitoring found that monitoring significantly reduces the likelihood of failure under community supervision. The decline in the risk of failure (re-offending) is about 31% compared with offenders placed on other forms of community supervision.

Industry/Technology Advancements

Despite being in development for several decades, the electronic monitoring market continues to exhibit signs of an emerging, early stage industry.  New technology is constantly being developed and introduced.  In general, the technological advancements of the new products are able to demand a higher price point.  However, technological advancements over the past few years have not made a substantial impact on the industry as a whole. Furthermore, the industry has historically demonstrated that in most instances, there remains a steady and consistent demand for the existing technology and products. We are constantly evaluating our technology against the other offerings in the market place and will explore the development of new technology as appropriate.

Our Products and Services

iSECUREtrac has a full suite of electronic monitoring products and services consisting of:

•	GPS Tracking Systems, including Automated Voice Notification

•	House Arrest

•	Visual Breath Alcohol Testing

•	Bio-metric Voice Verification

•	Supplemental Services

Web-Based Software/System Interface (tracNET24)

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

Visual Breath Alcohol Testing

Our breath alcohol monitoring system enables an offender’s breath alcohol levels to be tested remotely and at the offender’s residence. The system calls the offender on a scheduled, random, or on-demand basis, giving him clear instructions. The offender blows into a drinking straw inserted in the HomeStation while a camera on the unit photographs the offender. Breath Alcohol Test data and photographs are sent electronically to our data center. Our personnel confirm the offender’s identity by comparing the event verification photo with an original reference picture provided by the agency. Deviation from program parameters, as defined by the agency, results in monitoring center staff contacting appropriate agency personnel.

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

Supplemental Services

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

Sales and Distribution Channels

The Company markets its products and services through two methods: through direct contracts with state, local and county correction agencies and not-for-profit agencies or through resellers who have direct relationships with those same agencies and other end users of our products who integrate iSECUREtrac’s systems with their own localized install and removal services or case management services.

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

Competition

The Company competes for GPS-based offender monitoring with a number of different companies, including:

•	G4S a subsidiary of Group 4 Securicor
•	Omnilink Systems
•	ProTech Monitoring, Inc., an affiliate of 3M
•	BI Incorporated, an affiliate of The GEO Group
•	Satellite Tracking of People, LLC
•	SecureAlert (SCRA.OB)

The 3M acquisition of ProTech Monitoring and The GEO Group’s acquisition of BI Incorporated have provided substantially more capital and resources to these two companies. Thus, while there is no one company that dominates the market, these two companies have access to technical, marketing, distribution and procurement resources that are greater than those of the Company, in addition to capital resources.

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

It is unknown whether this observed seasonality will continue as federal funding of state and local programs as well as state and local tax revenues, and therefore state and local budgets become more stable and predictable.

Principal Suppliers

The Company’s products are manufactured in the United States by Altron Inc. of Anoka, Minnesota, an ISO-9002 qualified electronics manufacturer in accordance with manufacturing specifications set by the Company.

The Company has in place a purchase order for System 5000 units which will be delivered during the first six months of 2012. Management believes the units on this purchase order combined with our current working stock are sufficient to meet expected demand in 2012.

Principal Customers

The Company has one customer, the Office of the Commissioner of Probation of the Commonwealth of Massachusetts, which accounted for 28.6% and 22.1% of its total revenues for the years ended December 31, 2011 and 2010, respectively. The receivable balance for this customer at December 31, 2011 and 2010 was $265,090 and $213,313, respectively. The Company has been notified that the Commonwealth of Massachusetts has selected a new electronic monitoring vendor. The Company’s contract, currently set to expire March 31, 2012 may be extended to allow for transition to the new vendor. However, the exact timing of transition to the new vendor, and thus the impact on revenue for 2012, is at this time unclear.

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

Research and Development

The electronic monitoring market continues to exhibit signs of an emerging, early stage industry. New technology is constantly being developed and introduced. However, technological advancements over the past few years have not made a substantial impact on the industry as a whole. Furthermore, the industry has historically demonstrated that in most instances, there remains a steady and consistent demand for the existing technology and products.

The Company is constantly evaluating our technology against the other offerings in the market place and will explore the development of new technology as appropriate. Nonetheless we are constantly working to improve our products, services and software. Our research and development staff designs and develops products incorporating GPS technology, wireless communications, web-based reporting and data storage and transmission.

Our research and development activities are primarily related to our GPS products and the systems by which the equipment and services are delivered.  During 2011, these activities were mainly related to improving the functionality of the core systems (tracNET24) and the expansion of new service delivery platform (tracNET24 and Salesforce.com). During 2011 and 2010, our research and development expenses totaled $823,000 and $1,120,000, respectively.

Employees

Department	Full-Time Employees	Part-Time Employees
Executives	1	0
Administrative Personnel	3	1
Sales	3	0
Customer Support	10	0
Monitoring Center	14	1
Technology Services	2	0
Operations	17	0
Engineering and Development	8	0
Total Employee Count at December 31, 2011	60

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

Our revenues have not been sufficient to cover our cost of operations and other expenses, and we have yet to establish profitable operations. We incurred net losses of $1,207,000 and $1,007,000 for the years ended December 31, 2011 and 2010 respectively. As a result, on December 31, 2011, the Company is reporting an accumulated deficit of $84,237,000. There is no assurance that we will be able to increase our revenues or manage our operating expenses so that our revenues will be sufficient to cover our operating expenses or that we will achieve profitability in the future.

We have incurred secured debt and may not have enough cash to repay it at maturity.

As of December 31, 2011 we have borrowed a total of $2,000,000 under a Credit and Security Agreement with Crestpark LP, Inc (“Crestpark”), an affiliate of our controlling shareholder. This debt is due, along with applicable accrued interest on January 2, 2015.

Borrowings under the credit facility with Crestpark are secured by a first priority security interest in all of the assets of the Company except for senior interests in certain assets held by the providers of our equipment leasing facility and our working capital line of credit. To the extent that the Company is not able to retain sufficient cash flow from operations to repay principal and interest on this loan, we will need to refinance the loan through additional debt or equity financings. There is no assurance that the Company will be able to generate sufficient cash flow from operations to service this loan and there is no assurance that we will be able to refinance it or otherwise raise capital in order to repay all amounts that will be due and payable on the loan. If we cannot repay all principal and interest on the loan as due, we will be subject to all of the remedies available to the lender upon default, including foreclosure of virtually all of our assets. It is unlikely that the holders of our common stock would recover any of their investment if that were to occur.

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

While we acquire the components used in our products from various vendors, we currently rely on a single electronics manufacturer, Altron, Inc. to manufacture most of our PTUs. In addition we have only one provider of ankle cuffs for each of the GPS tracking systems we offer. We have not qualified or contracted with other manufacturers for our PTUs or ankle cuffs. Accordingly, if our vendors encounter difficulties with meeting our demand, alternative components may not be available quickly enough to avoid delaying production and shipment of customer orders. Any such delays may hamper our ability to service existing customers or market our products and services to new customers. Also, if the agreements with our current providers are terminated or expire, our search for additional or replacement providers could result in significant delays, added expense and our inability to maintain or expand our customer base. The Company has scheduled delivery of all equipment under the current purchase order by mid-2012. No further purchase orders have been issued at this time.

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

As of December 31, 2011, the Company has outstanding a significant number of shares of Preferred Stock and related warrants to acquire common stock, as outlined in the table below. The holders of these shares have the ability to acquire a majority position in our common stock and appoint a majority of our Board.

	December 31, 2011	Weighted Average Exercise Price
Shares issuable upon conversion of Series C Exchangeable Preferred Stock (1)	7,595,563	N/A

Warrants issuable upon conversion of Series C Exchangeable Preferred Stock (1)	6,287,045	$2.30

Shares issuable upon conversion of Series D Exchangeable Preferred Stock (2)	24,830,431	N/A

Common stock options outstanding	3,028,632	$1.33

Common stock warrants outstanding (1)	658,018	$2.64

(1) 85.75% held by MH Imports

(2) 100% held by Crestpark LP, Inc.

MH Imports and Crestpark LP, Inc are wholly owned subsidiaries of Consolidated Investment Services, Inc.

Consolidated Investement Services, Inc. is a wholly owned subsidiary of Sammons Enterprises, Inc.

Upon conversion of the Preferred Stock into common stock, and exercise of associated warrants, the holders of the Preferred Stock will control a majority of the shares of our common stock. Prior to that time, the holders of the Preferred Stock have the right to appoint a majority of our Board of Directors. In addition, each share of Preferred Stock will have 11 votes on all other matters submitted to the vote of the Company’s stockholders. Accordingly, the holders of our Preferred Stock hold a majority of the voting power held by all stockholders of the Company. If the holders of the Preferred Stock exchange their Preferred Stock for shares of the Company’s common stock and exercise all of these warrants, they would own approximately 78% of the issued and outstanding shares of the Company’s common stock with MH Imports holding approximately 25% and Crestpark, LP Inc. holding approximately 49%.

The holders of the Preferred Stock are entitled to a preference payment in transactions treated as liquidations.

Upon any liquidation of the Company, which may include a merger or sale transaction, no distribution shall be made to the holders of shares of Common Stock or other stock ranking junior to the Series C Preferred Stock and Series D Preferred Stock unless, prior thereto, the holders of shares of Series C Preferred Stock and Series D Preferred Stock shall have received an amount per share equal to the per share Original Issue Price plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, multiplied by a factor of 105%. As of December 31, 2011, the amount payable to the holders of the Preferred Stock upon liquidation in priority to holders of shares of Common Stock was approximately $33 million.

.A single entity controls a significant number of the voting rights of the Company.

Sammons Enterprises, Inc. by virtue of their voting rights associated with their ownership of the Preferred Stock, held by MH Imports and Crestpark LP, Inc. has the ability to effectively control the affairs of the Company including but not limited to the election of our directors and approval or preclusion of corporate transactions. This concentration of voting rights may also have the effect of delaying or preventing a change of control or making other transactions more difficult or impossible without their support.

We have issued a large number of dilutive instruments to holders of preferred stock and employees and issuance of the related shares of common stock may depress the market price of our common stock.

As detailed above, the Company has issued preferred stock which is convertible into commons stock and warrants and options to purchase common stock. The issuance and sale of these shares is likely to result in substantial dilution to the proportionate equity interest and voting power of holders of our common stock. The sale of these shares also has potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased stock. Such an event could place further downward pressure on the price of our common stock. This presents an opportunity for short sellers to contribute to the further decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market.

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

Item 2. Properties

The Company leases approximately 11,477 square feet of office space located at 5078 South 111th Street, Omaha, Nebraska where most of the Company’s administrative, service, and other business operations are conducted. The lease was amended on December 14, 2009 to extend the term of the lease to December 31, 2014. The base rent for this property was $6,780 per month for 2011. In addition to base rent, the Company pays a pro rata share of the operating expenses of the building. The Company’s pro rata share of operating expenses on the leased premises is $2,822 per month. In the opinion of management, the 5078 South 111th Street facility is adequate for the Company’s current and reasonably foreseeable needs. The Company does not own any real property.

Item 3. Legal Proceedings

The Company is not currently involved in any material pending legal proceedings but may, from time to time, be involved in ordinary routine litigation incidental to the business.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. iSECUREtrac’s common stock is listed on the OTC Bulletin Board under the trading symbol “ISEC”. The following table sets forth the high and low sale prices for the Company’s common stock during each calendar quarter of 2010 and 2011:

Year	Quarter	High	Low
	1st	$0.72	$0.37
2010	2nd	$1.01	$0.56
	3rd	$1.30	$0.78
	4th	$1.04	$0.60
	1st	$1.01	$0.59
2011	2nd	$0.66	$0.28
	3rd	$0.51	$0.22
	4th	$0.30	$0.08

The source of the foregoing information is Bloomberg, LP Quotations and reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders. As of December 31, 2011 there were approximately 360 stockholders of record for the Company’s common stock.

Dividends. The Company has not declared any dividends on shares of Common Stock and has no plans to do so in the foreseeable future.

Recent Sales of Unregistered Securities. The Company issued 2,666, 12,696 and 17,010 shares of common stock without registration under the Securities Act of 1933 during 2011, 2010 and 2009, respectively, to non-management directors as payment of director fees. The number of shares of common stock issued in each case was based on the fair market value of the Company’s common stock as of the date of the meetings to which such fees related. All previously unreported, unregistered issuances of common stock during 2011 are as follows:

Date		Amount of			Cash to
Issued	Title	Securities Sold	Security Holder	Description of Transaction	Company

02/24/11	Common Stock	2,666	Various Directors	Shares issued for directors' fees	N/A

All of the foregoing transactions of common stock were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act. All such shares are subject to restrictions on resale.

Company Purchases of its Equity Securities. No purchases of the Company’s common stock were made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18 under the Securities Exchange Act of 1934) during 2011.

Item 6. Selected Financial Data

Not Required for Smaller Reporting Company

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Highlights of 2011 Operations

Our Financial Results Continue to Improve

As explained in more detail below, we took a number of important steps in 2011 to stabilize our financial condition and improve our results of operation. Our continuing focus on controlling operating expenses throughout the year and the restructuring of our preferred stock and long-term debt that occurred on June 30, have had positive effects on our net worth and net income. We also have made changes to our management team during the second half of the year that we believe have better positioned the Company going forward. Although there were some short-term costs associated with executive severance, the long-term result of those changes will be an additional reduction in operating costs.

While we incurred a net loss of approximately $1.2 million on revenues of $9.2 million in 2011 compared to a net loss of $1.0 million on revenues of $9.7 million in 2010, we saw significant improvement in our profitability during the second half of the year as our actions began to have an effect. Our loss in the second six months of 2011 was $92,000 compared to $1.1 million in the first six months. In addition, the loss in the second six months included recognition of $298,000 of executive severance expenses. Without this expense, the Company would have recorded a profit of $206,000 during the second six months.

Revenues

At the beginning of this year we indicated that we believed revenue for 2011 would be down, in comparison to the prior year, and that the Company would return to cash flow positive operations before the end of the year. Both of these expectations held true, as revenue declined 7% and the Company generated $1.7 million of cash from operations.

Expenses

As we have done for the last four years, management has been diligent about ensuring that all expenditures are adding value and where possible we continue to strive to reduce costs.

•	We began 2010 year with an overall headcount of 73 and ended the year at 67 – a reduction of approximately 8%; we ended 2011 with a headcount of 60, a further reduction of 10%.
•	We continued to reduce Costs of revenue and increase the related gross profit margin as a percentage of revenue.
•	Although Selling general & administrative expenses increased by $476,000 in 2011, $298,000 of the increase was attributable to fourth quarter accruals for executive severance and $257,000 was attributable to the recognition of bad debt expense. Without these two items our Selling general & administrative expense would have been $79,000 less than 2010.

Financial Restructuring – Positive Stockholders’ Equity

On June 30, 2011 the Company modified the terms of the Series C Preferred Stock, issued in 2005, to eliminate the ability of the holder to redeem the stock for cash. This modification changed the accounting treatment of the Series C Preferred Stock, recorded at $16,265,000 just prior to the modification, from debt to stockholders’ equity. The Series C Preferred Stock was further modified to provide that all future dividends are payable only in additional shares of Series C Preferred Stock – not cash.

In addition, the Company issued 1,331,814 shares of Series D Preferred Stock in satisfaction of short-term and long-term interest bearing liabilities aggregating $14,649,000. The elimination of these interest bearing liabilities reduces the Company’s future expense and cash flow requirements.

The net effect of the Series C Preferred Stock modification and the issuance of Series D Preferred Stock was an increase in Stockholders’ Equity of nearly $31,000,000 with a corresponding reduction in liabilities. This also resulted in positive Stockholders’ Equity.

Liquidity – Revolving Line of Credit

On December 29, 2011, the Company executed a $750,000 asset-based revolving line of credit with Access Bank of Omaha to provide for short-term operating capital and liquidity. This line of credit replaces the $250,000 note payable to Crestpark LP, Inc.

New Management Team, New Vision , New Focus

With the departure of the Vice President of Operations and the President and Chief Executive Officer in the fourth quarter of 2011, followed by the appointment of Lincoln Zehr, CPA as the Company’s Chief Executive Officer the Company has put in place an exceptionally experienced and talented team. While a new team, the individuals are not new to the Company or the industry.

Melissa Starr, Vice President of Customer Service

Ms. Starr, who joined the Company two years ago as Director of Customer Support, has over 14 years of experience in the industry. She began her career managing an active caseload of over 150 offenders. She subsequently concentrated on business development and aiding community correction agencies in planning, designing and implementing successful alternatives to their current incarceration programs. She has a Bachelors Degree in Criminal Justice from Champan University in Southern California and is pursuing her Masters Degree in Public Administration with a concentration in Justice Management

Jeff Milner, Vice President of Sales

Mr. Milner returned to the Company in February 2012, after a nine year absence. He is an accomplished sales professional possessing thirty years of public and private sector experience. For over two decades he has successfully shown government agencies how to best leverage new technological resources and services without requiring additional budget appropriations. Mr.Milner’s breadth of direct industry experience includes administering offender monitoring services in both juvenile and adult jurisdictions. As a former line officer, supervisor and program director in both field and secure facility environments, he has a keen appreciation for the challenges that criminal justice and correction agencies face. While employed in such capacities, Mr. Milner successfully pioneered some of the first applications, on a self-pay basis, of electronic monitoring, remote alcohol testing, ignition interlock devices, and voice recognition systems. Mr. Milner holds a Bachelors Degree in Criminal Justice from Ball State University in Indiana.

Kimberly Reed, Vice President of Finance & Corporate Secretary

Ms. Reed has been the Controller of iSECUREtrac for approximately eight years. During that time she has developed an in depth understanding of the electronic monitoring industry and has made numerous valuable contributions to the organization. In such capacity Ms. Reed will act as the Company’s principal financial officer and be responsible for contract administration and all accounting functions including internal reporting as well as quarterly and annual reporting to the Securities Exchange Commission. She holds a Bachelors Degree in Accountancy from the University of North Dakota.

In addition to the changes above, the Company has made several other changes in the management of its Solution Center and Research & Development/Software Development. Management believes these changes have already had a significant impact on improving the Company’s customer service and responsiveness to customer needs.

Management expects these improvements, and others, to continue as a result of the team’s commitment to our vision of providing electronic monitoring and services using the best technology and software available and doing so with a high level of integrity and unparalleled customer service.

Outlook for 2012

The Company has been notified that the Commonwealth of Massachusetts has selected a new electronic monitoring vendor. The Company’s contract with the Commonwealth of Massachusetts, currently set to expire March 31, 2012, is expected to be extended to allow for transition to a new vendor.

As a result management expects revenue and related cash flow to decline when that contract begins to transition to the new vendor, although the exact timing and the impact is uncertain and cannot be accurately predicted at this point. Revenue and cash flow will remain down until such time as the units previously deployed in the Commonwealth of Massachusetts can be deployed under new or existing contracts.

Without regard to any change in revenue levels, management expects the actions taken during the latter portion of 2011 to reduce the Company’s 2012 operating costs. Accordingly, the Company needs only to redeploy 30%-40% of units currently in Massachusetts to maintain positive cash flow.

We believe that the new management team, executing on its updated strategic focus and vision will be successful in doing so and expects the Company to be cash flow positive for the 12 months ending December 31, 2012.

In regard to market conditions in 2012, management expects the industry to continue to be driven by sex-offenders legislation, but also sees the following factors having a significant impact:

Prison Overcrowding

While agencies at all levels of government have discussed the need to reduce prison overcrowding, the figures reported by the Bureau of Justice Statistics indicate that in reality very little has been done to reduce the number of adults incarcerated and thus to address prison overcrowding. We are beginning to see agencies develop electronic monitoring programs designed specifically to address this issue and believe that as agencies have success in this area, others will follow. The Company is involved with and pursuing programs that involve offender release/prison overcrowding.

Domestic Violence Programs

We continue to believe that there remains an increasing demand by the general public for a means of protecting domestic violence victims and as well, a growing interest by agencies in the implementation of domestic violence programs. Despite factors favoring the development of domestic violence programs, agencies face certain complications when considering them. One factor is funding – who should pay for these types of programs, the agency, the alleged victim or the alleged batterer. Additionally, although technology has also advanced to the point where it is possible to provide acceptable levels of protection to domestic violence victims – especially given the unpredictable nature of these situations, the protection is not absolute. The Company provides one of the best domestic violence solutions in the industry and it is our belief that the inability to guarantee the safety of a domestic violence victim should never prevent an agency from providing the victims with the protections that are available.

Offender Pay Programs

In response to budget concerns many agencies have begun to look at programs where the offender pays for all or a portion of the costs of electronic monitoring – commonly referred to as an “offender pay program”. These programs can be effective in addressing both prison overcrowding and domestic violence, but also the more traditional sex-offender. The Company has several of these offender pay programs and will continue to be intent on identifying opportunities where these programs can be implemented.

Summary of Financial Information

The following tables provide a comparison of selected financial highlights for the years ended December 31, 2011 and 2010 as well as selected quarterly financial and non-financial data that is important in understanding the Company’s results of operation for the year ended December 31, 2011 and the operating trends going into 2012.

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS

Year Ended December 31, 2011 and 2010

(In thousands)

			Fav / (Unfav)
	2011	2010	Change
Revenue:
Equipment revenue	$9,382	$9,874	$(492)
Services revenue	481	483	(2)
Royalty revenue	-	283	(283)
Total revenue	9,863	10,640	(777)
Costs of revenue	3,123	3,496	373
Gross profit margin	6,740	7,144	(404)
Gross profit margin % (a)	68.3%	67.1%

Research and development expenses (R&D)	822	1,120	298
Sales, general and administrative expenses (SG&A)	6,212	5,736	(476)
Total R&D and SG&A	7,034	6,856	(178)
Operating income (loss)	(294)	288	(582)
Interest expense, net	912	1,295	383
Net loss	$(1,206)	$(1,007)	$(199)
Preferred stock dividends and accretion	2,037	1,443	(594)
Net loss available to common stockholders	$(3,243)	$(2,450)	$(793)
Basic and diluted loss per common share	$(0.30)	$(0.23)	$(0.07)

(a) Gross proft margin percentage = Gross Profit Margin / Total Revenue

CONDENSED CONSOLIDATED QUARTERLY FINANCIAL HIGHLIGHTS
Quarterly Trend
(In Thousands)

	Dec 31 2010	Mar 31 2011	Jun 30 2011	Sept 30 2011	Dec 31 2011
Revenue:
Equipment leasing	$2,442	$2,380	$2,301	$2,360	$2,341
Service Revenue	118	120	117	118	126
Total Revenue	2,560	2,500	2,418	2,478	2,467

Costs of Revenue	910	836	763	726	798

Gross profit margin % (a)	1,650	1,664	1,655	1,752	1,669
Gross profit margin %	64.5%	66.6%	68.4%	70.7%	67.7%

Research & Development (R&D)	225	232	228	176	187

Selling General & Admin (SG&A)	1,266	1,538	1,690	1,371	1,613
Subtotal R&D and SG&A	1,491	1,770	1,918	1,547	1,800

Operating Income (Loss)	159	(106)	(263)	205	(131)

Interest expense	316	359	387	85	81
Net Loss	$(157)	$(465)	$(650)	$120	$(212)

Total Full-Time Equivalent Employees	67	66	62	60	60

(a) Gross proft margin percentage = Gross Profit Margin / Total Revenue

Operating Income (Loss) as reported	$159	$(106)	$(263)	$205	$(131)

Adjustment for 4th quarter 2011 accrual of executive severance (b)	-	-	-	-	298
Adjusted Operating Income (Loss)	$159	$(106)	$(263)	$205	$167

(b) The fourth quarter accrual of executive severance results in the fourth quarter of 2011 lacking comparability with previously reported quarters. The adjustment is being reflected here to illustrate the results of the fourth quarter 2011 without these expenses.

CONDENSED CONSOLIDATED QUARTERLY FINANCIAL HIGHLIGHTS

QuarterlyTrend

(In Thousands)

Cash Flows From Operating Activities	Dec 31 2010	Mar 31 2011	Jun 30 2011	Sept 30 2011	Dec 31 2011

Net income (loss)	$(157)	$(465)	$(650)	$120	$(212)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	259	309	305	283	285
Stock based compensation	74	81	73	70	51
Provision for doubtful accounts	-	54	202	1	-
Changes in operating assets and liabilities:
Accounts receivable	317	189	(392)	111	124
Inventories	15	55	(103)	(17)	(36)
Prepaid expenses	18	(91)	118	(28)	85
Accounts payable (1)	(162)	(104)	149	(12)	299
Accrued expenses	(160)	108	7	(78)	221
Deferred revenue	(1)	(9)	(5)	9	(3)
Accrued interest payable	146	316	259	15	47

Net cash provided by (used in) operating activities	349	443	(37)	474	861

Adjustment for equipment purchases in Accounts Payable for comparative purposes (1)	(10)	-	-	-	(449)

Adjusted Net cash provided by (used in) operating activities	339	443	(37)	474	412
Principal payments on long-term debt	(433)	(436)	(347)	(309)	(279)

Adjusted Net cash provided by (used in) operating activities less principal payments on long-term debt	$(94)	$7	$(384)	$165	$133

(1)	Because equipment purchases are not made ratably throughout the year and the Company uses lease financing to fund equipment purchases, removing the equipment invoices from Accounts Payable provides a more comparable picture of net cash provided by (used in) operating activities.

For the year ended December 31, 2011 compared to the year ended December 31, 2010

Revenue

Equipment Revenue

Equipment revenue consists of the daily leasing of electronic monitoring equipment and periodic charges for lost or damaged equipment. For year ended December 31, 2011 the Company reported equipment revenue of $9,382,000 compared with $9,874,000 for 2010 which represents decreases of approximately 5%, due to a decline in the number of units deployed.

Service Revenue

Service revenue consists of daily charges for Monitoring Center Intervention, in connection with the leasing of GPS equipment outlined above. For the year ended December 31, 2011 the Company reported service revenue of $481,000 as compared to $483,000 reported in 2010.

Royalty Revenue

Royalty revenue reported by the Company for the year ended December 31, 2011 was $0, a decrease of $283,000 from the $283,000 reported in 2010.

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

Cost of revenue for the year ended December 31, 2011 were $3,123,000, a decrease of $373,000 from $3,496,000 reported in 2010.

The decrease in cost of revenue is the net result of the following changes:

•	$199,000 decrease in the depreciation, of which $124,000 is attributed to lengthening estimated useful life effected during the three months ended June 30, 2010
•	$166,000 decrease in 3rd party equipment costs driven by the Company’s decision to terminate its reseller relationship with STOP, L.L.C. under which the Company deployed their one piece device
•	$99,000 decrease in communication costs resulting from the renegotiation of our contract with our wireless service provider during the three months ended June 30, 2011
•	$70,000 increase in the costs of operating our remote, secure data center, incurred as we upgraded the reliability, redundancy and expandability of our data center during the second half of 2011
•	$21,000 increase in various other costs including freight

Gross Profit Margin

The net effect of the $777,000 decrease in revenues offset by the $373,000 decrease in cost of revenues is a decrease in the Company’s gross profit margin of $404,000. Gross profit margin, as a percentage of total revenue, improved to 68.3% in 2011 from 67.1% in 2010 for the reasons described above.

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

The following table depicts the activity in Research & Development during the years ended 2011 and 2010.

	2011	2010
Gross Research & Development Costs	$1,021,000	$1,259,000
Less:
Costs capitalized related to software improvements	198,000	139,000
Research & Development Costs expensed in the Consolidated Statement of Operations	$823,000	$1,120,000

Future Gross R&D expenses are expected to be at or near levels experienced for 2011, however the amount of capitalization of certain payroll costs in connection with projects that qualify for capitalization may fluctuate and impact the R&D expenses reflected in the Consolidated Statement of Operations.

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

For the year ended December 31, 2011, SG&A expenses increased $476,000 to $6,212,000 from $5,736,000 incurred in 2010. Significant components of the increase in SG&A expense from 2010 to 2011 are highlighted below:

•	$246,000 decrease in recurring personnel related expenses including salaries, benefits, consultants, recruiting, and travel
•	$298,000 increase in personnel related expenses related to executive severance packages
•	$49,000 decrease in consultant expense
•	$257,000 increase in bad debt expense due to the uncertainty of collectability of a certain accounts receivable
•	$90,000 increase in stock option expense
•	$112,000 increase in office supplies largely due to the transition to Salesforce.com and FinancialForce.com platforms, a transition that was ongoing through 2011
•	$14,000 increase in other operating expenses including advertising, insurance, communications, profession fees and other expenses

Looking forward, management expects Operating Expenses which include SG&A and R&D to decrease to approximately $1,325,000 per quarter, or $5,300,000 per year which, if achieved, would represent an overall decrease from 2011 of approximately $1,700,000.

Interest Expense, Net

Net interest expense represents the total interest expense incurred by the Company in connection with its borrowings from Crestpark, LP Inc. (“Crestpark”) and AHK Leasing LLC (“AHK”) reduced by the interest income earned by the Company during the year. The net interest expense decreased $383,000 from $1,295,000 in 2010 to $912,000 in 2011. This decrease is attributable to the financial restructuring completed June 30, 2011 and a reduction in interest expense for AHK capital leases that matured during 2011 offset by new capital leases.

In 2012, interest expense on both long-term debt and equipment financing is expected to continue at approximately $85,000 per quarter. Interest expense would increase to the extent that the Company borrows under its $750,000 revolving line of credit.

Net Loss

The Company’s net loss for 2011 was $1,207,000 an increase of $200,000 from the $1,007,000, reported in 2010 for the reasons described herein.

Preferred Stock Dividends and Accretion

For the year ended December 31, 2011, preferred stock dividends and accretion totaled $2,037,000 as compared to $1,443,000 for 2010. This increase was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock, in addition to accrued dividends on the newly issued Series D Preferred Stock. As a result of the amendment to the terms of the Series C Preferred Stock on June 30, 2011, which allows it to be recorded as shareholders’ equity rather than debt, the periodic accretion noted above, which was increasing the carrying amount of the Series C Preferred Stock, will not be required. For similar reasons, no accretion to carrying value is required on the Company’s Series D Preferred Stock. Additionally, while future dividends on both the Series C Preferred Stock and the Series D Preferred Stock will accrue at a cumulative compounded rate of 8.0% per annum, such dividends are payable only in additional shares of Preferred Stock.

Liquidity and Capital Resources

For the year ended December 31, 2011, the Company generated $1,741,000 of cash in operating activities, used $1,269,000 in investing activities and used $56,000 in financing activities.  The total of all cash flow activities in 2011 resulted in a increase in the balance of cash of $417,000.

For the year ended December 31, 2010, the Company generated $319,000 of cash in operating activities, used $458,000 in investing activities and used $492,000 in financing activities.  The total of all cash flow activities in 2010 resulted in a decrease in the balance of cash of $631,000.

In addition to cash generated by operations, the Company has access to credit facilities under lending agreements with AHK to finance the acquisition of tracking equipment and Access Bank to meet its other working capital needs as follows:

AHK:

AHK, a company controlled by three stockholders, one of which is a current director has indicated that they expect to continue to provide lease financing for our monitoring equipment purchases during 2012. Through sale-leaseback arrangements, the Company sells the inventory to AHK and then leases the equipment back. All capital leases are treated as financing transactions with interest rates ranging from 8.50% to 11.25% per annum. At December 31, 2011, these capital leases had final lease payments due between January 2012 and June 2014. As of December 31, 2011, the aggregate balance on the capital leases totaled $940,000 of which $538,000 is current and the balance of $402,000 is classified as long-term debt. The Company made principal payments on capital leases with AHK totaling $1,371,000 and $1,723,000 during 2011 and 2010, respectively.

Access Bank:

The Company has a Business Loan Agreement (the “Loan Agreement”) with Access Bank of Omaha, Nebraska (the “Bank”) for its working capital needs. Through this Loan Agreement, the Bank has made available to the Company an asset-based revolving line of credit of up to $750,000 through December 31, 2012 (the “Line of Credit”). Borrowings under the Line of Credit are evidenced by a Promissory Note of the Company, dated December 29, 2011 (the “Note”), and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a Commercial Security Agreement by and between the Company and the Bank, dated December 29, 2011 (the “Security Agreement”). Borrowings against the Line of Credit will be used, if needed, to meet the Company’s working capital needs from time to time and will be limited to a borrowing base equal to 75% of the Company’s eligible accounts receivable. Outstanding borrowings against the Line of Credit will bear interest at a variable rate equal to 2.5% over an index rate representing the prime rate on corporate loans posted by at least 70% of the nation’s largest banks. The Company is also required to pay the Bank a quarterly non-use fee of 0.50% per annum on the average annual funds available under the Line of Credit, but will be waived by the Bank for any quarter during which the average borrowings exceed 60% of the funds available. As of December 31, 2011, $750,000 was available under the Line of Credit. The Company has not borrowed any funds under the Line of Credit.

By the end of 2011, the Company was incurring approximately $175,000 in recurring monthly costs of revenues and $496,000 in recurring monthly operating expenses, adjusted for the impact of the executive severance packages and excluding non-cash expenses such as the provision for doubtful accounts, depreciation and amortization of stock options.  The majority of the recurring monthly operating expenses consisted of salaries, wages, payroll taxes, health insurance and other employee benefits.  In addition to these recurring monthly operating expenses, the Company’s other principal uses of cash are the payment of other recurring monthly operating expenses, the acquisition of monitoring equipment and the changes in working capital. In general, the Company meets its liquidity needs from its current revenues, existing cash and cash equivalents and through capital leasing arrangements. As of December 31, 2011, the Company had $506,000 in cash and cash equivalents.

The Company believes that its current working capital combined with the amounts available for additional working capital via the Business Loan Agreement with Access Bank and through lease financing for its monitoring equipment through AHK are sufficient to meet its liquidity needs through 2012.

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

Royalty revenue – the Company earned royalty revenues through 2010 on a patent license agreement under which it licenses its patented technology to a competitor.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including goodwill for impairment on an annual basis. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future undiscounted and discounted cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. The Company recorded no impairment charges for the years ended December 31, 2011 and December 31, 2010.

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

Consolidated Financial Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

iSECUREtrac Corp.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of iSECUREtrac Corp. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iSECUREtrac Corp. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen LLP

Kansas City, Missouri

March 12, 2012

iSECUREtrac Corp. and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$505,500	$88,956
Accounts receivable, net of allowance for doubtful accounts of $727,754 in 2011 and $470,998 in 2010	1,428,265	1,717,235
Inventories	324,919	223,629
Prepaid expenses and other	124,355	158,749
Total current assets	2,383,039	2,188,569
Leasehold improvements and equipment, net of accumulated depreciation of $13,610,392 in 2011 and $12,428,434 in 2010	3,806,381	3,719,361
Goodwill	2,302,179	2,302,179
Other assets	18,059	68,059
Total assets	$8,509,658	$8,278,168
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$847,076	$449,414
Accrued expenses	555,884	298,009
Revolving line of credit	-	642,886
Current maturities of long-term debt	538,206	1,185,254
Deferred revenues	63,063	71,024
Total current liabilities	2,004,229	2,646,587
Long-term debt, less current maturities, including accrued interest on long-term debt	2,498,692	15,266,221
Total liabilities	4,502,921	17,912,808
Redeemable convertible Series C preferred stock	-	15,896,210
Commitments and contingency
Stockholders' equity
Common stock	10,930	10,928
Nonredeemable exchangeable Series C preferred stock	15,882	-
Nonredeemable exchangeable Series D preferred stock	13,318	-
Additional paid-in capital	88,203,493	55,551,402
Accumulated deficit	(84,236,886)	(81,093,180)
Total stockholders' equity (deficit)	4,006,737	(25,530,850)
Total liabilities and stockholders' equity	$8,509,658	$8,278,168

See Notes to Consolidated Financial Statements.

iSECUREtrac Corp. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and 2010

	2011	2010
Revenues:
Equipment leasing	$9,161,668	$9,749,671
Administrative, field & support service revenues	480,536	482,881
Equipment sales	220,978	124,316
Royalty revenue	-	282,815
Total revenues	9,863,182	10,639,683
Operating expenses:
Cost of revenues	3,122,803	3,495,918
Research and development	822,647	1,120,293
Sales, general and administrative	6,212,033	5,736,213
Total operating expenses	10,157,483	10,352,424
Operating income (loss)	(294,301)	287,259
Interest income (expense):
Interest income	2	7
Interest expense	(912,391)	(1,294,699)
Total interest expense	(912,389)	(1,294,692)
Loss before provision for income taxes	(1,206,690)	(1,007,433)
Provision for income taxes	-	-
Net loss	$(1,206,690)	$(1,007,433)
Preferred stock dividends and accretion	(2,036,704)	(1,442,983)
Net loss available to common stockholders	$(3,243,394)	$(2,450,416)
Basic and diluted loss per common share	$(0.30)	$(0.23)
Weighted average shares of common stock outstanding	10,929,784	10,868,372

See Notes to Consolidated Financial Statements.

iSECUREtrac Corp. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2011 and 2010

							Additional
	Common Stock		Preferred Series C		Preferred Series D		Paid -in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2009	10,816,100	$10,816	-	$-	-	$-	$55,516,568	$(78,839,223)	$(23,311,839)
Shares issued for directors' fees	12,696	13	-	-	-	-	7,987	-	8,000
Shares issued upon exercise of Options	98,655	99	-	-	-	-	40,226	-	40,325
Stock based compensation	-	-	-	-	-	-	183,080	-	183,080
Series C preferred stock dividends	-	-	-	-	-	-	-	(1,246,524)	(1,246,524)
Accretion to redemption value of preferred stock	-	-	-	-	-	-	(196,459)	-	(196,459)
Net loss	-	-	-	-	-	-	-	(1,007,433)	(1,007,433)
Balance, December 31, 2010	10,927,451	$10,928	-	$-	-	$-	$55,551,402	$(81,093,180)	$(25,530,850)
Shares issued for directors' fees	2,666	2	-	-	-	-	1,998	-	2,000
Stock based compensation	-	-	-	-	-	-	272,878	-	272,878
Series C preferred stock dividends	-	-	-	-	-	-	704,523	(1,346,235)	(641,712)
Series D preferred stock dividends	-	-	-	-	-	-	590,781	(590,781)	-
Reclassification of Series C preferred stock pursuant to amended designation	-	-	1,588,163	15,882	-	-	16,621,728	-	16,637,610
Shares issued in connection with debt conversion	-	-	-	-	1,331,814	13,318	14,559,871	-	14,573,189
Accretion to redemption value of preferred stock	-	-	-	-	-	-	(99,688)	-	(99,688)
Net loss	-	-	-	-	-	-	-	(1,206,690)	(1,206,690)
Balance, December 31, 2011	10,930,117	$10,930	1,588,163	$15,882	1,331,814	$13,318	$88,203,493	$(84,236,886)	$4,006,737

See Notes to Consolidated Financial Statements.

iSECUREtrac CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twelve Months Ended December, 2011 and 2010

	2011	2010
Cash Flows From Operating Activities
Net loss	$(1,206,690)	$(1,007,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,181,958	1,199,750
Stock based compensation	274,878	191,080
Provision for Doubtful Accounts	256,756	-
Changes in operating assets and liabilities:
Accounts receivable	32,214	160,095
Inventories	(101,290)	61,209
Prepaid expenses and other assets	84,394	(41,915)
Accounts payable	331,702	(105,178)
Accrued expenses	257,875	(879,657)
Deferred revenues	(7,960)	(25,913)
Accrued interest payable	637,290	766,832
Net cash provided by operating activities	1,741,127	318,870
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(1,066,809)	(193,743)
Capitalization of software development costs	(202,170)	(263,902)
Net cash used in investing activities	(1,268,979)	(457,645)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	750,000	360,000
Proceeds from revolving line of credit, net	575,000	292,886
Proceeds from equipment term loan	-	538,000
Principal payments on long-term debt	(1,370,604)	(1,723,142)
Payments in connection with Series D Preferred Stock and debt conversion agreement	(10,000)	-
Proceeds from the exercise of options and warrants	-	40,325
Net cash used in financing activities	(55,604)	(491,931)
Increase (decrease) in cash	416,544	(630,706)
Cash at beginning of period	88,956	719,662
Cash at end of period	$505,500	$88,956
Supplemental Non-cash Disclosure
Issuance of 1,331,814 of Series D Preferred Stock in connection with:
Conversion of long-term debt pursuant to debt conversion agreeement dated June 30, 2011	$14,108,972	-
Accrued interest payable on related long-term debt converted	540,178	-

Equipment purchases included in Accounts payable amounts above	$448,951	$9,800

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

We conduct our operations under one business segment.

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

Cash and cash equivalents: For financial statement purposes, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less when purchased to be cash equivalents. The carrying value of these investments approximates fair value due to the nature of the maturity period.

Trade accounts receivable: Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received. The Company generally offers credit terms of 45 days. Additionally, the Company reserves the right to assess finance charges on delinquent accounts where such charges are permitted. Accounts are considered delinquent after 45 days. There was $256,757 and $0 of bad debt expense for 2011 and 2010, respectively.

Inventories: Inventories consist of repair parts or components that will be used in the production or repair of revenue producing equipment. Inventory is stated at lower of cost or market. Inventories are reviewed for obsolescence on a quarterly basis.

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

The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future undiscounted and discounted cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. With respect to the Company’s long lived assets, the Company recorded no impairment charges for the years ended December 31, 2011 and 2010.

Product development: The Company capitalizes software and hardware development costs when a product's technological feasibility has been established and ends when the product is available for general release to customers. All software and hardware development costs are amortized on a straight-line basis over 36 months. As of December 31, 2011, the Company had capitalized development costs of $321,207 related to the System 5000 (included within Equipment) and $726,049 related to the improvements in the functionality of our web-based software and customer-facing interfaces. Of these amounts, $306,234 and $236,227, respectively, had been amortized through December 31, 2011. The net value of these capitalized software and hardware development costs are included in the Leasehold improvements and equipment line of the Consolidated Balance Sheets.

Research and development expenses: Research and development cost of $822,647 and $1,120,293, net of amounts capitalized, were charged to operations for the years ended December 31, 2011 and 2010, respectively.

Goodwill: Goodwill represents the excess of purchase price paid over the net identifiable assets of the acquired business. It is subject to annual tests for impairment, or whenever an impairment indicator is identified. The Company has recorded no impairment charges related to goodwill for the years ended December 31, 2011 and 2010.

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

	December 31, 2011	December 31, 2010
Shares issuable upon conversion of Series C Exchangeable Preferred Stock	7,595,563	4,782,609
Warrants issuable upon conversion of Series C Exchangeable Preferred Stock	6,287,045	6,287,045
Shares issuable upon conversion of Series D Exchangeable Preferred Stock	24,830,431	-
Common stock options outstanding	3,028,632	3,282,529
Common stock warrants outstanding	658,018	679,568

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

Royalty revenue – the Company entered into a Patent License Agreement in 2005 with Satellite Tracking of People, L.L.C.  (STOP), which grants STOP a license to utilize specific technology that is patented by the Company.  In exchange for that license the Company was entitled to receive a royalty payment from STOP equal to 2.5% of the revenue utilizing such technology, due annually by March 31 of each year, up to $1,500,000.   The Company accounts for these revenues on an accrual basis as the amounts are estimable and probable of collection.    The Company has earned the maximum amount of royalties it could earn under the STOP Patent License Agreement. Accordingly, the Company expects no future royalty revenue to be recognized and all payments were received as of March 31, 2011.

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

Uncertain Tax Positions. The Company accounts for all income taxes in accordance with ASC 740 – Income Taxes which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. There are no unrecognized tax benefits in the Company’s financial statements as of December 31, 2011 and 2010.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2011, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions used in the Black Scholes model to estimate compensation expense are as follows:

	2011	2010
Risk free interest rate	1.93%	1.91%
Expected volatility factor	74.82%	77.59%
Expected option term in years	6	6
Dividends	$0.00	$0.00
Forfeitures for executives	0%	0%
Forfeitures for non-executives	3%	3%

The risk-free interest rate is determined on the date the grant is issued. This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of 7 years. Expected volatilities are based upon looking back at historical stock prices over the expected option term.

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

The Company recorded pre-tax compensation expense for stock options issued to its employees of $272,878 and $183,080 for the years ended December 31, 2011 and 2010, respectively. The Company has recorded a full valuation allowance on deferred tax assets and, therefore, no tax benefit is recognized.

The fair value of stock warrants issued to non-employees is also accounted for using ASC 718. Related compensation expense is charged to income when incurred.

Advertising costs: Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2011 and 2010 was $16,732 and $10,235, respectively.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350). This ASU modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. This ASU is effective for fiscal years and interim periods beginning after December 15, 2010. Our adoption of ASU 2010-28 did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 – Goodwill and Other (Topic 350). This ASU simplifies the approach to testing goodwill for impairment. The ASU permits an entity to first assess qualitative factors to determine with it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This ASU is effective for fiscal years beginning after December 15, 2011. Our adoption of ASU 2011-08 will not have a material impact on our consolidated financial statements.

Note 2. Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment for the years ended December 31, 2011 and 2010 are as follows:

	2011			2010
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,093,531	$952,623	$140,908	$1,074,334	$834,957	$239,377
Leasehold improvements	175,819	117,268	58,551	173,521	98,365	75,156
Components held for future monitoring equipment builds	210,000	-	210,000	210,000	-	210,000
Software development costs	726,049	236,227	489,822	523,879	99,483	424,396
Monitoring equipment	15,211,374	12,304,274	2,907,100	14,166,061	11,395,629	2,770,432
Total leasehold improvements and equipment	$17,416,773	$13,610,392	$3,806,381	$16,147,795	$12,428,434	$3,719,361

The Company incurred depreciation and amortization expense of $1,181,958 and $1,199,750 for the years ended December 31, 2011 and 2010, respectively.

Note 3.  Goodwill

Goodwill is the excess of the cash paid over the net fair value of assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year.  The Company has determined that there is no impairment of goodwill as of December 31, 2011 and 2010.

Goodwill at December 31, 2011 and 2010 was $2,302,179.

Note 4. Credit Agreements

On November 10, 2008, the Company entered into a loan agreement (the “Loan Agreement”) with Crestpark LP, Inc. (“Crestpark”) and in connection with the Loan Agreement executed two separate promissory notes. The first note for $750,000 for working capital via a Revolving Credit Commitment and the second note for $1,750,000 for equipment financing via an Equipment Term Loan. The Loan Agreement was subsequently amended during 2011 and ultimately terminated on December 29, 2011.

Revolving Credit Commitment - The proceeds of the Revolving Credit Commitment of $1,468,788 were to be used for working capital needs and were anticipated to be repaid from cash flow generated by the operations of the Company. The Revolving Credit Commitment had a term ending on January 1, 2015, was unsecured and bore interest at a fixed non-compounded rate of 12% per annum, payable quarterly. The Company was also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Revolving Credit Commitment.

On June 30, 2011, the Company entered into a debt conversion agreement with Crestpark pursuant to which Crestpark converted the balance outstanding on the Revolving Credit Commitment of $1,217,086 into 110,717 shares of the Company’s Series D 8% Cumulative, Compounding Exchangeable Preferred Stock (the “Series D Preferred Stock”). Accordingly, as of June 30, 2011, the Company had no amounts outstanding under the Revolving Credit Commitment and $250,902 available, compared with $642,886 outstanding and $825,902 available as of December 31, 2010. Interest expense to Crestpark in 2011 and 2010 was $34,432 and $60,181, respectively.

On July 22, 2011, the Revolving Credit Commitment was terminated and replaced with a short-term note payable to Crestpark in the amount of $250,000 which was available to the Company to draw upon and matured September 20, 2011. On September 14, 2011, the maturity date on the short-term note payable was extended to October 20, 2011. On October 19, 2011, the maturity date on the short-term note payable was extended to November 20, 2011. On November 21, 2011, the maturity date on the short-term note payable was extended to December 20, 2011. On December 29, 2011, the short-term note payable was terminated along with the Loan Agreement.

Equipment Term Loan - The proceeds of the $1,750,000 Equipment Term Loan were to be used to purchase GPS-based offender tracking and monitoring equipment that is leased or sold by the Company to its clients. It is anticipated that borrowings under the Equipment Term Loan will be repaid from permanent equipment financing secured by the Company from time to time. At Crestpark’s discretion, any borrowings under the Equipment Term Loan that remain outstanding more than 30 days can be converted into separate 36 Month Notes, which are notes payable over 36 month terms. The Equipment Term Loan had a term ending January 1, 2012, bears interest at a fixed rate of 12% per annum and was secured by the monitoring equipment purchased with the proceeds of the Equipment Term Loan. The Company is also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Equipment Term Loan. Interest expense to Crestpark in 2011 and 2010 was $0 and $95,039 respectively. The outstanding principal balance on the Equipment Term Loan of $818,000 was capitalized into the new note payable under the Credit and Security Agreement, as amended December 31, 2010 and the Equipment Term Loan was terminated.

Line of Credit - On December 29, 2011, the Company entered into a Business Loan Agreement (the “Loan Agreement”) with Access Bank of Omaha, Nebraska (the “Bank”) pursuant to which the Bank has made available to the Company an asset-based revolving line of credit of up to $750,000 through December 31, 2012 (the “Line of Credit”). Borrowings under the Line of Credit are evidenced by a Promissory Note of the Company, dated December 29, 2011 (the “Note”), and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a Commercial Security Agreement by and between the Company and the Bank, dated December 29, 2011 (the “Security Agreement”). Borrowings against the Line of Credit will be used, if needed, to meet the Company’s working capital needs from time to time and will be limited to a borrowing base equal to 75% of the Company’s eligible accounts receivable. Interest expense to Access Bank in 2011 was $0. As of December 31, 2011, the Company had $750,000 available under the Line of Credit. The Company has not borrowed any funds under the Line of Credit.

Outstanding borrowings against the Line of Credit will bear interest at a variable rate equal to 2.5% over an index rate representing the prime rate on corporate loans posted by at least 70% of the nation’s largest banks. Accordingly, on December 31, 2011 the interest rate on the Line of Credit would have been 5.75% The Company is also required to pay the Bank a quarterly non-use fee of 0.50% per annum on the average annual funds available under the Line of Credit, but will be waived by the Bank for any quarter during which the average borrowings exceed 60% of the funds available. As a condition to entering the Loan Agreement, the Bank has required Crestpark LP, Inc. (“Crestpark”) to enter into an Intercreditor agreement with the Bank under which Crestpark has agreed to subordinate its security interest in the assets of the Company that collateralizes the $2,000,000 long-term loan made by Crestpark to the Company which is due January 1, 2015.

Note 5. Long-Term Debt and Lease Obligations

The Company had the following long-term debt at December 31, 2011 and 2010:

	2011	2010
Crestpark LP, Inc
One secured note payable maturing on January 1, 2015
Fixed Tranche ~ bearing interest at 9.5%	$2,000,000	$9,891,086
Floating Tranche ~ with an interest rate of 2% over prime	-	5,000,000
Crestpark LP, Inc Total	$2,000,000	$14,891,086
AHK Leasing, LLC
Ten separate capital leases with related parties that are carrying interest rates at 8.50% to 10.75% and maturing February 2012 to August 2014	939,787	1,560,389
Total long-term debt	$2,939,787	$16,451,475
Less current maturities	(538,206)	(1,185,254)
Total long-term debt less current maturities	$2,401,581	$15,266,221
Accrued interest on long-term debt related to the note payable to Crestpark LP, Inc	$97,111	$-
Total long-term debt less current maturities, including accrued interest on long-term debt	$2,498,692	$15,266,221

Crestpark LP, Inc.

On June 30, 2011, the Company entered into a debt conversion agreement with Crestpark, pursuant to which Crestpark converted $7,891,086 of the Fixed Tranche and the outstanding balance of $5,000,000 of the Floating Tranche, along with $540,978 of related accrued interest into 1,221,097 shares of the Company’s Series D 8% Cumulative, Compounding Exchangeable Preferred Stock (the “Series D Preferred Stock”).

As of December 31, 2011 and December 31, 2010, the Company has outstanding a Note Payable (“Note”) with Crestpark for $2,000,000 and $14,891,086, respectively, under a Credit and Security Agreement originally dated December 18, 2007 and subsequently amended. Outstanding borrowings are due and payable on the earlier of (i) January 1, 2015 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Note, plus all accrued but unpaid interest. The Company may prepay the Note at any time without premium or penalty.

As of December 31, 2010, the Company had outstanding a Note Payable (“Note”) with Crestpark LP, Inc (“Crestpark”), for $14,891,086 under a Credit and Security Agreement originally dated December 18, 2007 and subsequently amended. Outstanding borrowings are due and payable on the earlier of (i) January 1, 2015 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of its business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Note, plus all accrued but unpaid interest. The Note provides, among other things, that $9,891,086 (the “Fixed Tranche”) of the borrowings thereunder shall bear interest at 9.5% per annum and that such interest will be due and payable at maturity of the Note. The remaining $5,000,000 of borrowings (the “Floating Tranche”) under the Note will bear interest at a floating rate equal to 2% over the prime rate (the “Base Rate”), payable quarterly beginning March 31, 2011. In addition, quarterly principal payments of $125,000 are due beginning March 31, 2012.

The borrowings under the Note are secured by a first priority security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing LLC under its sale leaseback arrangements and to the interest of Access Bank under the December 29, 2011 Line of Credit.

Capital Leases - AHK Leasing, LLC

AHK Leasing, LLC (“AHK”) is a company controlled by three stockholders, one of which is a current director, which lent the Company money to acquire revenue producing equipment. These loans were in the form of capital leases with 36 month terms and bearing interest at a rate of 8.50% to 11.25% per annum and mature between February 2012 and August 2014. There was no accrued interest payable to AHK at December 31, 2011.

Total interest expense, including unused commitment fees, for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
AHK interest on long term debt	$96,234	$245,490

Crestpark LP interest on long-term debt	776,215	876,293

Crestpark LP credit agreements	34,432	155,710

Other	5,510	17,205
Total interest expense	$912,391	$1,294,699

Interest expense paid during 2011 and 2010 was $136,176 and $401,200, respectively.

The following is a schedule of aggregate debt maturities, including lease related obligations, due in future years as of December 31, 2011:

	Capital Leases	Long-term debt
	Related Party	Note Payable	Total
2012	$601,777	$-	$601,777

2013	363,438	-	363,438

2014	61,548	-	61,548

2015	-	2,000,000	2,000,000

Total	$1,026,763	$2,000,000	$3,026,763
Less the amount representing interest	(86,976)	-	(86,976)
Approximate present value of minimum lease payments	$939,787	$2,000,000	$2,939,787

The cost and accumulated depreciation of assets acquired under capital leases is as follows:

	2011	2010
Equipment	$2,755,617	$5,105,890
Less accumulated depreciation	(1,386,108)	(2,684,623)
Total	$1,369,509	$2,421,267

The Company has a noncancelable operating lease for its facility in Omaha, Nebraska and an operating lease for office equipment, as outlined above. The total rent expense under the operating leases was $81,360 and $90,694 for the years ended December 31, 2011 and 2010, respectively.

Operating
Lease
2012	$82,988

2013	84,647

2014	86,340

Approximate present value of minimum lease payments	$253,975

Note 6. Common Stock, Stock Options, Warrants and Benefit Plan

Common Stock

In 2011 and 2010, the Company issued 2,666 and 12,696 shares of common stock, respectively, to non-management directors in lieu of director fees. The number of shares of common stock issued, in each case was based on the fair value of the Company’s common stock as of the date of the meetings to which such fees related. Expense related to these director’s fees totaled $8,000 for each of the years ended December 31, 2011, and 2010.

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

The Company may issue options to acquire shares of its common stock under its 2011 Omnibus Equity Incentive Plan. The terms of this equity incentive plan are described below.

2011 Omnibus Equity Incentive Plan

On May 4, 2011, at the Company’s annual meeting of stockholders, the stockholders approved the adoption of the Company’s newly created 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). The 2011 plan became effective on April 30, 2011. The 2011 Plan provides for granting of stock options and other equity incentives for up to 3,000,000 shares of the Company’s common stock to the Company’s officers, employees, directors and consultants who provide services to the Company. The 2011 Plan has a term of ten years unless terminated by the board of directors. Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant. Vesting schedules and expiration dates for the grants issued under this plan are specified at the time of the grant.

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

The options granted, exercised, forfeited and outstanding under the various Plans for the years ended December 31, 2011 and 2010 are detailed as follows:

	2006 Omnibus Plan		2001 Omnibus Plan		Non-Stock Option Plan		Total Stock Option
	2011	2010	2011	2010	2011	2010	2011	2010
Options outstanding at beginning of year	2,632,636	2,287,302	30,875	47,000	619,018	720,018	3,282,529	3,054,320

Granted	59,500	693,000	-	-	-	-	59,500	693,000

Excercised	-	(98,363)	-	-	-	-	-	(98,363)

Forfeited	(292,522)	(249,303)	(20,875)	(16,125)	-	(101,000)	(313,397)	(366,428)

Options outstanding at end of year	2,399,614	2,632,636	10,000	30,875	619,018	619,018	3,028,632	3,282,529

A summary of employee stock option activity during the years ended December 31, 2011, and 2010, is as follows:

	For the Year Ended December 31,2011		For the Year Ended December 31,2010
		Weighted Average		Weighted Average
Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,282,529	$1.31	3,054,320	$1.32
Granted	59,500	0.38	693,000	1.02
Exercised	-	-	(98,363)	0.41
Forfeited	(313,397)	0.87	(366,428)	1.13
Outstanding at end of year	3,028,632	$1.33	3,282,529	$1.31
Exercisable at end of year	2,893,506	$1.36	2,439,528	$1.46

Weighted-average fair value for options granted during the year	59,500	$0.26	693,000	$0.68

Additional information regarding options outstanding at December 31, 2011, is as follows:

	Options Outstanding			Options Exercisable
	Number	Wtd Average	Wtd Average	Number	Wtd Average
Range of Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.20 to 1.00	1,353,591	6.2 years	$0.47	1,315,757	$0.47
$1.01 to 2.00	585,167	7.2 years	1.06	487,875	1.07
$2.01 to 3.00	720,856	3.7 years	2.37	720,856	2.37
$2.01 to 3.00	243,600	No Expiration	2.82	243,600	2.82
$3.01 to 4.00	125,418	No Expiration	3.09	125,418	3.09
Totals	3,028,632		$1.33	2,893,506	$0.74

No stock options were exercised during 2011.

As of December 31, 2011, there was approximately $74,857 of total unrecognized compensation costs related to non-vested share based compensation agreements granted to the Company’s executives and employees. The weighted average period in which the unrecognized compensation costs will be recognized into income is 0.81 years.

Common Stock Warrants

Warrants to purchase shares of common stock were granted, exercised, forfeited and outstanding at December 31, 2011 and 2010 as follows:

Warrants (b)	Related Party (a)	Weighted Average Exercise Price
Outstanding and excercisable at December 31, 2009	2,227,087	$3.38
Granted	-	-
Excercised	-	-
Forfeited	(1,547,519)	$3.70
Outstanding and excercisable at December 31, 2010	679,568	$2.63
Granted	-	-
Excercised	-	-
Forfeited	(21,550)	$2.38
Outstanding and excercisable at December 31, 2011	658,018	$2.64

(a) Held by Mykonos 6420 LP

(b) Does not include 6,287,045 warrants issued to Mykonos 6420 LP in connection with the Convertible Preferred Stock

A further summary about warrants outstanding at December 31, 2011, is as follows:

	Number Outstanding	Weighted Average	Weighted Average
Range of Exercise Prices	and Exercisable	Remaining Life	Exercise Price
$2.00 to $3.00	74,000	2.98 years	$2.30
$2.00 to $3.00	458,600	No Expiration	$2.57
$3.01 to $4.00	125,418	No Expiration	$3.09
Total	658,018		$2.64

Benefit Plan

The “iSECUREtrac Corporation Retirement Plan” offers all regular full-time employees, 21 years of age and older, to participate in a 401k savings plan.  The plan offers either a pre-tax contribution option or the Roth, after-tax contribution option.   iSECUREtrac provides a match of 25% up to 10% of the employee’s contribution, with a maximum match of $2,500.  The employer contribution vests over a 4-year graded schedule. The total expense related to the plan was $25,577 and $31,482 for the years ended December 31, 2011 and 2010, respectively.

Note 7. Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock from time to time with such rights and privileges as the Board of Directors may determine. The Company has issued the following shares of preferred stock:

Series C Exchangeable Preferred Stock

On June 27, 2005, the Company issued 1,000,000 shares of its $0.01 par value Series C 8% Cumulative, Compounding Exchangeable Preferred Stock (the “Series C Preferred Stock”).  The Series C Preferred Stock was exchangeable for 4,782,609 shares of common stock and warrants to acquire 6,287,045 shares of common stock at an exercise price of $2.30 per share at anytime at the discretion of the preferred stockholder.

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

The above amendments result in the classification of the Series C Preferred Stock as Stockholders' Equity in the Company's Consolidated Balance Sheet at December 31, 2011. Prior to the amendment the Series C Preferred Stock did not qualify for classification as Stockholders’ Equity and was recorded as a liability. In addition, subsequent to June 30, 2011, as a result of the amendments, the periodic accretion noted below, which was increasing the carrying amount of the Series C Preferred Stock, is no longer required. The Company is also not expected to incur interest expense on future accrued but unpaid dividends since the dividends will be paid through the issuance of additional shares of Series C Preferred Stock.

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

As of December 31, 2011 the Company had accrued $704,523 in Series C Preferred Stock dividends, all of which was accrued since the terms were amended June 30, 2011.

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

The Series D Preferred Stock ranks on parity with the Series C Preferred Stock, but will rank senior to all other series of preferred stock and to the common stock as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up

As of December 31, 2011 the Company had accrued $590,781 in Series D Preferred Stock dividends, all of which was accrued since the terms were amended June 30, 2011.

As the holder of all issued and outstanding shares of Series D Preferred Stock, Crestpark, an affiliate of Mykonos, shares the right to appoint a majority of the Company’s Board of Directors with Mykonos the holder of all issued and outstanding shares of the Company’s Series C Preferred Stock.

Note 8. Income Taxes

Net deferred tax asset includes the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets (liabilities):
Net operating loss carryforward	$26,458,000	$27,488,000
Allowance for doubtful accounts	291,000	267,000
Book / tax difference in depreciable assets	15,000	121,000
Stock option expense	775,000	668,000
Accrued expenses	161,000	63,000
Deferred revenue	25,000	28,000
Subtotal	27,725,000	28,635,000
Valuation Allowance	(27,725,000)	(28,635,000)
Net deferred tax asset (liability)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended December 31, 2011, and 2010 due to the following:

	2011	2010
Compted Federal "expected" tax benefit	$(411,000)	$(343,000)
Increase (decrease) in income taxes resulting from:
Benefit from state taxes	(72,000)	(60,000)
Nondeductible expenses	-	10,000
Expiration of net operating loss carryforwards	1,401,000	-
Other timing differences	(8,000)	-
Increase (decrease) in valuation allowance	(910,000)	393,000
Income tax provision	$-	$-

As of December 31, 2011, the Company had available federal net operating loss carryforwards of approximately $66,100,000 for future tax purposes that expire from 2012 to 2029. The Company believes that Section 382 of the Internal Revenue Code and the associated U.S. Treasury Regulations will significantly limit the amount of net operating loss carryforward that the Company will be able to utilize in any tax year. All losses incurred prior to the Company’s change of ownership event on June 27, 2005 totaled approximately $48,000,000. The utilization of these losses is limited (by Internal Revenue Code Section 382) to approximately $950,000 per year through 2025.

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

The Company accounts for all income taxes in accordance ASC 740 – Income Taxes which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. There are no unrecognized tax benefits in the Company’s financial statements as of December 31, 2011 and 2010.

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

The Company recognizes interest accrued, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2011, the Company did not have any accrued interest or penalties.

Note 9. Related Party Transactions

The Company has incurred debt with related parties through several lending arrangements as further described in Note 4 Credit Agreements and Note 5 Long-Term Debt and Lease Obligations. The terms of each of these related party transactions were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

In addition, the Company has issued preferred stock to related parties as further described in Note 7 Convertible Preferred Stock .

In November 2011, Mykonos 6420 LP (“Mykonos”), previous to this time, the sole holder of the Company’s Series C Preferred Stock, re-distributed the ownership of the Series C Preferred Stock to the individual investors in Mykonos 6420 LP. MH Imports was an 85.75% owner of Mykonos and accordingly now directly owns 85.75% of the Company’s Series C Preferred Stock.

Crestpark is the sole holder of the Company’s Series D Preferred Stock.

Crestpark and MH Imports are wholly owned subsidiaries of Consolidated Investment Services, Inc. which is wholly owned by Sammons Enterprises, Inc.

Note 10. Concentrations

The Company maintains cash in excess of the Federal Deposit Insurance Corporation limit of $250,000. The Company has not experienced and does not anticipate such losses in these accounts.

The Company has one customer which accounted for 28.6% and 22.1% of its total revenues for the year ended December 31, 2011 and 2010, respectively. The receivable balance for this customer at December 31, 2011 and 2010 was $265,090 and $213,313, respectively. The Company has been notified that the Commonwealth of Massachusetts has selected a new electronic monitoring vendor. The Company’s contract with the Commonwealth of Massachusetts, currently set to expire March 31, 2012 is expected to be extended to allow for transition to a new vendor. However the exact timing of transition to the new vendor, and thus the impact on revenue for 2012, is at this time unclear.

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

Long-term debt: Based on the borrowing rates available to the Company for bank loans with similar terms and maturities, the carrying value approximates fair value.

Accounts payable and accrued expenses: The carrying amount approximates fair value.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on that criteria.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The discussion under the headings “Election of Directors”, “Certain Relationships and Related Transactions”, “The Board of Directors and its Committees”, “Named Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders (the ”Proxy Statement”) are incorporated herein by reference.

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

Equity Compensation Plan Information. Information regarding shares of the Company’s common stock under equity compensation plans and executive employment agreements maintained by the Company as of December 31, 2011 is set forth in the following table:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans *
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,409,614	$0.99	3,600,385
Equity compensation plans not approved by security holders	619,018	$2.66	0
Total	3,028,632	$1.33	3,600,385

*Excludes securities reflected in column (a).

Equity compensation plans approved by security holders consist of our 2011 Omnibus Equity Incentive Plan, 2006 Omnibus Equity Incentive Plan and 2001 Omnibus Equity Incentive Plan. The exercise prices for options issued under these plans range from $0.09 to $2.75 per share. Equity compensation plans not approved by security holders consist of options issued to employees per their employment agreements or performance bonuses. Exercise prices for these options range from $2.30 to $3.15 per share.

Item 13. Certain Relationships, and Related Transactions and Director Independence.

The discussion under the heading “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The discussion under the heading “Principal Accounting Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements of the Company.

2.	Exhibits.

3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (5)

3.02	Restated Bylaws of the Company (1)

3.03	Amended and Restated Certificate of Designations, Preferences and Rights of Series C Exchangeable Preferred Stock of the Company (20)

3.04	Certificate of Designation, Preferences and Rights of Series D Exchangeable Preferred Stock of the Company (20)

4.01	Form of Common Stock Certificate (1)

10.01	License Agreement with SiRF Technology, Inc. (1)

10.02	Employment Agreement between the Company and Peter A. Michel (9)

10.03	Business Office Lease (4)

10.04	Business Office Lease Amendment (8)

10.05	Securities Purchase Agreement (6)

10.06	Amended and Restated Registration Rights Agreement (20)

10.07	Warrant Agreement (7)

10.08	2001 Omnibus Equity Incentive Plan (3)

10.09	2006 Omnibus Equity Incentive Plan (10)

10.10	2011 Omnibus Equity Incentive Plan (19)

10.11	Indemnification Agreement in favor of AHK Leasing, LLC (11)

10.12	Credit and Security Agreement in favor of Crestpark LP, Inc. (12)

10.13	First Amendment to Credit and Security Agreement in favor of Crestpark LP, Inc. (13)

10.14	Second Amendment to Credit and Security Agreement (18)

10.15	Third Amendment to Credit and Security Agreement (18)

10.16	Fourth Amendment to Loan Agreement (18)

10.17	Amended and Restated Promissory Note in favor of Crestpark LP, Inc. (12)

10.18	Employment Agreement between the Company and Lincoln Zehr (15)

10.19	Confidential Settlement Agreement (15)

10.20	Termination and Release Agreement (18)

10.21	Amended and Restated Promissory Note (18)

10.22	Debt Conversion Agreement between the Company and Crestpark LP, Inc. (20)

10.23	Promissory Note between the Company and Crestpark LP, Inc. (which was amended on September 14, 2011, October 19, 2011, November 21, 2011, and December 19, 2011 to extend the termination date). The final termination date was December30, 2011 (21)

21.01	Subsidiaries of the Company

23	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s registration statement under Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(2)	Incorporated by reference from the registrant’s registration statement under Form SB-2 filed on November 30, 2001 (Commission File No. 333-74762).

(3)	Incorporated by reference from the Notice of Annual Meeting of Stockholders and Proxy Statement contained in Registrant’s Definitive Proxy Statement under Schedule 14A, filed with the SEC on May 14, 2001 (Commission File No. 0-26455).

(4)	Incorporated by reference from the registrant’s annual report under Form 10-KSB filed on March 31, 2005 (Commission File No. 0-26455).

(5)	Incorporated by reference from the registrant’s current report under Form 8-K filed on December 14, 2006. (Commission File No. 0-26455).

(6)	Incorporated by reference from the registrant’s current report under Form 8-K filed on June 23, 2005. (Commission File No. 0-26455).

(7)	Incorporated by reference from the registrant’s current report under Form 8-K filed on June 29, 2005. (Commission File No. 0-26455).

(8)	Incorporated by reference from the registrant’s annual report under Form 10-KSB filed on March 12, 2006 (Commission File No. 0-26455).

(9)	Incorporated by reference from the registrant’s current report under Form 8-K filed August 8, 2006 (Commission File No. 0-26455).

(10)	Incorporated by reference from the registrant’s quarterly report under Form 10-QSB filed on August 11, 2006. (Commission File No. 0-26455).

(11)	Incorporated by reference from the registrant’s current report under Form 8-K filed February 22, 2007 (Commission File No. 0-26455).

(12)	Incorporated by reference from the registrant’s current report under Form 8-K filed on November 2, 2007 (Commission File No. 0-26455).

(13)	Incorporated by reference from the registrant’s current report under Form 8-K filed on December 20, 2007 (Commission File No. 0-26455).

(14)	Incorporated by reference from the registrant’s current report under Form 8-K filed on November 12, 2008 (Commission File No. 0-26455).

(15)	Incorporated by reference from the registrant’s annual report under Form 10-KSB filed on March 19, 2008 (Commission File No. 0-26455).

(16)	Incorporated by reference from the registrant’s quarterly report under Form 10-Q filed on November 10, 2010 (Commission File No. 0-26455).

(17)	Incorporated by reference from the registrant’s current report under Form 8-K filed on October 12, 2010 (Commission File No. 0-26455).

(18)	Incorporated by reference from the registrant’s current report under Form 10-K filed on March 16, 2011 (Commission File No. 0-26455).

(19)	Incorporated by reference from the Notice of Annual Meeting of Stockholders and Proxy Statement contained in Registrant’s Definitive Proxy Statement under Schedule 14A, filed with the SEC on April 1, 2011 (Commission File No. 0-26455).

(20)	Incorporated by reference from the registrant’s current report under Form 8-K filed on July 1, 2011 (Commission File No. 0-26455).

(21)	Incorporated by reference from the registrant’s current report under Form 8-K file July 22, 2011 (Commission File No 0-26455).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSecureTrac Corp.

By:	/s/ Lincoln D. Zehr
Lincoln D. Zehr
Chief Executive Officer

Dated: March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Kanne *	Chairman of the Board of Directors,	March 12, 2012
Roger J. Kanne	Director

/s/ Lincoln Zehr	Chief Exective Officer	March 12, 2012
Lincoln Zehr	(Principal Financial and Accounting Officer)

/s/ Kimberly R. Reed	Vice President of Finance	March 12, 2012
Kimberly R. Reed	(Principal Accounting Officer)

/s/ Joseph M. Schwaller *	Director	March 12, 2012
Joseph M. Schwaller

/s/ Greg Gaggini *	Director	March 12, 2012
Greg Gaggini

/s/ Tom Burlin *	Director	March 12, 2012
Tom Burlin

* Lincoln Zehr, by signing his name hereto, signs this annual report on behalf of each person indicated. A Power-of-Attorney authorizing Lincoln Zehr to sign this annual report on Form 10-K on behalf of each of the indicated Directors of iSECUREtrac Corp. has been filed herein as Exhibit 24.

By:
/s/ Lincoln Zehr
Lincoln Zehr
Attorney-In-Fact

