Form 10-Q
period 2012-03-31
ISECURETRAC CORP
filed 2012-05-14
CIK 1088120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

The number of shares of issuer’s common stock outstanding as of April 23, 2012 was 10,935,673.

iSecureTrac Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iSECUREtrac Corp. and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$253,557	$505,500
Accounts receivable, net of allowance for doubtful accounts of $737,754 in 2012 and $727,754 in 2011	1,811,570	1,428,265
Inventories	370,141	324,919
Prepaid expenses and other	133,717	124,355
Total current assets	2,568,985	2,383,039
Leasehold improvements and equipment, net of accumulated depreciation of $13,935,047 in 2012 and $13,610,392 in 2011	3,602,557	3,806,381
Goodwill	2,302,179	2,302,179
Other assets	18,059	18,059
Total assets	$8,491,780	$8,509,658
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$521,739	$847,076
Accrued expenses	401,961	555,884
Current maturities of long-term debt	577,881	538,206
Deferred revenues	57,488	63,063
Accrued interest, current	325	-
Total current liabilities	1,559,394	2,004,229
Long-term debt, less current maturities, including accrued interest on long-term debt	2,750,445	2,498,692
Total liabilities	4,309,839	4,502,921
Commitments and contingency
Stockholders' equity
Common stock	10,930	10,930
Nonredeemable exchangeable Series C preferred stock	15,882	15,882
Nonredeemable exchangeable Series D preferred stock	13,318	13,318
Additional paid-in capital	88,866,766	88,203,493
Accumulated deficit	(84,724,955)	(84,236,886)
Total stockholders' equity	4,181,941	4,006,737
Total liabilities and stockholders' equity	$8,491,780	$8,509,658

See Notes to Consolidated Financial Statements.

Page | 1

iSECUREtrac Corp. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Revenues:
Equipment leasing	$2,139,170	$2,341,293
Administrative, field & support service revenues	128,896	119,822
Equipment sales	12,917	39,300
Total revenues	2,280,983	2,500,415
Operating expenses:
Cost of revenues	699,640	836,043
Research and development	157,247	231,889
Sales, general and administrative	1,182,351	1,538,278
Total operating expenses	2,039,238	2,606,210
Operating income (loss)	241,745	(105,795)
Interest income (expense):
Interest income	-	1
Interest expense	(89,201)	(359,492)
Total interest expense	(89,201)	(359,491)
Income (loss) before provision for income taxes	152,544	(465,286)
Provision for income taxes	-	-
Net income (loss)	$152,544	$(465,286)
Preferred stock dividends and accretion	(640,613)	(368,805)
Net loss available to common stockholders	$(488,069)	$(834,091)
Basic and diluted loss per common share	$(0.04)	$(0.08)
Weighted average shares of common stock outstanding	10,930,117	10,928,784

See Notes to Consolidated Financial Statements.

Page | 2

iSECUREtrac Corp. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2012

(Unaudited)

							Additional
	Common Stock		Preferred Series C		Preferred Series D		Paid -in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	10,930,117	$10,930	1,588,163	$15,882	1,331,814	$13,318	$88,203,493	$(84,236,886)	$4,006,737
Stock based compensation	-	-	-	-	-	-	22,660	-	22,660
Series C preferred stock dividends	-	-	-	-	-	-	348,433	(348,433)	-
Series D preferred stock dividends	-	-	-	-	-	-	292,180	(292,180)	-
Net income	-	-	-	-	-	-	-	152,544	152,544
Balance, March 31, 2012	10,930,117	$10,930	1,588,163	$15,882	1,331,814	$13,318	$88,866,766	$(84,724,955)	$4,181,941

See Notes to Consolidated Financial Statements.

Page | 3

iSECUREtrac CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$152,544	$(465,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	324,655	308,628
Stock based compensation	22,660	81,270
Provision for Doubtful Accounts	10,000	53,940
Changes in operating assets and liabilities:
Accounts receivable	(393,305)	189,252
Inventories	(45,222)	55,065
Prepaid expenses and other assets	(9,362)	(90,842)
Accounts payable	(16,006)	(104,566)
Accrued expenses	(153,923)	108,209
Deferred revenues	(5,575)	(8,612)
Accrued interest payable	48,354	316,434
Net cash provided by (used in) operating activities	(65,180)	443,492
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(430,162)	(159,647)
Capitalization of software development costs	-	(96,738)
Net cash used in investing activities	(430,162)	(256,384)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	480,000	275,000
Proceeds from revolving line of credit, net	-	450,000
Principal payments on long-term debt	(236,601)	(436,378)
Net cash provided by financing activities	243,399	288,622
Increase (decrease) in cash	(251,943)	475,730
Cash at beginning of period	505,500	88,956
Cash at end of period	$253,557	$564,686
Supplemental Non-cash Disclosure

Equipment purchases included in accounts payable	$139,620	$309,175

See Notes to Consolidated Financial Statements.

Page | 4

iSECUREtrac CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2012 and 2011

(Unaudited)

Note 1. General

The unaudited interim condensed consolidated financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) and its wholly-owned subsidiary, iSt Services, Inc., at December 31, 2011, has been taken from the audited consolidated financial statements at that date. The condensed consolidated financial statements for the three months ended March 31, 2012 and March 31, 2011 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012. Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

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

During the three months ended March 31, 2012, the Company granted options to purchase a total of 55,000 shares of common stock to five employees pursuant to the 2006 Plan. During the three months ended March 31, 2012, 89,647 options issued under the 2006 Plan were forfeited, 0 options issued under the 2001 Plan were forfeited and no options issued under employment agreements outside the 2006 Plan and the 2001 Plan were forfeited. No options were exercised during the three months ended March 31, 2012. The following table shows stock option activity during the three month period ended March 31, 2012:

Page | 5

Options	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,028,632	$1.33	$1,125
Granted	55,000	0.19
Exercised	-	-
Forfeited	(89,647)	0.85
Outstanding at March 31, 2012	2,993,986	$1.33	$34,116
Exercisable at March 31, 2012	2,870,964	$1.36	$22,750

During the three month period ended March 31, 2012, 0 warrants expired and no warrants were granted by the Company or exercised by warrant holders.

At March 31, 2012, the Company had 2,993,986 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 658,018 shares issuable upon the exercise of outstanding warrants that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

The Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Risk free interest rate	1.39%	1.93%
Expected volatility factor	77.37%	74.82%
Expected option term in years	6	6
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	0% and 3%	0% and 3%

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

The Company recorded compensation expense of $22,660 for the three months ended March 31, 2012, compared to $79,270 for the same period in 2011 related to employee stock-based compensation awards.

As of March 31, 2012, there was approximately $53,903 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees. The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2012	$48,560
2013	4,489
2014	854
Total	$53,903

Note 3. Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012			December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,105,403	$974,362	$131,041	$1,093,531	$952,623	$140,908
Leasehold improvements	175,819	121,320	54,499	175,819	117,268	58,551
Components held for future monitoring equipment builds	210,000	-	210,000	210,000	-	210,000
Software development costs	726,049	285,886	440,163	726,049	236,227	489,822
Monitoring equipment	15,320,333	12,553,479	2,766,854	15,211,374	12,304,274	2,907,100
Total leasehold improvements and equipment	$17,537,604	$13,935,047	$3,602,557	$17,416,773	$13,610,392	$3,806,381

The Company recorded depreciation expense of $324,655 and $308,628 for the three months ended March 31, 2012 and 2011, respectively.

During the periods ending March 31, 2012 and March 31, 2011, the Company capitalized software development costs of $0 and $96,738, respectively.

Note 4. Goodwill

Goodwill is the excess of the cash paid over the fair value of the net assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year or if certain events or circumstances occur.  The Company determined that there was no impairment of goodwill as of December 31, 2011. No events transpired in the three months ended March 31, 2012 that required a reevaluation of this conclusion.

Page | 7

Note 5. Credit Agreements

As of March 31, 2012, the Company has in place a line of credit with Access Bank as outlined below. Prior to the establishment of this line of credit, the Company had available credit facilities through Crestpark LP, Inc as outlined below.

Access Bank Line of Credit – On December 29, 2011, the Company entered into a Business Loan Agreement (the “Loan Agreement”) with Access Bank of Omaha, Nebraska, (the “Bank”) pursuant to which the Bank has made available to the Company an asset-based revolving line of credit of up to $750,000 through December 31, 2012 (the “Line of Credit”). Borrowings under the Line of Credit are evidenced by a Promissory Note of the Company, dated December 29, 2011 (the “Note)), and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a Commercial Security Agreement by and between the Company and the Bank, dated December 29, 2011 (the “Security Agreement”). Borrowings against the Line of Credit will be used, if needed, to meet the Company’s working capital needs from time to time and will be limited to a borrowing base equal to 75% of the Company’s eligible accounts receivable. Interest expense to Access Bank for the three months ending March 31, 2012 was $3,500, including the unused commitment fee. As of March 31, 2012, the Company had $750,000 available under the Line of Credit. The Company has not borrowed any funds under the Line of Credit.

Outstanding borrowings against the Line of Credit will bear interest at a variable rate equal to 2.5% over an index rate representing the prime rate on corporate loans posted by at least 70% of the nation’s largest banks. Accordingly, on March 31, 2012, the interest rate on the Line of Credit would have been 5.75%. The Company is also required to pay the Bank a quarterly non-use fee of 0.50% per annum on the average funds available under the Line of Credit, but will be waived by the Bank for any quarter during which the average borrowings exceed 60% of the funds available. As a condition to entering the Loan Agreement, the Bank has required Crestpark, LP, Inc. (“Crestpark”) to enter into an Intercreditor agreement with the Bank under which Crestpark has agreed to subordinate its security interest in the assets of the Company that collateralizes the $2,000,000 long-term loan made by Crestpark to the Company which is due January 1, 2015.

Crestpark Credit Facilities - On November 10, 2008, the Company entered into a loan agreement (the “Loan Agreement”) with Crestpark LP, Inc. (“Crestpark”) and in connection with the Loan Agreement executed two separate promissory notes. The first note was for $750,000 for working capital via a Revolving Credit Commitment and the second note for $1,750,000 for equipment financing via an Equipment Term Loan. As of December 29, 2011 these facilities were cancelled.

Revolving Credit Commitment - The proceeds of the Revolving Credit Commitment of $1,468,788 were to be used for working capital needs. The Revolving Credit Commitment had a term ending on January 1, 2015, was unsecured and bore interest at a fixed noncompounded rate of 12% per annum, payable quarterly. The Company was also required to pay Crestpark an unused fee of 0.25% per annum on the average daily unused amount of the Revolving Credit Commitment.

On June 30, 2011, the Company entered into a debt conversion agreement with Crestpark pursuant to which Crestpark converted the balance outstanding on the Revolving Credit Commitment of $1,217,086 into 110,717 shares of the Company's Series D 8% Cumulative, Compounding Exchangeable Preferred Stock (the "Series D Preferred Stock").

On July 22, 2011, the Revolving Credit Commitment was terminated and replaced with a short-term note payable to Crestpark in the amount of $250,000 which was available to the Company to draw upon and matured September 20, 2011. This short-term note payable was subsequently extended and terminated on December 29, 2011.

Page | 8

Note 6. Long-Term Debt

The Company had the following long-term debt at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Crestpark LP, Inc

One secured note payable maturing on January 1, 2015
Fixed Tranche ~ bearing interest at 9.5%	$2,000,000	$2,000,000
Floating Tranche ~ with an interest rate of 2% over prime	-	-
Crestpark LP, Inc Total	$2,000,000	$2,000,000
AHK Leasing, LLC
Nine separate capital leases with related parties that are carrying interest rates at 8.50% to 10.25% and maturing May 2012 to January 2015.	1,183,186	939,787
Total long-term debt	$3,183,186	$2,939,787
Less current maturities	(577,881)	(538,206)
Total long-term debt less current maturities	$2,605,305	$2,401,581
Accrued interest on long-term debt related to the note payable to Crestpark LP, Inc	$145,140	$97,111
Total long-term debt less current maturities, including accrued interest on long-term debt	$2,750,445	$2,498,692

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

As of March 31, 2012 and December 31, 2011, the Company has outstanding a Note Payable (“Note”) with Crestpark for $2,000,000, under a Credit and Security Agreement originally dated December 18, 2007 and subsequently amended. Outstanding borrowings are due and payable on the earlier of (i) January 1, 2015 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Note, plus all accrued but unpaid interest. The Company may prepay the Note at any time without premium or penalty.

The Note provides, among other things, that the borrowings thereunder shall bear interest at 9.5% per annum and that such interest will be due and payable at maturity of the Note. Accrued interest on the Note was $145,140 and $97,111 at March 31, 2012 and December 31, 2011, respectively.

The borrowings under the Note are secured by a first priority security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing, LLC under its sale leaseback arrangements and to the interest of Access Bank under the December 29, 2011 Line of Credit.

Page | 9

Capital Leases - AHK Leasing, LLC.

AHK Leasing, LLC (“AHK”) is a company controlled by three stockholders, one of which is a current director. These loans were in the form of capital leases with 36 month terms and bearing interest at a rate of 8.50% to 10.25% per annum and mature between May 2012 and January 2015. There was no accrued interest payable to AHK at March 31, 2012.

Total interest expense, including unused commitment fees, for the three months ended March 31, 2012 and March 31, 2011 is as follows:

	Three Months Ended Mar 31, 2012	Three Months Ended Mar 31, 2011
AHK interest on long term debt	$28,483	$40,140

Crestpark LP interest on long-term debt	49,228	291,720

Crestpark LP credit agreements	-	25,914

Other	11,490	1,718
Total interest expense	$89,201	$359,492

Interest expense paid during the three months ended March 31, 2012 and 2011 was $39,973 and $41,858, respectively.

Note 7. Series C 8% Cumulative, Compounding Exchangeable Preferred Stock

As of March 31, 2012 and December 31, 2011, the Company has authorized 5,000,000 shares of preferred stock, of which 2,800,000 are designated as its $0.01 par value Series C 8% Cumulative, Compounding Exchangeable Preferred Stock (the “Series C Preferred Stock”). As of December 31, 2011 and March 31, 2012, the Company has outstanding 1,588,163 shares of Series C Preferred Stock which is exchangeable for 7,595,563 shares of common stock and warrants to acquire 6,287,045 shares of common stock at an exercise price of $2.30 per share at anytime at the discretion of the preferred stockholder.

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

Upon any liquidation of the Company, no distribution can be made to the holders of shares of common stock or other stock ranking junior to the Series C Preferred Stock unless, prior thereto, the holders of shares of Series C Preferred Stock have received an amount per share equal to the per share original issue price of $11.00 per share plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, multiplied by a factor of 105%.

As of March 31, 2012 the Company had accrued $1,052,956 in Series C Preferred Stock dividends, $348,433 of which was accrued during the three months ended March 31, 2012.

Page | 10

Note 8. Series D 8% Cumulative, Compounding Exchangeable Preferred Stock

As of March 31, 2012 and December 31, 2011, the Company has authorized 5,000,000 shares of preferred stock, of which 2,200,000 are designated as its $0.01 par value Series D 8% Cumulative, Compounding Exchangeable Preferred Stock (the “Series D Preferred Stock”). As of December 31, 2011 and March 31, 2012, the Company has outstanding 1,331,814 shares of Series C Preferred Stock which is exchangeable for 24,830,431shares of common stock

Dividends on the Series D Preferred Stock shall be payable in additional shares of Series D Preferred Stock, rather than cash, in an amount per share equal to 0.08 shares of Series D Preferred Stock per annum compounded annually.

The holders of the Series D Preferred Stock will vote with the holders of the Series C Preferred Stock, as single class, with respect to the appointment of four of the seven directors of the Company until the earliest date on which either (i) less than an aggregate of 500,000 shares of Series C Preferred Stock and Series D Preferred Stock remain outstanding or (ii) the holders of record of a majority of the outstanding shares of Series C Preferred Stock and Series D Preferred Stock, voting as a single class, elect to eliminate their right to appoint such directors.

The Series D Preferred Stock ranks on parity with the Series C Preferred Stock, but will rank senior to all other series of preferred stock and to the common stock as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up.

As of March 31, 2012 the Company had accrued $882,961 in Series D Preferred Stock dividends, $292,180 of which was accrued during the three months ended March 31, 2012.

Note 9. Related Party Transactions

The Company has incurred debt with related parties through several lending arrangements as further described in Note 5 Credit Agreements and Note 6 Long-Term Debt and Lease Obligations. The terms of each of these related party transactions were approved by a Special Committee of the Board of Directors consisting solely of disinterested directors.

In addition, the Company has issued preferred stock to related parties as further described in Note 7 Series C 8% Cumulative, Compounding Exchangeable Preferred Stock and Note 8 Series D 8% Cumulative, Compounding Exchangeable Preferred Stock.

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

Note 10. Subsequent Events

On May 9, 2012, the Company received payment from the Commonwealth of Massachusetts in the amount of $747,863.

Page | 11

Note 11. Recent Accounting Pronouncements

On January 1, 2012, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2011-08, "Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is necessary to perform the two-step goodwill impairment test, as currently prescribed by ASC Topic 350. Otherwise, the two-step goodwill impairment test is not required. The adoption of this standard did not have a material effect on our consolidated financial statements.

Note 12. Fair Value of Financial Instruments

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including , among others without limitation the risks set forth in Item 1A of Part I, “Risk Factors” contained in the Company’s 2011 Annual Report on Form 10-K.

General

The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition and results of operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Page | 12

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

General Comments Regarding the Electronic Monitoring Industry

Over the past twelve to eighteen months, we have discussed the maturation of the electronic monitoring industry. Throughout that time we have observed a marked increase in price competition, relative standardization of GPS tracking equipment and an increase in mergers and acquisitions. The acquisition activity has continued and just recently, Sentinel Offender Services acquired the Justice Services division of G4S.

The transactions in the industry and the continuing maturation will undoubtedly have a bearing on shaping the future of the industry although it is too early to know precisely what impact these trends will have on iSECUREtrac.

We have also observed indications, supported by our own experience, that the drop in daily lease pricing appears to be stabilizing and perhaps has somewhat rebounded.

In the face of these trends, iSECUREtrac has recently developed a new strategy with respect to technology and our software platform, as well as in sales and marketing, to improve the competitive position and financial performance of the Company. Management expects the successful implementation of this strategy to result in improving financial performance in the latter portion of 2012 and into 2013 as well as providing the ability to continue increasing revenue and improve cash flow beyond 2013.

Outlook for the Remainder of 2012 and 2013

As discussed in the Company’s Annual Report on Form 10-K as of December 31, 2011 the Common-wealth of Massachusetts has selected a new electronic monitoring vendor and during the three months ended March 31, 2012 began to transition units to the new vendor. The transition of units was completed on April 30, 2012.

Revenue from the Commonwealth of Massachusetts aggregated $740,000 during the quarter ended March 31, 2012.

The Company continues to actively implement the strategy noted above, identifying a number of new opportunities and management is optimistic about the prospects of adding new contracts. During the three months ended March 31, 2012 the Company signed a number of new contracts which are expected to begin producing revenue during the quarter ending June 30, 2012. None of these new contracts or known opportunities are of sufficient size to offset the loss of the revenue generated by the Commonwealth of Massachusetts, and as such, the Company’s revenue is expected to drop during the quarter ending June 30, 2012 and possibly for the quarter ending September 30, 2012, in comparison to the quarter ended March 31, 2012.

Page | 13

Management has taken a number of actions in the last quarter of 2011 and during the quarter ended March 31, 2012, including

•	elimination of certain executive and management positions,
•	re-designed software platforms providing improved efficiencies and lowering operating costs,
•	renegotiated wireless communication contracts, and
•	other efficiencies in operations.

These changes, as implemented through the next several months, are expected to decrease operating expenses by more than $1 million, annualized, from the levels reported in the three months ended March 31, 2012.

The net result of the decline in revenue from the Commonwealth of Massachusetts, expected revenue from new contracts and the anticipated decline in operating expenses is that the Company expects to return to cash flow positive before the end of 2012.

Summary of Financial Information

The following table provides a comparison of selected financial highlights, in thousands, for the three months ended March 31, 2012 and 2011:

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS

Quarter Ended March 31, 2012 and 2011

(In thousands)

			Fav / (Unfav)
	2012	2011	Change
Revenue:
Equipment revenue	$2,152	$2,380	$(228)
Services revenue	129	120	9
Total revenue	2,281	2,500	(219)
Costs of revenue	700	836	136
Gross profit margin	1,581	1,664	(83)
Gross profit margin % (a)	69.3%	66.6%

Research and development expenses (R&D)	157	232	75
Sales, general and administrative expenses (SG&A)	1,182	1,538	356
Total R&D and SG&A	1,339	1,770	431
Operating income (loss)	242	(106)	348
Interest expense, net	89	359	270
Net loss	$153	$(465)	$618
Preferred stock dividends and accretion	641	369	(272)
Net loss available to common stockholders	$(488)	$(834)	$346
Basic and diluted loss per commen share	$(0.04)	$(0.08)	$0.04

(a) Gross proft margin percentage = Gross Profit Margin / Total Revenue

Page | 14

Quarterly Highlights

In addition to the selected financial highlights above, the following selected quarterly financial and non-financial data over the past 5 quarters is important in understanding the trend in the Company’s results of operations:

CONDENSED CONSOLIDATED QUARTERLY FINANCIAL HIGHLIGHTS

Quarterly Trend

(In Thousands)

	Mar 31 2011	Jun 30 2011	Sept 30 2011	Dec 31 2011	Mar 31 2012
Revenue:
Equipment leasing	$2,380	$2,301	$2,360	$2,341	$2,152
Service Revenue	120	117	118	126	129
Total Revenue	2,500	2,418	2,478	2,467	2,281

Costs of Revenue	836	763	726	798	700

Gross profit margin	1,664	1,655	1,752	1,669	1,581
Gross profit margin % (a)	66.6%	68.4%	70.7%	67.7%	69.3%

Research & Development (R&D)	232	228	176	187	157

Selling General & Admin (SG&A)	1,538	1,690	1,371	1,613	1,182
Subtotal R&D and SG&A	1,770	1,918	1,547	1,800	1,339

Operating Income (Loss)	(106)	(263)	205	(131)	242

Interest expense	359	386	85	81	89
Net Income (Loss)	$(465)	$(649)	$120	$(212)	$153

Total Full-Time Equivalent Employees	66	62	60	60	55

(a) Gross proft margin percentage = Gross Profit Margin / Total Revenue

Page | 15

CONDENSED CONSOLIDATED QUARTERLY FINANCIAL HIGHLIGHTS

QuarterlyTrend

(In Thousands)

	Mar 31 2011	Jun 30 2011	Sept 30 2011	Dec 31 2011	Mar 31 2012
Cash Flows From Operating Activities

Net income (loss)	$(465)	$(650)	$120	$(212)	$153
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	309	305	283	285	324
Stock based compensation	81	73	70	51	23
Provision for doubtful accounts	54	202	1	-	10
Changes in operating assets and liabilities:
Accounts receivable	189	(392)	111	124	(393)
Inventories	55	(103)	(17)	(36)	(45)
Prepaid expenses	(91)	118	(28)	85	(9)
Accounts payable	(104)	149	(12)	(150)	(16)
Accrued expenses	108	7	(78)	221	(154)
Deferred revenue	(9)	(5)	9	(3)	(6)
Accrued interest payable	316	259	15	47	48

Net cash provided by (used in) operating activities	443	(37)	474	412	(65) (1)

Principal payments on long-term debt	(436)	(347)	(309)	(279)	(237)

Net cash provided by (used in) operating activities less principal payments on long-term debt	$7	$(384)	$165	$133	$(302)

(1)	As of March 31, 2012, the Company had an outstanding receivable balance from the Commonwealth of Massachusetts totaling approximately $748,000. This Agency has historically paid invoices within 25 days. As a result of administrative delays in processing the various extensions to the contract with the Commonwealth of Massachusetts, the Commonwealth did not continue this payment pattern. Had the Commonwealth paid invoices in a manner consistent with their historical pattern the Company would have received approximately an additional $500,000 of cash during the three months ended March 31, 2012, as of March 31, 2012 invoices totaling $525,291 were outstanding and past the normal payment pattern of the Commonwealth of Massachusetts, and Net cash provided by (used in) operating activities would have been approximately $435,000.

Page | 16

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenue

Equipment Revenue

Equipment revenue consists of the daily leasing of electronic monitoring equipment and periodic charges for lost or damaged equipment. For the three month period ended March 31, 2012 the Company had equipment revenue of $2,152,000 compared with $2,380,000 for the same period in 2011 which represents a decline of 10%, which was due to a net decline in the number of units deployed.

Service Revenues

Service revenues consist of daily charges for Monitoring Center Intervention, in connection with the leasing of GPS equipment outlined above. For the three months ended March 31, 2012 the Company reported service revenue of $129,000 compared to $120,000 for the same period in 2011.

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

For the three month period ended March 31, 2012 the Company reported cost of revenue of $700,000 compared to $836,000 for the same period in 2011 which represent decreases of approximately 16%.

For the three months ended March 31, 2012 the $136,000 decrease in cost of revenue is attributable to the following:

•	$60,000 decrease in communications costs resulting from the renegotiation of our contract with our wireless service provider during the three months ended June 30, 2011
•	$30,000 decrease in freight costs
•	$20,000 decrease in 3rd party equipment costs driven by the Company’s decision to terminate its reseller relationship with STOP, L.L.C. under which the Company deployed STOP, L.L.C.’s one piece device
•	$26,000 decrease in various other costs including supply and repair costs

Management anticipates that Cost of Revenue through the remainder of 2012 to decline relative to the levels reported for the three months ended March 31, 2012. These costs will decline as a result of renegotiating our wireless communication contract in April of 2012 and costs associated with Massachusetts no longer being incurred.

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

Page | 17

R&D expenses for the three months ended March 31, 2012 were $157,000 compared to $232,000 for the same period in 2011, a decrease of $75,000. R&D expenses decreased largely as a result of restructuring of the R&D team during 2011 resulting in the elimination of administrative positions.

In the short term, overall R&D expenses are expected to continue at or about the current levels reported for the quarter ending March 31, 2012.

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

For the three month period ended March 31, 2012, SG&A expenses decreased $356,000 from $1,538,000 reported in 2011 to $1,182,000 reported in 2012. Significant decreases of SG&A expense in the comparable periods are highlighted below:

•	Personnel related expenses included salaries, benefits, incentive compensation, and travel decreased approximately $187,000 as a result of actions previously discussed

•	Stock option expenses decreased $57,000

•	Bad debt expense decreased $44,000

•	Consultant expense decreased $21,000

•	Various other expenses including advertising, insurance, communications, and other expenses decreased an aggregate of $47,000

Management expects that as a result of actions already completed, SG&A expenses will decline from the amounts reported for the three months ended March 31, 2012. Despite the reductions in headcount and expenses, the Company remains strategically positioned to support material revenue growth without requiring a corresponding increase in SG&A expenses.

Interest Expense, Net

Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. During the three months ended March 31, 2012 the Company reported net interest expense of $89,000 a decrease of $270,000 from the $359,000 reported for the three months ended March 31, 2011. The decrease is attributable to the financial restructuring completed June 30, 2011 as well as the maturation of capital leases, offset by the addition of new leases.

Net Income / (Loss)

The Company generated net income for the three months ended March 31, 2012 of $153,000, an improvement of $618,000 over the net loss of $465,000 realized during the three months ended March 31, 2011.

Page | 18

Preferred Stock Dividends and Accretion

For the three month period ended March 31, 2012, preferred stock dividends totaled $641,000 as compared to $319,000 for the three month period ended March 31, 2011. Additionally, accretion on the Series C was $50,000 for the three months ended March 31, 2011 and decreased to $0 for the three months ended March 31, 2012 due to the financial restructuring completed June 30, 2011.

The increase in dividends was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock. As a result of the amendment to the terms of the Series C Preferred Stock on June 30, 2011, which allows it to be recorded as stockholders’ equity rather than debt, the periodic accretion noted above, which was increasing the carrying amount of the Series C Preferred Stock, is no longer required, as of July 1, 2011. For similar reasons, no accretion to carrying value is required on the Company’s Series D Preferred Stock. Additionally, while future dividends on both the Series C Preferred Stock and the Series D Preferred Stock will continue to accrue at a cumulative compounded rate of 8.0% per annum, such dividends and interest are payable only in additional shares of Preferred Stock.

Liquidity and Capital Resources

The Company’s principal uses of cash are the payment of operating expenses and debt service payments on its debt obligations, including its capital lease financing. In general, the Company expects to meet these liquidity needs by generating positive cash flow from operating activities. The Company also uses cash to repay long-term capital lease obligations incurred in connection with the acquisition of monitoring equipment that it leases or sells to its customers. For the three months ended March 31, 2012, the Company used $65,000 of cash in operating activities. Investing activities used $430,000 of cash and financing activities generated cash of $243,000. The total of all cash flow activities resulted in a decrease in the balance of cash for the three months ended March 31, 2012 of $252,000. For the same period of 2011, the Company generated $443,000 of cash from operating activities, used $256,000 in investing activities, and generated $289,000 in cash from financing activities. The total of all cash flow activities in the three months ended March 31, 2011 resulted in an increase in the balance of cash of $476,000.

As of March 31, 2012, the Company had an outstanding receivable balance from the Commonwealth of Massachusetts totaling $748,000. This Agency has historically paid invoices within 25 days and had this payment pattern continued the Company would have received an additional $500,000 of cash during the three months ended March 31, 2012 and been left with only an outstanding balance equal to only one month of billings at March 31, 2012. The delay in receipt of payment from the Commonwealth was the result of administrative delays on the part of Massachusetts in processing various extensions to the Company’s contract beyond its original termination date of January 4, 2012. The delay in payment resulted in the use of cash in operating activities and the decrease in the balance of cash for the three months ended March 31, 2012. The outstanding receivable balance from the Commonwealth of Massachusetts is expected to be received during the three months ended June 30, 2012.

The Company believes that its current working capital combined with the amounts available for additional working capital via the Business Loan Agreement with Access Bank and through lease financing for its monitoring equipment through AHK are sufficient to meet its liquidity needs through 2012.

Page | 19

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We do not believe that any of the accounting estimates are critical at this time, however we expect to continue to review our accounting estimates in order to determine if any of these accounting estimates are critical. For further discussion of our significant accounting policies, refer to Note 1 – “Nature of Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Page | 20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (3)

3.2	Restated Bylaws of the Company (1)

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Preferred Stock Designated Series C 8% Cumulative, Compounding Exchangeable Preferred Stock (2)

3.4	Certificate of Designation, Preferences and Rights of Preferred Stock Designated Series D 8% Cumulative, Compounding Exchangeable Preferred Stock of the Company (2)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Statements of Stockholders’ Equity for the three months ended March 31, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the registrant’s registration statement on Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(2)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on July 1, 2011 (Commission File No. 0-26455).

(3)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on December 14, 2006 (Commission File No. 0-26455).

Page | 21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By:	/s/ Lincoln Zehr
Lincoln Zehr
Chief Executive Officer

Dated: May 14, 2012

By:	/s/Kimberly R. Reed
Kimberly Reed
Principal Accounting Officer

Dated: May 14, 2012

Page | 22