Form 10-Q
period 2012-06-30
ISECURETRAC CORP
filed 2012-08-14
CIK 1088120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

The number of shares of issuer’s common stock outstanding as of July 18, 2012 was 10,935,673.

iSecureTrac Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iSECUREtrac Corp. and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$539,704	$505,500
Accounts receivable, net of allowance for doubtful accounts of $737,754 in 2012 and $727,754 in 2011	1,159,487	1,428,265
Inventories	331,918	324,919
Prepaid expenses and other	89,397	124,355
Total current assets	2,120,506	2,383,039
Leasehold improvements and equipment, net of accumulated depreciation of $14,215,074 in 2012 and $13,610,392 in 2011	3,576,336	3,806,381
Goodwill	2,302,179	2,302,179
Other assets	18,059	18,059
Total assets	$8,017,080	$8,509,658
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$363,383	$847,076
Accrued expenses	339,464	555,884
Current maturities of long-term debt	637,896	538,206
Deferred revenues	49,954	63,063
Accrued interest, current	960	-
Total current liabilities	1,391,657	2,004,229
Long-term debt, less current maturities, including accrued interest on long-term debt	2,835,684	2,498,692
Total liabilities	4,227,341	4,502,921
Commitments and contingency
Stockholders' equity
Common stock	10,936	10,930
Nonredeemable exchangeable Series C preferred stock	17,153	15,882
Nonredeemable exchangeable Series D preferred stock	14,383	13,318
Additional paid-in capital	89,527,693	88,203,493
Accumulated deficit	(85,780,426)	(84,236,886)
Total stockholders' equity	3,789,739	4,006,737
Total liabilities and stockholders' equity	$8,017,080	$8,509,658

See Notes to Consolidated Financial Statements.

Page | 1

iSECUREtrac Corp. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Revenues:
Equipment leasing	$1,438,069	$2,188,954	$3,577,239	$4,530,247
Administrative, field & support service revenues	134,381	117,107	263,277	236,929
Equipment sales	28,984	111,502	41,901	150,802
Total revenues	1,601,434	2,417,563	3,882,417	4,917,978
Operating expenses:
Cost of revenues	683,894	762,778	1,383,535	1,598,821
Research and development	162,024	227,606	319,271	459,495
Sales, general and administrative	1,081,896	1,690,255	2,264,246	3,228,533
Total operating expenses	1,927,814	2,680,639	3,967,052	5,286,849
Operating loss	(326,380)	(263,076)	(84,635)	(368,871)
Interest income (expense):
Interest income	-	1	-	2
Interest expense	(88,478)	(386,435)	(177,679)	(745,927)
Total interest expense, net	(88,478)	(386,434)	(177,679)	(745,925)
Loss before provision for income taxes	(414,858)	(649,510)	(262,314)	(1,114,796)
Provision for income taxes	-	-	-	-
Net loss	$(414,858)	$(649,510)	$(262,314)	$(1,114,796)
Preferred stock dividends and accretion	(640,613)	(372,595)	(1,281,226)	(741,400)
Net loss available to common stockholders	$(1,055,471)	$(1,022,105)	$(1,543,540)	$(1,856,196)
Basic and diluted loss per common share	$(0.10)	$(0.09)	$(0.14)	$(0.17)
Weighted average shares of common stock outstanding	10,934,747	10,930,117	10,932,432	10,929,451

See Notes to Consolidated Financial Statements.

Page | 2

iSECUREtrac Corp. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2012

(Unaudited)

							Additional
	Common Stock		Preferred Series C		Preferred Series D		Paid -in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	10,930,117	$10,930	1,588,163	$15,882	1,331,814	$13,318	$88,203,493	$(84,236,886)	$4,006,737
Shares issued for directors' fees	5,556	6	-	-	-	-	1,994	-	2,000
Stock based compensation	-	-	-	-	-	-	43,316	-	43,316
Series C preferred stock issued in satisfaction of accrued dividends	-	-	127,053	1,271	-	-	(1,271)	-	-
Accrual of Series C preferred stock dividends	-	-	-	-	-	-	696,865	(696,865)	-
Series D preferred stock issued in satisfaction of accrued dividends	-	-	-	-	106,545	1,065	(1,065)	-	-
Accrual Series D preferred stock dividends	-	-	-	-	-	-	584,361	(584,361)	-
Net loss	-	-	-	-	-	-	-	(262,314)	(262,314)
Balance, June 30, 2012	10,935,673	$10,936	1,715,216	$17,153	1,438,359	$14,383	$89,527,693	$(85,780,426)	$3,789,739

See Notes to Consolidated Financial Statements.

Page | 3

iSECUREtrac CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash Flows From Operating Activities
Net loss	$(262,314)	$(1,114,796)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	604,682	613,508
Stock based compensation	45,316	154,219
Provision for Doubtful Accounts	10,000	256,756
Changes in operating assets and liabilities:
Accounts receivable	258,778	(202,815)
Inventories	(6,999)	(48,361)
Prepaid expenses and other assets	34,958	27,092
Accounts payable	(183,277)	45,869
Accrued expenses	(216,420)	114,854
Deferred revenues	(13,109)	(14,264)
Accrued interest payable	97,017	575,162
Net cash provided by operating activities	368,632	407,224
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(675,053)	(468,706)
Capitalization of software development costs	-	(138,570)
Net cash used in investing activities	(675,053)	(607,276)
Cash Flows From Financing Activities
Principal proceeds from long-term debt	760,000	500,000
Proceeds from revolving line of credit, net	-	575,000
Principal payments on long-term debt	(419,375)	(782,679)
Payments in connection with Series D Preferred Stock and debt conversion agreement	-	(10,000)
Net cash provided by financing activities	340,625	282,321
Increase in cash	34,204	82,269
Cash and cash equivalents at beginning of period	505,500	88,956
Cash and cash equivalents at end of period	$539,704	$171,225
Supplemental Non-cash Disclosure

Equipment purchases included in accounts payable	$148,535	$43,060

See Notes to Consolidated Financial Statements.

Page | 4

iSECUREtrac CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2012 and 2011

(Unaudited)

Note 1. General

The unaudited interim condensed consolidated financial statements as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) and its wholly-owned subsidiary, iSt Services, Inc., at December 31, 2011, has been taken from the audited consolidated financial statements at that date. The condensed consolidated financial statements for the three and six months ended June 30, 2012 and June 30, 2011 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations and cash flows for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012. Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

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

During the three and six months ended June 30, 2012, the Company granted options to purchase a total of 3,000 and 58,000 shares of common stock to three and eight employees pursuant to the 2006 Plan. During the three and six months ended June 30, 2012, 39,688 and 129,334 options issued under the 2006 Plan were forfeited, no options issued under the 2001 Plan were forfeited and no options issued under employment agreements outside the 2006 Plan and the 2001 Plan were forfeited. No options were exercised during the three and six months ended June 30, 2012. The following table shows stock option activity during the six month period ended June 30, 2012:

Page | 5

Options	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,028,632	$1.33	$875
Granted	58,000	0.18
Exercised	-	-
Forfeited	(129,334)	0.78
Outstanding at June 30, 2012	2,957,298	$1.34	$3,058
Exercisable at June 30, 2012	2,875,256	$1.36	$527

During the three and six month period ended June 30, 2012, no warrants expired or were granted by the Company or exercised by warrant holders.

At June 30, 2012, the Company had 2,957,298 outstanding stock options, 6,287,045 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, and 658,018 shares issuable upon the exercise of outstanding warrants, collectively, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

The Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Risk free interest rate	1.36%	1.93%
Expected volatility factor	80.74%	74.82%
Expected option term in years	6	6
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	0% and 3%	0% and 3%

The risk-free interest rate is determined on the date the grant is issued. This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of 3.5 years to 6.5 years. Expected volatilities are based upon looking back at historical stock prices of the Company over the two years prior to the stock option award.

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

The Company recorded stock compensation expense for the three and six months ended June 30, 2012 and June 30, 2011 as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Employee expense	$20,656	$72,949	$43,316	$152,219

Non-employee expense	2,000	-	2,000	2,000

Total stock-based compensation expense	$22,656	$72,949	$45,316	$154,219

As of June 30, 2012, there was approximately $31,882 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees. The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2012	$26,636
2013	4,329
2014	917
Total	$31,882

Note 3. Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012			December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,105,402	$994,628	$110,774	$1,093,531	$952,623	$140,908
Leasehold improvements	175,819	125,372	50,447	175,819	117,268	58,551
Components held for future monitoring equipment builds	210,000	-	210,000	210,000	-	210,000
Software development costs	726,049	308,825	417,224	726,049	236,227	489,822
Monitoring equipment	15,574,140	12,786,249	2,787,891	15,211,374	12,304,274	2,907,100
Total leasehold improvements and equipment	$17,791,410	$14,215,074	$3,576,336	$17,416,773	$13,610,392	$3,806,381

The Company recorded depreciation expense of $604,682 and $613,508 for the six months ended June 30, 2012 and 2011, respectively.

During the periods ending June 30, 2012 and June 30, 2011, the Company capitalized software development costs of $0 and $138,570, respectively.

Note 4. Goodwill

Goodwill is the excess of the cash paid over the fair value of the net assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year or if certain events or circumstances occur.  The Company determined that there was no impairment of goodwill as of December 31, 2011. No events transpired in the six months ended June 30, 2012 that required a reevaluation of this conclusion.

Page | 7

Note 5. Credit Agreements

As of June 30, 2012, the Company has in place a line of credit with Access Bank as outlined below. Prior to the establishment of this line of credit, the Company had available credit facilities through Crestpark LP, Inc as outlined below.

Access Bank Line of Credit – On December 29, 2011, the Company entered into a Business Loan Agreement (the “Loan Agreement”) with Access Bank of Omaha, Nebraska, (the “Bank”) pursuant to which the Bank has made available to the Company an asset-based revolving line of credit of up to $750,000 through December 31, 2012 (the “Line of Credit”). Borrowings under the Line of Credit are evidenced by a Promissory Note of the Company, dated December 29, 2011 (the “Note)), and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a Commercial Security Agreement by and between the Company and the Bank, dated December 29, 2011 (the “Security Agreement”). Borrowings against the Line of Credit will be used, if needed, to meet the Company’s working capital needs from time to time and will be limited to a borrowing base equal to 75% of the Company’s eligible accounts receivable. Interest expense to Access Bank for the six months ending June 30, 2012 was $7,599, including the unused commitment fee. As of June 30, 2012, the Company had $688,000 available under the Line of Credit. The Company has not borrowed any funds under the Line of Credit.

Outstanding borrowings against the Line of Credit will bear interest at a variable rate equal to 2.5% over an index rate representing the prime rate on corporate loans posted by at least 70% of the nation’s largest banks. Accordingly, on June 30, 2012, the interest rate on the Line of Credit would have been 5.75%. The Company is also required to pay the Bank a quarterly non-use fee of 0.50% per annum on the average funds available under the Line of Credit, but will be waived by the Bank for any quarter during which the average borrowings exceed 60% of the funds available. As a condition to entering the Loan Agreement, the Bank has required Crestpark, LP, Inc. (“Crestpark”) to enter into an Intercreditor agreement with the Bank under which Crestpark has agreed to subordinate its security interest in the assets of the Company that collateralizes the $2,000,000 long-term loan made by Crestpark to the Company which is due January 1, 2015.

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

Page | 8

On July 22, 2011, the Revolving Credit Commitment was terminated and replaced with a short-term note payable to Crestpark in the amount of $250,000 which was available to the Company to draw upon and matured September 20, 2011. This short-term note payable was subsequently extended and terminated on December 29, 2011.

Note 6. Long-Term Debt and Lease Obligations

The Company had the following long-term debt at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Crestpark LP, Inc
One secured note payable maturing on January 1, 2015
Fixed Tranche ~ bearing interest at 9.5%	$2,000,000	$2,000,000
AHK Leasing, LLC
Nine separate capital leases with related parties that are carrying interest rates at 8.50% to 10.25% and maturing December 2012 to June 2015.	1,280,412	939,787
Total long-term debt	$3,280,412	$2,939,787
Less current maturities	(637,896)	(538,206)
Total long-term debt less current maturities	$2,642,516	$2,401,581
Accrued interest on long-term debt related to the note payable to Crestpark LP, Inc	$193,168	$97,111
Total long-term debt less current maturities, including accrued interest on long-term debt	$2,835,684	$2,498,692

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

As of June 30, 2012 and December 31, 2011, the Company has outstanding a Note Payable (“Note”) with Crestpark for $2,000,000, under a Credit and Security Agreement originally dated December 18, 2007 and subsequently amended. Outstanding borrowings are due and payable on the earlier of (i) January 1, 2015 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Note, plus all accrued but unpaid interest. The Company may prepay the Note at any time without premium or penalty.

The Note provides, among other things, that the borrowings thereunder shall bear interest at 9.5% per annum and that such interest will be due and payable at maturity of the Note. Accrued interest on the Note was $193,168 and $97,111 at June 30, 2012 and December 31, 2011, respectively.

The borrowings under the Note are secured by a first priority security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing, LLC under its sale leaseback arrangements and to the interest of Access Bank under the December 29, 2011 Line of Credit.

Page | 9

Capital Leases - AHK Leasing, LLC.

AHK Leasing, LLC (“AHK”) is a company controlled by three stockholders, one of which is a current director. These loans were in the form of capital leases with 36 month terms and bearing interest at a rate of 8.50% to 10.25% per annum and mature between December 2012 and June 2015. There was no accrued interest payable to AHK at June 30, 2012.

Total interest expense, including unused commitment fees, for the three months and six months ended June 30, 2012 and June 30, 2011 is as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
AHK interest on long term debt	$29,526	$36,636	$58,010	$76,776

Crestpark LP interest on long-term debt	49,228	314,292	98,456	606,013

Crestpark LP credit agreements	-	34,984	-	60,898

Other	9,724	523	21,213	2,240
Total interest expense	$88,478	$386,435	$177,679	$745,927

Interest expense paid during the three and six months ended June 30, 2012 and 2011 was $39,250 and $79,223, respectively, as compared to $126,509 and $168,367 for the same periods of 2011.

Note 7. Series C 8% Cumulative, Compounding Exchangeable Preferred Stock

As of June 30, 2012 and December 31, 2011, the Company has authorized 5,000,000 shares of preferred stock, of which 2,800,000 are designated as its $0.01 par value Series C 8% Cumulative, Compounding Exchangeable Preferred Stock (the “Series C Preferred Stock”). As of December 31, 2011 and June 30, 2012, the Company has outstanding 1,588,163 and 1,715,216 shares of Series C Preferred Stock, respectively. The Series C Preferred Stock outstanding at June 30, 2012 is exchangeable for 8,203,207 shares of common stock and warrants to acquire 6,287,045 shares of common stock at an exercise price of $2.30 per share at anytime at the discretion of the preferred stockholder.

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

As a result of the issuance of 127,053 Series C Preferred Stock shares on June 30, 2012 in satisfaction of accrued dividends to date, the Company had no accrued Series C Preferred Stock dividends at June 30, 2012.

Page | 10

Note 8. Series D 8% Cumulative, Compounding Exchangeable Preferred Stock

As of June 30, 2012 and December 31, 2011, the Company has authorized 5,000,000 shares of preferred stock, of which 2,200,000 are designated as its $0.01 par value Series D 8% Cumulative, Compounding Exchangeable Preferred Stock (the “Series D Preferred Stock”). As of December 31, 2011 and June 30, 2012, the Company has outstanding 1,331,814 and 1,438,359 shares of Series D Preferred Stock, respectively. The Series D Preferred Stock outstanding at June 30, 2012 is exchangeable for 26,816,865 shares of common stock

Dividends on the Series D Preferred Stock shall be payable in additional shares of Series D Preferred Stock, rather than cash, in an amount per share equal to 0.08 shares of Series D Preferred Stock per annum compounded annually.

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

As a result of the issuance of 106,545 Series D Preferred Stock shares on June 30, 2012 in satisfaction of accrued dividends to date, the Company had no accrued Series D Preferred Stock dividends at June 30, 2012.

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

Page | 11

Note 10. Subsequent Events

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

Note 12. Commitments and Contingencies

During the quarter ended June 30, 2012, the Company was named as a defendant in a lawsuit seeking damages for injuries suffered by the victim of a shooting allegedly perpetrated by an individual who was under electronic monitoring by the State of Maryland using the Company’s GPS-based monitoring system. The Company’s management believes the plaintiff’s allegations and legal basis for recovery are without merit and accordingly has estimated that the maximum net exposure to the Company is $50,000 which is the amount of the Company’s liability insurance deductible. As of June 30, 2012, no expense has been recorded or accrued for relating to this lawsuit.

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

Page | 12

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

Operating Summary and Future Outlook

As outlined in our Form 10-Q for the first quarter of 2012, the Company has implemented clear strategies with respect to technology and software platform as well as sales and marketing which were designed to improve both the competitive position and financial performance of the Company in light of industry trends and the expected loss of revenues from our largest client, the Commonwealth of Massachusetts . Through the six months ended June 30, 2012, the implementation of those strategies has gone nearly as planned and the Company is almost exactly where we expected to be.

The decline in revenue for the three months and six months ended June 30, 2012 in comparison to 2011 was expected as the Commonwealth of Massachusetts transitioned to a new vendor. The expense reductions initiated during the quarter ended March 31, 2012 which were projected to decrease annual operating expenses by more than $1 million, began to take effect and the decline in expenses for the quarter ended June 30, 2012 was the direct result of those actions.

During the quarter ended June 30, 2012, contracts signed during the quarter ending March 31, 2012 began to generate nominal amounts of revenue and are expected to grow throughout the remainder of 2012. In addition, during the most recent quarter the Company again signed a number of new contracts, some of which are already generating revenue and they too are projected to increase in size throughout the remainder of 2012. None of these new contracts or known opportunities are individually or collectively of sufficient size to offset the revenue previously generated by the Commonwealth of Massachusetts, and as such, the Company expects it will take time for revenue to return to the levels reported during the first quarter of 2012.

While the Company expects the quarter ended September 30, 2012 to be cash flow negative, on the basis of the contracts signed in the last two quarters, the Company does expect revenue for the quarter ended September 30, 2012 to increase over the revenue reported for the quarter ended June 30, 2012, and further expects to be operating cash flow positive before the end of 2012.

Page | 13

The continued success in implementing the above strategies is expected to result in improving financial performance in the latter portion of 2012 and into 2013 as well as providing the ability to continue increasing revenue and cash flow well beyond 2013.

Summary of Financial Information

The following table provides a comparison of selected financial highlights, in thousands, for the three months ended June 30, 2012 and 2011:

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS

Three Months Ended June 30, 2012 and 2011

(In thousands)

			Fav / (Unfav)
	2012	2011	Change
Revenue:
Equipment revenue	$1,467	$2,301	$(834)
Services revenue	134	117	17
Total revenue	1,601	2,418	(817)
Costs of revenue	684	763	79
Gross profit margin	917	1,655	(738)
Gross profit margin % (a)	57.2%	68.4%

Research and development expenses (R&D)	162	228	66
Sales, general and administrative expenses (SG&A)	1,082	1,690	608
Total R&D and SG&A	1,244	1,918	674
Operating loss	(327)	(263)	(64)
Interest expense, net	88	386	298
Net loss	$(415)	$(649)	$234
Preferred stock dividends and accretion	641	373	(268)
Net loss available to common stockholders	$(1,056)	$(1,022)	$(34)

(a) Gross proft margin percentage = Gross Profit Margin / Total Revenue

Page | 14

Quarterly Highlights

In addition to the selected financial highlights above, the following selected quarterly financial and non-financial data over the past 5 quarters is important in understanding the trend in the Company’s results of operations:

CONDENSED CONSOLIDATED QUARTERLY FINANCIAL HIGHLIGHTS

Quarterly Trend

(In Thousands)

	Jun 30 2011	Sept 30 2011	Dec 31 2011	Mar 31 2012	Jun 30 2012
Revenue:
Equipment leasing	$2,301	$2,360	$2,341	$2,152	$1,467
Service Revenue	117	118	126	129	134
Total Revenue	2,418	2,478	2,467	2,281	1,601

Costs of Revenue	763	726	798	700	684

Gross profit margin	1,655	1,752	1,669	1,581	917
Gross profit margin % (a)	68.4%	70.7%	67.7%	69.3%	57.2%

Research & Development (R&D)	228	176	187	157	162

Selling General & Admin (SG&A)	1,690	1,371	1,613	1,182	1,082
Subtotal R&D and SG&A	1,918	1,547	1,800	1,339	1,244

Operating Income (Loss)	(263)	205	(131)	242	(327)

Interest expense	386	85	81	89	88
Net Income (Loss)	$(649)	$120	$(212)	$153	$(415)

Total Full-Time Equivalent Employees	62	60	60	55	52

Page | 15

CONDENSED CONSOLIDATED QUARTERLY FINANCIAL HIGHLIGHTS

QuarterlyTrend

(In Thousands)

Cash Flows From Operating Activities	Jun 30 2011	Sept 30 2011	Dec 31 2011	Mar 31 2012	Jun 30 2012
Net income (loss)	$(650)	$120	$(212)	$153	$(415)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	305	283	285	324	281
Stock based compensation	73	70	51	23	22
Provision for doubtful accounts	202	1	-	10	-
Changes in operating assets and liabilities:
Accounts receivable	(392)	111	124	(393)	652
Inventories	(103)	(17)	(36)	(45)	38
Prepaid expenses	118	(28)	85	(9)	44
Accounts payable	149	(12)	(150)	(16)	(167)
Accrued expenses	7	(78)	221	(154)	(62)
Deferred revenue	(5)	9	(3)	(6)	(7)
Accrued interest payable	259	15	47	48	49
Net cash provided by (used in) operating activities	(37)	474	412	(65)	434 (1)

Principal payments on long-term debt	(347)	(309)	(279)	(237)	(183)

Adjusted Net cash provided by (used in) operating activities less principal payments on long-term debt	$(384)	$165	$133	$(302)	$251

(1)	As of March 31, 2012, the Company had an outstanding receivable balance from the Commonwealth of Massachusetts totaling approximately $748,000. This Agency has historically paid invoices within 25 days. As a result of administrative delays in processing the various extensions to the contract with the Commonwealth of Massachusetts, the Commonwealth did not continue this payment pattern. Had the Commonwealth paid invoices in a manner consistent with their historical pattern the Company would have received approximately an additional $500,000 of cash during the three months ended March 31, 2012, as of March 31, 2012 invoices totaling $525,291 were outstanding and past the normal payment patter of the Commonwealth of Massachusetts, and Net cash provided by (used in) operating activities would have been approximately $435,000 for the three months ended March 31, 2012. This outstanding receivable payment was received during the three months ended June 30, 2012. Without this receipt of payment during the three months ended June 20, 2012, that would have normally been received during the three months ended March 31, 2012, Net cash provided by (used in) operating activities would have been approximately ($66,000) for the three months ended June 30, 2012.

Page | 16

For the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011

Revenue

Equipment Revenue

Equipment revenue consists of the daily leasing of electronic monitoring equipment and periodic charges for lost or damaged equipment. For the three and six month periods ended June 30, 2012, the Company had equipment revenue of $1,467,000 and $3,619,000 compared with $2,301,000 and $4,681,000 for the same periods in 2011 which represents a decline of 36% and 23%, which was due to a net decline in the number of units deployed. Over half of the decline in revenues is the result of the transition of the Commonwealth of Massachusetts to a new vendor early in the second quarter of 2012. The remainder of the decline in revenue is a result of the transition of the Tennessee Board of Probation and Parole contract to another vendor in 2011 after RFP award in 2010, the cancellation of a service provider agreement by the Company for non-payment in the second half of 2011 and the repricing of certain agreements in 2012 during renewal negotiations.

Revenue from the Commonwealth of Massachusetts aggregated $61,000 and $801,000 for the three and six month periods ended June 30, 2012 compared to $681,000 and $1,312,000 for the same periods in 2011.

Service Revenues

Service revenues consist of daily charges for Monitoring Center Intervention, in connection with the leasing of GPS equipment outlined above. For the three and six months ended June 30, 2012 the Company reported service revenue of $134,000 and $263,000 compared to $117,000 and $237,000 for the same periods in 2011. The increase was due to an increased number of deployed units utilizing this service offering. We did not provide Monitoring Center Intervention services under our contract with the Commonwealth of Massachusetts.

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

For the three and six month periods ended June 30, 2012 the Company reported cost of revenue of $684,000 and $1,384,000 compared to $763,000 and $1,599,000 for the same periods in 2011 which represent decreases of approximately 10% and 13%, respectively.

For the three months ended June 30, 2012 the $79,000 decrease in cost of revenue is attributable to the following:

•	$32,000 decrease in communications costs resulting from the renegotiation of our contract with our wireless service provider during the three months ended June 30, 2011 and a second renegotiation further decreasing communication costs during the three months ended June 30, 2012
•	$31,000 decrease in co-location facility costs resulting from the transition of our backup facilities to a new location during the fourth quarter of 2011
•	$28,000 decrease in freight costs

Page | 17

•	$12,000 increase in various other costs including supply and repair costs

For the six months ended June 30, 2012 the $215,000 decrease in cost of revenue is attributable to the following:

•	$94,000 decrease in communication costs resulting from the renegotiation of our contract with our wireless service provider during the three months ended June 30, 2011 and again during the three months ended June 30, 2012
•	$36,000 decrease in co-location facility costs resulting from the transition of our backup facilities to a new location during the fourth quarter of 2011
•	$59,000 decrease in freight costs due to a decrease in expedited shipments to meet customer demand and the minimal shipments made to the Commonwealth of Massachusetts during the second quarter of 2012
•	$30,000 decrease in 3rd party equipment costs driven by the Company’s decision to terminate its reseller relationship with STOP, L.L.C. under which the Company deployed STOP, L.L.C.’s one piece device
•	$4,000 increase in various other costs including supply and repair costs

Management anticipates that Cost of Revenue through the remainder of 2012 to decline relative to the levels reported for the three months ended June 30, 2012. These costs will decline as a result of renegotiating our wireless communication contract in April of 2012.

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

R&D expenses for the three and six months ended June 30, 2012 were $162,000 and $319,000 compared to $228,000 and $459,000 for the same periods in 2011, a decrease of $66,000 and $140,000, respectively. R&D expenses decreased largely as a result of restructuring of the R&D team during 2011 resulting in the elimination of administrative positions. In the short term, overall R&D expenses are expected to continue at or about the current levels reported for the quarter ending June 30, 2012.

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

For the three month period ended June 30, 2012, SG&A expenses decreased $608,000 from $1,690,000 reported in 2011 to $1,082,000 reported in 2012. Significant decreases of SG&A expense in the comparable periods are highlighted below:

•	Personnel related expenses included salaries, benefits, incentive compensation, and travel decreased approximately $232,000 as a result of actions previously discussed herein

Page | 18

•	Consulting expenses decreased $31,000

•	Stock option expenses decreased $52,000

•	Bad debt expense decreased $203,000

•	Legal expense decreased $38,000

•	Various other expenses including advertising, insurance, communications, and other expenses decreased an aggregate of $52,000

For the six month period ended June 30, 2012, SG&A expenses decreased $965,000 from $3,229,000 reported in 2011 to $2,264,000 reported in 2012. Significant decreases of SG&A expense in the comparable periods are highlighted below:

•	Personnel related expenses included salaries, benefits, incentive compensation, and travel decreased approximately $414,000 as a result of actions previously discussed herein

•	Consulting expenses decreased $52,000

•	Stock option expenses decreased $109,000

•	Bad debt expense decreased $247,000

•	Legal expense decreased $48,000

•	Various other expenses including advertising, insurance, communications, and other expenses decreased an aggregate of $95,000

Management expects that SG&A expenses will continue at or about the same levels reported for the three months ended June 30, 2012. The Company remains strategically positioned to support material revenue growth without requiring a corresponding increase in SG&A expenses.

Interest Expense, Net

Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. During the three and six months ended June 30, 2012 the Company reported net interest expense of $88,000 and $177,000, decreases of $298,000 and $569,000, respectively, from the $386,000 and $746,000 reported for the three and six months ended June 30, 2011. The decrease is attributable to the financial restructuring completed June 30, 2011 as well as the maturation of certain capital leases, offset by the addition of new leases.

Net Loss

The Company’s net loss for the three and six month periods ended June 30, 2012 was $415,000 and $262,000, and improvement of $235,000 and $853,000, respectively over the comparable periods in 2011 for the reasons described above.

Preferred Stock Dividends and Accretion

For the three and six month periods ended June 30, 2012, preferred stock dividends totaled $641,000 and $1,281,000 as compared to $323,000 and $641,000 for the three and six month periods ended June 30, 2011. Additionally, accretion on the Series C was $50,000 and $100,000 for the three and six months ended June 30, 2011. There was no accretion for the three and six months ended June 30, 2012 due to the financial restructuring completed June 30, 2011.

Page | 19

The increase in dividends was due to compounding interest on accrued but unpaid dividends on our Series C Preferred Stock and the addition of the Series D Preferred Stock. As a result of the amendment to the terms of the Series C Preferred Stock on June 30, 2011, which allows it to be recorded as stockholders’ equity rather than debt, the periodic accretion noted above, which was increasing the carrying amount of the Series C Preferred Stock, is no longer required, as of July 1, 2011. For similar reasons, no accretion to carrying value is required on the Company’s Series D Preferred Stock. Additionally, while future dividends on both the Series C Preferred Stock and the Series D Preferred Stock will continue to accrue at a cumulative compounded rate of 8.0% per annum, such dividends and interest are payable only in additional shares of Preferred Stock.

Liquidity and Capital Resources

The Company’s principal uses of cash are the payment of operating expenses and debt service payments on its debt obligations, including its capital lease financing. In general, the Company expects to meet these liquidity needs by generating positive cash flow from operating activities. The Company also uses cash to repay long-term capital lease obligations incurred in connection with the acquisition of monitoring equipment that it leases or sells to its customers. For the six months ended June 30, 2012, the Company generated $369,000 of cash in operating activities. Investing activities used $675,000 of cash and financing activities generated cash of $341,000. The total of all cash flow activities resulted in a increase in the balance of cash for the six months ended June 30, 2012 of $34,000. For the same period of 2011, the Company generated $407,000 of cash from operating activities, used $607,000 in investing activities, and generated $282,000 in cash from financing activities. The total of all cash flow activities in the three months ended June 30, 2011 resulted in an increase in the balance of cash of $82,000.

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

Page | 20

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has been named as a defendant in a lawsuit filed in United States District Court in Maryland (Northern Division) on June 11, 2012 seeking recovery of damages for injuries suffered by the victim of a shooting allegedly perpetrated by an individual who was under electronic monitoring by the State of Maryland using the Company’s GPS-based monitoring system. However, at the date of this filing, the Company has not been served with the complaint and as such this remains only a potential claim. The Company’s liability insurance carrier will assume defense of this claim should the suit be served. The Company’s management believes the plaintiff’s allegations and legal basis for recovery are without merit and accordingly has estimated that the maximum net exposure to the Company is $50,000 which is the amount of the Company’s liability insurance deductible.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2012, the Company issued an aggregate of 5,556 shares of common stock to four directors in partial payment of directors’ fees. The shares had a market value on March 31, 2012 of $2,000. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Page | 21

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (3)

3.2	Restated Bylaws of the Company (1)

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Preferred Stock Designated Series C 8% Cumulative, Compounding Exchangeable Preferred Stock (2)

3.4	Certificate of Designation, Preferences and Rights of Preferred Stock Designated Series D 8% Cumulative, Compounding Exchangeable Preferred Stock of the Company (2)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Statements of Stockholders’ Equity for the six months ended June 30, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the registrant’s registration statement on Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(2)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on July 1, 2011 (Commission File No. 0-26455).

(3)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on December 14, 2006 (Commission File No. 0-26455).

Page | 22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By:	/s/ Lincoln Zehr
Lincoln Zehr
Chief Executive Officer

Dated: August 10, 2012

By:	/s/Kimberly R. Reed
Kimberly Reed
Principal Accounting Officer

Dated: August 10, 2012

Page | 23