Form 10-Q
period 2012-09-30
ISECURETRAC CORP
filed 2012-11-14
CIK 1088120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

The number of shares of issuer’s common stock outstanding as of November 5, 2012 was 48,807,249.

iSecureTrac Corp.

Table of Contents

		Page

	PART I

Item

1	Financial Statements	01
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
3.	Quantitative and Qualitative Disclosures About Market Risk	23
4.	Controls and Procedures	23

	PART II

1.	Legal Proceedings	23
1A.	Risk Factors (Not Required for SRC)	23
2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
3.	Defaults Upon Senior Securities	24
4.	Mine Safety Disclosures	24
5.	Other Information	24
6.	Exhibits	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iSECUREtrac Corp. and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$274,297	$505,500
Accounts receivable, net of allowance for doubtful accounts of $184,495 in 2012 and $727,754 in 2011	1,303,371	1,428,265
Inventories	351,520	324,919
Prepaid expenses and other	121,919	124,355
Total current assets	2,051,107	2,383,039
Leasehold improvements and equipment, net of accumulated depreciation of $14,493,998 in 2012 and $13,610,392 in 2011	3,376,696	3,806,381
Goodwill	2,302,179	2,302,179
Other assets	18,059	18,059
Total assets	$7,748,041	$8,509,658
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$217,202	$847,076
Accrued expenses	305,358	555,884
Current maturities of long-term debt	664,914	538,206
Deferred revenues	61,238	63,063
Accrued interest, current	1,919	-
Total current liabilities	1,250,631	2,004,229
Long-term debt, less current maturities, including accrued interest on long-term debt	1,179,010	2,498,692
Total liabilities	2,429,641	4,502,921
Commitments and contingencies
Stockholders' equity
Common stock	48,808	10,930
Nonredeemable exchangeable Series C preferred stock	141	15,882
Nonredeemable exchangeable Series D preferred stock	-	13,318
Additional paid-in capital	91,250,511	88,203,493
Accumulated deficit	(85,981,060)	(84,236,886)
Total stockholders' equity	5,318,400	4,006,737
Total liabilities and stockholders' equity	$7,748,041	$8,509,658

See Notes to Consolidated Financial Statements.

Page | 1

iSECUREtrac Corp. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Revenues:
Equipment leasing	$1,394,189	$2,299,640	$4,971,427	$6,829,887
Administrative, field & support service revenues	136,666	117,941	399,943	354,870
Equipment sales	118,308	60,869	160,210	211,672
Total revenues	1,649,163	2,478,450	5,531,580	7,396,429
Operating expenses:
Cost of revenues	603,871	726,345	1,987,407	2,325,166
Research and development	156,158	176,049	475,429	635,544
Sales, general and administrative	998,094	1,371,261	3,262,339	4,599,794
Total operating expenses	1,758,123	2,273,655	5,725,175	7,560,504
Operating income (loss)	(108,960)	204,795	(193,595)	(164,075)
Interest income (expense):
Interest income	-	-	-	2
Interest expense	(88,786)	(84,710)	(266,465)	(830,637)
Total interest expense, net	(88,786)	(84,710)	(266,465)	(830,635)
Income (loss) before provision for income taxes	(197,746)	120,085	(460,060)	(994,710)
Provision for income taxes	-	-	-	-
Net income (loss)	$(197,746)	$120,085	$(460,060)	$(994,710)
Preferred stock dividends and accretion	(2,889)	(647,652)	(1,284,114)	(1,389,052)
Net loss available to common stockholders	$(200,635)	$(527,567)	$(1,744,174)	$(2,383,762)
Basic and diluted loss per common share	$(0.02)	$(0.05)	$(0.15)	$(0.22)
Weighted average shares of common stock outstanding	12,175,853	10,930,117	11,350,239	10,929,673

See Notes to Consolidated Financial Statements.

Page | 2

iSECUREtrac Corp. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2012

(Unaudited)

							Additional
	Common Stock		Preferred Series C		Preferred Series D		Paid -in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	10,930,117	$10,930	1,588,163	$15,882	1,331,814	$13,318	$88,203,493	$(84,236,886)	$4,006,737
Shares issued for directors' fees	14,648	15	-	-	-	-	3,985	-	4,000
Stock based compensation	-	-	-	-	-	-	62,665	-	62,665
Series C preferred stock issued in satisfaction of accrued dividends	-	-	127,053	1,271	-	-	(1,271)	-	-
Accrual of Series C preferred stock dividends	-	-	-	-	-	-	699,753	(699,753)	-
Series D preferred stock issued in satisfaction of accrued dividends	-	-	-	-	106,545	1,065	(1,065)	-	-
Accrual Series D preferred stock dividends	-	-	-	-	-	-	584,361	(584,361)	-
Shares issued in connection with debt conversion	-	-	-	-	156,066	1,561	1,703,497	-	1,705,058
Conversion of Series C preferred stock to common stock	8,135,916	8,136	(1,701,146)	(17,012)	-	-	8,876	-	-
Conversion of Series D preferred stock to common stock	29,726,568	29,727	-	-	(1,594,425)	(15,944)	(13,783)	-	-
Net loss	-	-	-	-	-	-	-	(460,060)	(460,060)
Balance, September 30, 2012	48,807,249	$48,808	14,070	$141	-	$-	$91,250,511	$(85,981,060)	$5,318,400

See Notes to Consolidated Financial Statements.

Page | 3

iSECUREtrac CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash Flows From Operating Activities
Net loss	$(460,060)	$(994,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	883,606	896,686
Stock based compensation	66,665	224,117
Provision for Doubtful Accounts	10,000	256,756
Changes in operating assets and liabilities:
Accounts receivable	114,894	(92,442)
Inventories	(26,601)	(64,904)
Prepaid expenses and other assets	2,436	(1,012)
Accounts payable	(208,490)	32,620
Accrued expenses	(250,526)	37,015
Deferred revenues	(1,825)	(5,013)
Accrued interest payable	146,530	589,567
Net cash provided by operating activities	276,629	878,680
Cash Flows From Investing Activities
Purchases of leasehold improvements and equipment	(875,305)	(620,182)
Capitalization of software development costs	-	(163,850)
Net cash used in investing activities	(875,305)	(784,032)
Cash Flows From Financing Activities
Principal proceeds from notes	-	50,000
Principal proceeds from long-term debt	990,000	750,000
Proceeds from revolving line of credit, net	-	575,000
Principal payments on long-term debt	(610,863)	(1,092,476)
Payments in connection with Series D Preferred Stock and debt conversion agreement	(11,664)	(10,000)
Net cash provided by financing activities	367,473	272,524
Increase (decrease) in cash	(231,203)	367,172
Cash and cash equivalents at beginning of period	505,500	88,956
Cash and cash equivalents at end of period	$274,297	$456,128
Supplemental Non-cash Disclosure
Issuance of 1,331,814 of Series D Preferred Stock in connection with:
Conversion of long-term debt pursuant to debt conversion agreement dated June 30, 2011	$-	$14,108,972
Accrued interest payable on related long-term debt converted	-	540,178
Issuance of 156,066 of Series D Preferred Stock in connection with:
Conversion of long-term debt pursuant to debt conversion agreement dated September 28, 2012	1,475,000	-
Accrued interest payable on related long-term debt converted, including $97,111 of Accrued Interest included in long-term debt at December 31, 2011	241,722	-
Equipment purchases included in accounts payable	27,567	-

See Notes to Consolidated Financial Statements.

Page | 4

iSECUREtrac CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2012 and 2011

(Unaudited)

Note 1. General

The unaudited interim condensed consolidated financial statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.

The consolidated balance sheet of iSECUREtrac Corp. (“iSECUREtrac”, or the “Company”) and its wholly-owned subsidiary, iSt Services, Inc., at December 31, 2011, has been taken from the audited consolidated financial statements at that date. The condensed consolidated financial statements for the three and nine months ended September 30, 2012 and September 30, 2011 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations and cash flows for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012. Where appropriate, items of an insignificant nature within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

The Company believes that its current working capital combined with the amounts available for additional working capital via the Business Loan Agreement with Access Bank and through lease financing for its monitoring equipment through AHK are sufficient to meet its liquidity needs through 2012.

Note 2. Debt Conversion and Recapitalization Agreement

During the three months ended September 30, 2012 the Company completed a series of transactions involving the Company’s long-term debt, preferred stock and common stock as summarized and outlined below.

In August 2012 a group of investors including three of the Company’s directors, Roger Kanne, Joseph Schwaller and Thomas Burlin, as well as the Company’s CEO, Lincoln Zehr, formed IST Holdings, LLC, (“Holdings”) a Nebraska based limited liability company.

On August 29, 2012, Holdings acquired the following:

•	$2,000,000 Note Payable (“Original Note”) held by Crestpark LP, Inc including all accrued interest, and

•	1,470,799 shares of the Series C 8% Cumulative, Compounding, Exchange Preferred Stock (“Series C Preferred Stock”) from MH Imports constituting approximately 85% of all outstanding Series C Preferred and the related warrants to purchase 564,251 shares of common stock, and

•	1,438,359 shares of the Series D 8% Cumulative Compounding, Exchangeable Preferred Stock (“Series D Preferred Stock”) from Crestpark, LP, Inc constituting 100% of all outstanding Series D Preferred.

Page | 5

On September 28, 2012 the Company entered into a Debt Conversion and Recapitalization Agreement (“Conversion Agreement”) with Holdings and certain individual holders of the Series C Preferred. Pursuant to that agreement:

•	$1,475,000 of the $2,000,000 long-term debt plus $241,722 of accrued interest thereon was converted into 156,066 additional shares of the Company’s Series D Preferred, and

•	The repayment terms of the remaining $525,000 of long-term debt were revised to reduce the interest rate from 9.5% to 6.0%, requiring interest only payments for 12 months and then equal principal and interest payments through maturity on March 31, 2017, and

•	37,862,484 shares of common stock were issued in exchange for all outstanding shares of the Company’s Series D Preferred, including the 156,066 issued above, and 1,701,146 of the 1,715,216 outstanding shares of the Company’s Series C Preferred. The exchange of Series C Preferred and Series D Preferred were made in accordance with the terms of their respective Amended and Restated Certificate of Designation, Preferences and Rights except that the issuance of warrants for the purchase of common stock issuable upon exchange of the Series C Preferred was waived by the holders of the Series C Preferred, and

•	All warrants for the purchase of common stock, held by the individuals who were a party to the Conversion Agreement, were cancelled.

The exchange of all but 14,070 shares of the Series C Preferred Stock and all shares of the Series D Preferred Stock for shares of the Company’s common stock has eliminated the liquidation preference that would have been payable to the holders of such exchanged shares of Series C Preferred Stock and Series D Preferred Stock in the event of a sale or similar strategic transaction by the Company as well as future accrual of dividends on the exchanged shares of Series C Preferred Stock and Series D Preferred Stock. In addition, the right of the holders of the Series C Preferred Stock and Series D Preferred Stock to collectively appoint a majority of the Company’s directors has terminated as a result of the exchange transaction since the remaining shares of Series C Preferred Stock outstanding do not have this right under the terms of the Series C Certificate of Designation.

The shares of common stock were issued pursuant to the terms of the Conversion Agreement and were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption from such registration requirements. Holdings and the Company have entered into a Registration Rights Agreement, dated September 28, 2012, pursuant to which Holdings has been granted certain rights to have the shares of common stock issued to Holdings under the Conversion Agreement registered for sale pursuant to the Securities Act.

Note 3. Common Stock, Common Stock Options and Warrants

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

Page | 6

During the nine months ended September 30, 2012, the Company granted options to purchase a total of 58,000 shares of common stock to eight employees pursuant to the 2006 Plan. No options were granted during the three months ended September 30, 2012. During the three and nine months ended September 30, 2012, 17,792 and 147,126 options issued under the 2006 Plan were forfeited, 625 options issued under the 2001 Plan were forfeited and no options issued under employment agreements outside the 2006 Plan and the 2001 Plan were forfeited. No options were exercised during the three and nine months ended September 30, 2012. The following table shows stock option activity during the nine month period ended September 30, 2012:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,028,632	$1.33	$875
Granted	58,000	0.18
Exercised	-	-
Forfeited	(147,751)	0.75
Outstanding at September 30, 2012	2,938,881	$1.34	$55
Exercisable at September 30, 2012	2,895,944	$1.36	$43

During the three and nine month period ended September 30, 2012, no warrants expired or were granted by the Company or exercised by warrant holders. However, as part of Conversion Agreement described in Note 2, substantial changes were made to warrants outstanding.

At September 30, 2012, the Company had 2,938,881 outstanding stock options, and 51,554 shares issuable upon exercise of warrants to be issued upon exchange of Preferred Stock, collectively, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

The Company estimated the grant date fair value of each option granted during the periods set forth below using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Risk free interest rate	1.36%	1.93%
Expected volatility factor	80.74%	74.82%
Expected option term in years	6	6
Dividends	$0.00	$0.00
Forfeitures for senior executives and non-senior executives	0% and 3%	0% and 3%

The risk-free interest rate is determined on the date the grant is issued. This rate is equal to the rates based on yields from U.S. Treasury zero-coupon issues with maturity of 3.5 years to 6.5 years. Expected volatilities are based upon looking back at historical stock prices of the Company over the two years prior to the stock option award.

Page | 7

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

The Company recorded stock compensation expense for the three and nine months ended September 30, 2012 and September 30, 2011 as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Employee expense	$19,349	$69,898	$62,665	$222,117

Non-employee expense	2,000	-	4,000	2,000

Total stock-based compensation expense	$21,349	$69,898	$66,665	$224,117

As of September 30, 2012, there was approximately $12,183 of total unrecognized compensation costs related to non-vested stock option agreements granted to the Company’s executives and employees. The future compensation expense the Company will recognize if and as these options vest according to their contractual terms is as follows:

2012	$7,122
2013	4,144
2014	917
Total	$12,183

Note 4. Leasehold Improvements and Equipment

The cost and accumulated depreciation of our leasehold improvements and equipment as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012			December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Equipment	$1,106,824	$1,012,416	$94,408	$1,093,531	$952,623	$140,908
Leasehold improvements	175,819	129,424	46,395	175,819	117,268	58,551
Components held for future monitoring equipment builds	209,020	-	209,020	210,000	-	210,000
Software development costs	726,049	331,765	394,284	726,049	236,227	489,822
Monitoring equipment	15,652,982	13,020,393	2,632,589	15,211,374	12,304,274	2,907,100
Total leasehold improvements and equipment	$17,870,694	$14,493,998	$3,376,696	$17,416,773	$13,610,392	$3,806,381

The Company recorded depreciation expense of $883,606 and $896,686 for the nine months ended September 30, 2012 and 2011, respectively.

During the period ending September 30, 2011, the Company capitalized software development costs of $163,850. No software development costs were capitalized during the period ending September 30, 2012.

Page | 8

Note 5. Goodwill

Goodwill is the excess of the cash paid over the fair value of the net assets acquired and liabilities assumed in an acquisition, less the amount of identifiable intangible assets.  Goodwill is not amortized, but is tested for impairment on an annual basis at the end of each calendar year or if certain events or circumstances occur.  The Company determined that there was no impairment of goodwill as of December 31, 2011. No events transpired in the nine months ended September 30, 2012 that required a reevaluation of this conclusion.

Note 6. Credit Agreements

As of September 30, 2012, the Company has in place a line of credit with Access Bank as outlined below. Prior to the establishment of this line of credit, the Company had available credit facilities through Crestpark LP, Inc as outlined below.

Access Bank Line of Credit – On December 29, 2011, the Company entered into a Business Loan Agreement (the “Loan Agreement”) with Access Bank of Omaha, Nebraska, (the “Bank”) pursuant to which the Bank has made available to the Company an asset-based revolving line of credit of up to $750,000 through December 31, 2012 (the “Line of Credit”). Borrowings under the Line of Credit are evidenced by a Promissory Note of the Company, dated December 29, 2011 (the “Note)), and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a Commercial Security Agreement by and between the Company and the Bank, dated December 29, 2011 (the “Security Agreement”). Borrowings against the Line of Credit will be used, if needed, to meet the Company’s working capital needs from time to time and will be limited to a borrowing base equal to 75% of the Company’s eligible accounts receivable. Interest expense to Access Bank for the nine months ending September 30, 2012 was $11,704, including the unused commitment fee. As of September 30, 2012, the Company had $711,000 available under the Line of Credit. The Company has not borrowed any funds under the Line of Credit.

Outstanding borrowings against the Line of Credit will bear interest at a variable rate equal to 2.5% over an index rate representing the prime rate on corporate loans posted by at least 70% of the nation’s largest banks. Accordingly, on September 30, 2012, the interest rate on the Line of Credit would have been 5.75%. The Company is also required to pay the Bank a quarterly non-use fee of 0.50% per annum on the average funds available under the Line of Credit, but will be waived by the Bank for any quarter during which the average borrowings exceed 60% of the funds available. As a condition to entering the Loan Agreement, the Bank required Crestpark, LP, Inc. (“Crestpark”) to enter into an Intercreditor agreement with the Bank under which Crestpark agreed to subordinate its security interest in the assets of the Company that collateralized the then $2,000,000 long-term loan made by Crestpark to the Company. This subordination remains a condition of the note acquired and restructured by Holdings as described in Note 2.

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

Page | 9

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

Note 7. Long-Term Debt and Lease Obligations

The Company had the following long-term debt at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Crestpark LP, Inc
One secured note payable maturing on January 1, 2015
Fixed Tranche ~ bearing interest at 9.5%	$-	$2,000,000
IST Holdings, LLC
One secured note payable maturing on March 31, 2017, bearing interest at 6.0%	525,000	-
AHK Leasing, LLC
Eleven separate capital leases with related parties that are carrying interest rates at 8.50% to 10.25% and maturing December 2012 to August 2016.	1,318,923	939,787
Total long-term debt	$1,843,923	$2,939,787
Less current maturities	(664,914)	(538,206)
Total long-term debt less current maturities	$1,179,010	$2,401,581
Accrued interest on long-term debt related to the note payable to Crestpark LP, Inc	-	97,111
Total long-term debt less current maturities, including accrued interest on long-term debt	$1,179,010	$2,498,692

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

As of December 31, 2011, the Company had outstanding a Note Payable (“Note”) with Crestpark for $2,000,000, under a Credit and Security Agreement originally dated December 18, 2007 and subsequently amended. Outstanding borrowings were due and payable on the earlier of (i) January 1, 2015 or (ii) the first date on which the Company either issues equity securities or arranges for additional indebtedness (other than trade indebtedness incurred in the ordinary course of business) in a transaction or series of transactions which generates aggregate net proceeds to the Company of not less than the then current principal amount outstanding under this Note, plus all accrued but unpaid interest. The Company could prepay the Note at any time without premium or penalty.

The Note provided, among other things, that the borrowings thereunder shall bear interest at 9.5% per annum and that such interest will be due and payable at maturity of the Note. Accrued interest on the Note was $97,111 at December 31, 2011. At September 30, 2012, there was no accrued interest on the Note.

Page | 10

The borrowings under the Note are secured by a first priority security interest in all of the assets of the Company except that Crestpark’s security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing, LLC under its sale leaseback arrangements and to the interest of Access Bank under the December 29, 2011 Line of Credit.

This note was sold to Holdings on August 29, 2012 as outlined in Note 2.

IST Holdings, LLC

Holdings is a Nebraska based limited liability whose principals are two shareholders who also serve as directors of the Company. As described in Note 2, on September 28, 2012, the Company entered into a Conversion Agreement with Holdings under which all but $525,000 of the $2,000,000 principal balance of the promissory note dated December 31, 2010 plus the interest accrued thereon of $241,722 through September 30, 2012 was converted into 156,066 shares of the Company’s Series D Preferred Stock.

Under the Conversion Agreement, the $525,000 remaining principal balance of the Original Note has been exchanged by Holdings for a new promissory note in the principal amount of $525,000 (the “Substitute Note”) carries a fixed rate of 6.0% per annum. The Substitute Note provides for monthly payments of interest only for twelve months and then requires monthly amortizing payments of principal and interest through maturity of the Substitute Note on March 31, 2017. In all other respects, the indebtedness evidenced by the Substitute Note remains subject to the terms and conditions of that certain Credit and Security Agreement originally entered into by and between the Company and Crestpark dated October 29, 2007, as subsequently amended including a first priority security interest in the assets of the Company granted thereby.

The borrowings under the Substitute Note are secured by a first priority security interest in all of the assets of the Company except that Holdings’ security interest in certain monitoring equipment is subordinate to the interest of AHK Leasing, LLC under its sale leaseback arrangements and to the interest of Access Bank under the December 29, 2011 Line of Credit.

Capital Leases - AHK Leasing, LLC.

AHK Leasing, LLC (“AHK”) is a company controlled by three stockholders, one of which is a current director. These loans were in the form of capital leases with 36 month terms and bearing interest at a rate of 8.50% to 10.25% per annum and mature between December 2012 and August 2016. There was no accrued interest payable to AHK at September 30, 2012.

Total interest expense, including unused commitment fees, for the three months and nine months ended September 30, 2012 and September 30, 2011 is as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
AHK interest on long term debt	$31,769	$31,791	$89,779	$108,567

Crestpark LP interest on long-term debt	51,356	49,756	149,812	655,768

Crestpark LP credit agreements	-	863	-	61,762

Other	5,661	2,300	26,874	4,540
Total interest expense	$88,786	$84,710	$266,465	$830,637

Page | 11

Interest expense paid during the three and nine months ended September 30, 2012 and 2011 was $33,325 and $112,548, respectively, as compared to $34,955 and $203,322 for the same periods of 2011.

Note 8. Series C 8% Cumulative, Compounding Exchangeable Preferred Stock

As of September 30, 2012 and December 31, 2011, the Company has authorized 5,000,000 shares of preferred stock, of which 2,800,000 are designated as its $0.01 par value Series C 8% Cumulative, Compounding Exchangeable Preferred Stock (the “Series C Preferred Stock”). As of December 31, 2011 and September 30, 2012, the Company has outstanding 1,588,163 and 14,070 shares of Series C Preferred Stock, respectively. The Series C Preferred Stock outstanding at September 30, 2012 is exchangeable for 67,291 shares of common stock and warrants to acquire 51,554 shares of common stock at an exercise price of $2.30 per share at anytime at the discretion of the preferred stockholder.

Dividends on the Series C Preferred Stock shall be payable in additional shares of Series C Preferred Stock, rather than cash, in an amount per share equal to 0.08 shares of Series C Preferred Stock per annum compounded annually.

Prior to the transactions described in Note 2, the holders of the Series C Preferred Stock voted with the holders of the Series D Preferred Stock, as single class, with respect to the appointment of four of the seven directors of the Company until the earliest date on which either (i) less than an aggregate of 500,000 shares of Series C Preferred Stock and Series D Preferred Stock remain outstanding or (ii) the holders of record of a majority of the outstanding shares of Series C Preferred Stock and Series D Preferred Stock, voting as a single class, elect to eliminate their right to appoint such directors.  As a result of the transactions described in Note 2, effective September 28, 2012 the rights described above have been eliminated.

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

The Company had $2,889 accrued Series C Preferred Stock dividends at September 30, 2012.

Note 9. Series D 8% Cumulative, Compounding Exchangeable Preferred Stock

As of September 30, 2012 and December 31, 2011, the Company has authorized 5,000,000 shares of preferred stock, of which 2,200,000 are designated as its $0.01 par value Series D 8% Cumulative, Compounding Exchangeable Preferred Stock (the “Series D Preferred Stock”). As of December 31, 2011, the Company had outstanding 1,331,814 shares of Series D Preferred Stock. There was no Series D Preferred Stock outstanding at September 30, 2012.

Prior to the transactions described in Note 2, the dividends on the Series D Preferred Stock were payable in additional shares of Series D Preferred Stock, rather than cash, in an amount per share equal to 0.08 shares of Series D Preferred Stock per annum compounded annually.

Also prior to the transactions described in Note 2, the holders of the Series D Preferred Stock voted with the holders of the Series C Preferred Stock, as single class, with respect to the appointment of four of the seven directors of the Company until the earliest date on which either (i) less than an aggregate of 500,000 shares of Series C Preferred Stock and Series D Preferred Stock remain outstanding or (ii) the holders of record of a majority of the outstanding shares of Series C Preferred Stock and Series D Preferred Stock, voting as a single class, elect to eliminate their right to appoint such directors.

Page | 12

The Series D Preferred Stock ranked on parity with the Series C Preferred Stock, and ranked senior to all other series of preferred stock and to the common stock as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up.

As described in Note 2, all Series D Preferred Stock was converted to common stock as of September 30, 2012.

Note 10. Related Party Transactions

The Company has incurred debt with related parties through several lending arrangements as further described in Note 6 Credit Agreements and Note 7 Long-Term Debt and Lease Obligations. The terms of each of these related party transactions were approved by a Special Committee of the Board of Directors consisting solely of a disinterested director for each transaction.

In addition, the Company had previously issued preferred stock to related parties as further described in Note 8 Series C 8% Cumulative, Compounding Exchangeable Preferred Stock and Note 9 Series D 8% Cumulative, Compounding Exchangeable Preferred Stock.

In November 2011, Mykonos 6420 LP (“Mykonos”), previous to this time, the sole holder of the Company’s Series C Preferred Stock, re-distributed the ownership of the Series C Preferred Stock to the individual investors in Mykonos 6420 LP. MH Imports was an 85.75% owner of Mykonos and directly owned 85.75% of the Company’s Series C Preferred Stock prior to the transactions described in Note 2.

Crestpark was the sole holder of the Company’s Series D Preferred Stock prior to the transactions described in Note 2.

Crestpark and MH Imports are wholly owned subsidiaries of Consolidated Investment Services, Inc. which is wholly owned by Sammons Enterprises, Inc.

Note 11. Subsequent Events

The Company evaluates all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There are no matters which require disclosure.

Note 12. Recent Accounting Pronouncements

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

Page | 13

Note 13. Commitments and Contingencies

During the quarter ended June 30, 2012, the Company was named as a defendant in a lawsuit seeking damages for injuries suffered by the victim of a shooting allegedly perpetrated by an individual who was under electronic monitoring by the State of Maryland using the Company’s GPS-based monitoring system. The Company’s management believes the plaintiff’s allegations and legal basis for recovery are without merit and accordingly has estimated that the maximum net exposure to the Company is $50,000 which is the amount of the Company’s liability insurance deductible. As of September 30, 2012, no expense has been recorded or accrued for relating to this lawsuit.

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

Page | 14

Operating Summary and Future Outlook

As outlined in our Form 10-Q for the first quarter of 2012, the Company has implemented clear strategies with respect to technology and software platform as well as sales and marketing which were designed to improve both the competitive position and financial performance of the Company in light of industry trends and the loss of revenues from our largest client, the Commonwealth of Massachusetts.  Through the nine months ended September 30, 2012, the implementation of those strategies has gone nearly as planned and the Company is where we expected to be.

The decline in revenue for the three months and nine months ended September 30, 2012 in comparison to 2011 is primarily the result of the loss of revenues from the Commonwealth of Massachusetts as it transitioned to a new vendor in 2012.  At this time, we do not anticipate that any significant existing customers will terminate their agreements with us.  In addition, none of our current customers represent the percentage of our total revenues that were attributable to our Massachusetts contract.  Offsetting the loss of revenue from Massachusetts are additional revenues resulting from new electronic monitoring contracts signed during the quarter ended June 30, 2012.  While these additional revenues were moderate during the third quarter, we anticipate the revenues from these new contracts will grow throughout the remainder of 2012 as we continue to deploy units to these customers.   The Company continued to sign new contracts during the third quarter, some of which contributed revenue during the period and all of which are expected to provide additional revenues as they are more fully implemented throughout the remainder of 2012 [and into 2013].  Our sales and marketing staff is focused on finding additional opportunities and we continue to win new contracts by providing high quality products and services at competitive prices.  None of our new contracts or identified opportunities are individually or collectively of sufficient size to offset the revenue previously generated by the Commonwealth of Massachusetts, and as such, the Company expects it will take time for revenue to return to the levels reported during the first quarter of 2012.

While revenues have declined as we expected, we have taken several significant steps to keep our operating expenses in line with operating revenues.  Among other things, we have made notable reductions to our compensation expense and interest expense.  The expense reductions initiated during the quarter ended March 31, 2012, which were projected to decrease annual operating expenses by more than $1 million, began to take effect during the quarter ended June 30, 2012 and the decline in expenses for the quarter ended September 30, 2012 was the continued result of those actions.

The Company expects the fourth quarter of 2012 to be cash flow neutral.   The November elections have delayed or even stalled the rollout of a number of opportunities during the third quarter, thus it is likely that total revenue for the quarter ended December 31, 2012 will decline as compared to the revenue reported for the quarter ended September 30, 2012, nevertheless, the Company expects to be cash flow neutral for the quarter ended December 31, 2012.

The Company continues to pursue strategic partnerships with third parties that offer propriety, innovative technologies that fit well with the Company’s own proprietary offerings.  During the quarter ended September 30, 2012, the Company executed an agreement with Omnilink Systems, Inc. to offer their proprietary one-piece GPS monitoring device.  The Company expects these third party product offerings to begin generating revenue in the near future.

The continued success in implementing the above strategies is expected to result in improving financial performance into 2013 as well as providing the ability to continue increasing revenue and cash flow well beyond 2013.

Page | 15

Summary of Financial Information

The following table provides a comparison of selected financial highlights, in thousands, for the three months ended September 30, 2012 and 2011:

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS

Three Months Ended September 30, 2012 and 2011

(In thousands)

			Fav / (Unfav)
	2012	2011	Change
Revenue:
Equipment revenue	$1,512	$2,360	$(848)
Services revenue	137	118	19
Total revenue	1,649	2,478	(829)
Costs of revenue	604	726	122
Gross profit margin	1,045	1,752	(707)
Gross profit margin % (a)	63.4%	70.7%

Research and development expenses (R&D)	156	176	20
Sales, general and administrative expenses (SG&A)	998	1,371	373
Total R&D and SG&A	1,154	1,547	393
Operating income (loss)	(109)	205	(314)
Interest expense, net	89	85	(4)
Net income (loss)	$(198)	$120	$(318)
Preferred stock dividends and accretion	3	648	645
Net loss available to common stockholders	$(201)	$(528)	$327

(a) Gross proft margin percentage = Gross Profit Margin / Total Revenue

Page | 16

Quarterly Highlights

In addition to the selected financial highlights above, the following selected quarterly financial and non-financial data over the past 5 quarters is important in understanding the trend in the Company’s results of operations:

CONDENSED CONSOLIDATED QUARTERLY FINANCIAL HIGHLIGHTS

Quarterly Trend

(In Thousands)

	Sept 30 2011	Dec 31 2011	Mar 31 2012	Jun 30 2012	Sept 30 2012
Revenue:
Equipment leasing	$2,360	$2,341	$2,152	$1,467	$1,512
Service Revenue	118	126	129	134	137
Total Revenue	2,478	2,467	2,281	1,601	1,649

Costs of Revenue	726	798	700	684	604

Gross profit margin	1,752	1,669	1,581	917	1,045
Gross profit margin % (a)	70.7%	67.7%	69.3%	57.2%	63.4%

Research & Development (R&D)	176	187	157	162	156

Selling General & Admin (SG&A)	1,371	1,613	1,182	1,082	998
Subtotal R&D and SG&A	1,547	1,800	1,339	1,244	1,154

Operating Income (Loss)	205	(131)	242	(327)	(109)

Interest expense	85	81	89	88	89
Net Income (Loss)	$120	$(212)	$153	$(415)	$(198)

Total Full-Time Equivalent Employees	60	60	55	52	48

Page | 17

CONDENSED CONSOLIDATED QUARTERLY FINANCIAL HIGHLIGHTS

QuarterlyTrend

(In Thousands)

Cash Flows From Operating Activities	Sept 30 2011	Dec 31 2011	Mar 31 2012	Jun 30 2012	Sept 30 2012

Net income (loss)	$120	$(212)	$153	$(415)	$(198)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	283	285	324	281	279
Stock based compensation	70	51	23	22	22
Provision for doubtful accounts	1	-	10	-	-
Changes in operating assets and liabilities:
Accounts receivable	111	124	(393)	652	(144)
Inventories	(17)	(36)	(45)	38	(20)
Prepaid expenses	(28)	85	(9)	44	(33)
Accounts payable	(12)	(150)	(16)	(167)	(25)
Accrued expenses	(78)	221	(154)	(62)	(35)
Deferred revenue	9	(3)	(6)	(7)	11
Accrued interest payable	15	47	48	49	50

Net cash provided by (used in) operating activities	474	412	(65) [1]	434 [1]	(93)

Principal payments on long-term debt	(309)	(279)	(237)	(183)	(192)

Adjusted Net cash provided by (used in) operating activities less principal payments on long-term debt	$165	$133	$(302)	$251	$(285)

(1)	As of March 31, 2012, the Company had an outstanding receivable balance from the Commonwealth of Massachusetts totaling approximately $748,000. This Agency has historically paid invoices within 25 days. As a result of administrative delays in processing the various extensions to the contract with the Commonwealth of Massachusetts, the Commonwealth did not continue this payment pattern. Had the Commonwealth paid invoices in a manner consistent with their historical pattern the Company would have received approximately an additional $500,000 of cash during the three months ended March 31, 2012, as of March 31, 2012 invoices totaling $525,291 were outstanding and past the normal payment patter of the Commonwealth of Massachusetts, and Net cash provided by (used in) operating activities would have been approximately $435,000 for the three months ended March 31, 2012. This outstanding receivable payment was received during the three months ended June 30, 2012. Without this receipt of payment during the three months ended June 20, 2012, that would have normally been received during the three months ended March 31, 2012, Net cash provided by (used in) operating activities would have been approximately ($66,000) for the three months ended June 30, 2012.

Page | 18

For the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

Revenue

Equipment Revenue

Equipment revenue consists of the daily leasing of electronic monitoring equipment and periodic charges for lost or damaged equipment. For the three and nine month periods ended September 30, 2012, the Company had equipment revenue of $1,512,000 and $5,132,000 compared with $2,360,000 and $7,042,000 for the same periods in 2011 which represents a decline of 36% and 27%, which was due to a net decline in the number of units deployed. Virtually the entire decline in revenues is the result of the transition of the Commonwealth of Massachusetts to a new vendor early in the second quarter of 2012.

Revenue from the Commonwealth of Massachusetts aggregated $801,000 for the nine month period ended September 30, 2012. There were no revenues from the Commonwealth of Massachusetts for the three month period ended September 30, 2012. For the three and nine month periods ended September 30, 2011, revenue from the Commonwealth of Massachusetts was $731,000 and $2,043,000, respectively.

Service Revenues

Service revenues consist of daily charges for Monitoring Center Intervention, in connection with the leasing of GPS equipment outlined above. For the three and nine months ended September 30, 2012 the Company reported service revenue of $137,000 and $400,000 compared to $118,000 and $355,000 for the same periods in 2011. The increase was due to an increased number of deployed units utilizing this service offering. We did not provide Monitoring Center Intervention services under our contract with the Commonwealth of Massachusetts.

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

For the three and nine month periods ended September 30, 2012 the Company reported cost of revenue of $604,000 and $1,987,000 compared to $726,000 and $2,325,000 for the same periods in 2011 which represent decreases of approximately 17% and 15%, respectively.

For the three months ended September 30, 2012 the $122,000 decrease in cost of revenue is attributable to the following:

•	$50,000 decrease in communications costs resulting from the renegotiation of our contract with our wireless service provider during the three months ended June 30, 2012

•	$32,000 decrease in co-location facility costs resulting from the transition of our backup facilities to a new location during the fourth quarter of 2011
•	$36,000 decrease in freight costs due to the wrap up of the Commonwealth of Massachusetts contract during the three months ended June 30, 2012
•	$4,000 decrease in various other costs including supply and repair costs

Page | 19

For the nine months ended September 30, 2012 the $338,000 decrease in cost of revenue is attributable to the following:

•	$138,000 decrease in communication costs resulting from the renegotiation of our contract with our wireless service provider during the three months ended June 30, 2011 and again during the three months ended June 30, 2012
•	$67,000 decrease in co-location facility costs resulting from the transition of our backup facilities to a new location during the fourth quarter of 2011
•	$94,000 decrease in freight costs due to the wrap up of the Commonwealth of Massachusetts contract during the three months ended June 30, 2012

•	$36,000 decrease in 3rd party equipment costs driven by the Company’s decision to terminate its reseller relationship with STOP, L.L.C. under which the Company deployed STOP, L.L.C.’s one piece device

•	$3,000 decrease in various other costs including supply and repair costs

Management anticipates that Cost of Revenue through the remainder of 2012 to remain similar relative to the levels reported for the three months ended September 30, 2012.

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

R&D expenses for the three and nine months ended September 30, 2012 were $156,000 and $475,000 compared to $176,000 and $636,000 for the same periods in 2011, a decrease of $20,000 and $161,000, respectively. R&D expenses decreased largely as a result of restructuring of the R&D team during 2011 resulting in the elimination of administrative positions. In the short term, overall R&D expenses are expected to continue at or about the current levels reported for the three months ended September 30, 2012.

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

For the three month period ended September 30, 2012, SG&A expenses decreased $373,000 from $1,371,000 reported in 2011 to $998,000 reported in 2012. Significant decreases of SG&A expense in the comparable periods are highlighted below:

•	Personnel related expenses included salaries, benefits, incentive compensation, and travel decreased approximately $209,000 as a result of the elimination of certain executive and management positions during the quarter ended March 31, 2012

•	Office & Computer Supplies expense decreased $17,000

Page | 20

•	Stock option expenses decreased $51,000

•	Consulting expenses decreased $47,000

•	Various other expenses including advertising, insurance, communications, and other expenses decreased an aggregate of $49,000

For the nine month period ended September 30, 2012, SG&A expenses decreased $1,338,000 from $4,600,000 reported in 2011 to $3,262,000 reported in 2012. Significant decreases of SG&A expense in the comparable periods are highlighted below:

•	Personnel related expenses included salaries, benefits, incentive compensation, and travel decreased approximately $628,000 as a result of the elimination of certain executive and management positions during the quarter ended March 31, 2012

•	Communication expenses decreased $43,000

•	Office & Computer Supplies decreased $35,000

•	Consulting expenses decreased $88,000

•	Stock option expenses decreased $159,000

•	Bad debt expense decreased $247,000

•	Legal expense decreased $59,000

•	Various other expenses including advertising, insurance, communications, and other expenses decreased an aggregate of $79,000

Management expects that SG&A expenses will continue at or about the same levels reported for the three months ended September 30, 2012. The Company remains strategically positioned to support material revenue growth without requiring a corresponding increase in SG&A expenses.

Interest Expense, Net

Net interest expense represents the total interest expense incurred by the Company reduced by the interest income earned by the Company during the year. During the three and nine months ended September 30, 2012 the Company reported net interest expense of $89,000 and $266,000, as compared to $85,000 and $831,000 reported for the three and nine months ended September 30, 2011. The nine month decrease of $565,000 is attributable to the financial restructuring completed June 30, 2011 as well as the maturation of certain capital leases, offset by the addition of new leases. The addition of new leases during the second and third quarters of 2012 resulted in the $4,000 increase in net interest expense for the three months ended September 30, 2012 as compared to the same period of 2011.

The debt conversion completed on September 28, 2012 is expected to decrease future interest expense by approximately $40,000 per quarter.

Page | 21

Net Loss

For the reasons described above, the Company’s net loss for the three months ended September 30, 2012 was $198,000 in comparison to net income of $120,000 for the comparable period in 2011. Similarly, the Company’s net loss for the nine months ended September 30, 2012 was $460,000, in comparison to a net loss of $995,000 for the comparable period in 2011.

Preferred Stock Dividends and Accretion

For the three and nine month periods ended September 30, 2012, preferred stock dividends totaled $3,000 and $1,284,000 as compared to $648,000 and $1,289,000 for the three and nine month periods ended September 30, 2011. Additionally, accretion on the Series C was $100,000 for the nine months ended September 30, 2011, with no accretion on the Series C for the three months ended September 30, 2011. There was no accretion for the three and nine months ended September 30, 2012 due to the financial restructuring completed June 30, 2011.

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

Liquidity and Capital Resources

The Company’s principal uses of cash are the payment of operating expenses and debt service payments on its debt obligations, including its capital lease financing. In general, the Company expects to meet these liquidity needs by generating positive cash flow from operating activities. The Company also uses cash to repay long-term capital lease obligations incurred in connection with the acquisition of monitoring equipment that it leases or sells to its customers. For the nine months ended September 30, 2012, the Company generated $277,000 of cash in operating activities. Investing activities used $875,000 of cash and financing activities generated cash of $367,000. The total of all cash flow activities resulted in a decrease in the balance of cash for the nine months ended September 30, 2012 of $231,000. For the same period of 2011, the Company generated $879,000 of cash from operating activities, used $784,000 in investing activities, and generated $273,000 in cash from financing activities. The total of all cash flow activities in the nine months ended September 30, 2011 resulted in an increase in the balance of cash of $367,000.

The Company is currently working with Access Bank to renew the current Business Loan Agreement and expects that the current agreement will be renewed under essentially the same terms as are currently in place. Management believes that cash on hand at September 30, 2012 combined with expected future cash flow and the amounts available for additional working capital via the Business Loan Agreement with Access Bank and through lease financing for its monitoring equipment through AHK are sufficient to meet its liquidity needs through 2013.

Page | 22

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

Page | 23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 6, 2012, the Company issued an aggregate of 9,092 shares of common stock to four directors in partial payment of directors’ fees. The shares had a market value on June 30, 2012 of $2,000. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (3)

3.2	Restated Bylaws of the Company (1)

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Preferred Stock Designated Series C 8% Cumulative, Compounding Exchangeable Preferred Stock (2)

3.4	Certificate of Designation, Preferences and Rights of Preferred Stock Designated Series D 8% Cumulative, Compounding Exchangeable Preferred Stock of the Company (2)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Statements of Stockholders’ Equity for the nine months ended September 30, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference from the registrant’s registration statement on Form 10-SB, filed on June 22, 1999 (Commission File No. 0-26455).

(2)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on July 1, 2011 (Commission File No. 0-26455).

(3)	Incorporated by reference from the registrant’s current report on Form 8-K, filed on December 14, 2006 (Commission File No. 0-26455).

Page | 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSECUREtrac Corp.

By:	/s/ Lincoln Zehr
Lincoln Zehr
Chief Executive Officer

Dated: November 13, 2012

By:	/s/Kimberly R. Reed
Kimberly Reed
Principal Accounting Officer

Dated: November 13, 2012

Page | 25